Form 10-Q
period 2021-03-31
ITHAX Acquisition Corp.
filed 2021-05-24
CIK 1828852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number: 001-39943

ITHAX ACQUISITION CORP.
(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

555 Madison Avenue Suite 11A New York, NY 10022
(Address of principal executive offices)

(212) 792-0253
(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, par value $0.001 per share, and one-half of one Redeemable Warrant	ITHXU	The Nasdaq Stock Market LLC
Class A ordinary share, par value $0.001 per share, included as part of the units	ITHX	The Nasdaq Stock Market LLC
Redeemable warrants, each exercisable for one Class A ordinary share for $11.50 per share, included as part of the units	ITHXW	The Nasdaq Stock Market LLC

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧  No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧  No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	◻	Accelerated filer	◻
Non-accelerated filer	⌧	Smaller reporting company	⌧
		Emerging growth company	⌧

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ⌧  No ◻

As of May 24, 2021, there were 24,825,000 Class A ordinary shares, par value $0.001 per share, and 6,037,500 Class B ordinary shares, par value $0.001 per share, issued and outstanding.

ITHAX ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

ITHAX ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$813,432	$1,000
Prepaid expenses	299,716	—
Total Current Assets	1,113,148	1,000

Deferred offering costs	—	80,631
Cash and marketable securities held in Trust Account	241,539,925	—
TOTAL ASSETS	$242,653,073	$81,631

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$11,073	$—
Accrued offering costs	32,966	17,966
Promissory note – related party	—	43,556
Total Current Liabilities	44,039	61,522

Deferred underwriting fee payable	9,082,500	—
Warrant liabilities	10,554,000	—
Total Liabilities	19,680,539	61,522

Commitments

Class A ordinary shares subject to possible redemption 21,797,253 and no shares at redemption value as of March 31, 2021 and December 31, 2020, respectively	217,972,530	—

Shareholders’ Equity
Preference shares, $0.001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.001 par value; 100,000,000 shares authorized; 3,027,747 and no shares issued and outstanding (excluding 21,797,253 and no shares subject to possible redemption) as of March 31, 2021 and December 31, 2020, respectively	3,028	—
Class B ordinary shares, $0.001 par value; 10,000,000 shares authorized; 6,037,500 shares issued and outstanding as of March 31, 2021 and December 31, 2020	6,038	5,031
Additional paid-in capital	4,864,435	19,969
Retained earnings (Accumulated deficit)	126,503	(4,891)
Total Shareholders’ Equity	5,000,004	20,109
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$242,653,073	$81,631

The accompanying notes are an integral part of the unaudited condensed financial statements.

ITHAX ACQUISITION CORP.

CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(UNAUDITED)

Formation and operational costs	102,055
Loss from operations	(102,055)

Other income (expense):
Interest earned on marketable securities held in Trust Account	18,916
Unrealized gain on marketable securities held in Trust Account	21,009
Transaction costs allocated to warrant liabilities	(675,351)
Change in fair value of warrant liabilities	868,875
Other income, net	233,449

Net income	$131,394

Weighted average shares outstanding of Class A redeemable ordinary shares	21,716,916
Basic and diluted income per share, Class A redeemable ordinary shares	$0.00

Weighted average shares outstanding of Class A and Class B non-redeemable ordinary shares	7,760,487
Basic and diluted net income per share, Class A and Class B non-redeemable ordinary shares	$0.01

The accompanying notes are an integral part of the unaudited condensed financial statements.

ITHAX ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(UNAUDITED)

						(Accumulated
	Class A		Class B		Additional	Deficit)	Total
	Ordinary Shares		Ordinary Shares		Paid-in	Retained	Shareholders’
	Shares	Amount	Shares	Earnings	Capital	Earnings	Equity
Balance — January 1, 2021	—	$—	6,037,500	$6,038	$18,962	$(4,891)	$20,109

Sale of 24,150,000 Units, net of underwriting discounts, initial fair value of Public Warrants, and offering expenses	24,150,000	24,150	—	—	216,360,315	—	216,384,465

Sale of 675,000 Private Placement Units, net of initial fair value of Private Warrants and offering costs	675,000	675	—	—	6,435,891	—	6,436,566

Class A ordinary shares subject to redemption	(21,797,253)	(21,797)	—	—	(217,950,733)	—	(217,972,530)

Net income	—	—	—	—	—	131,394	131,394

Balance — March 31, 2021	3,027,747	$3,028	6,037,500	$6,038	$4,867,800	$126,503	$5,000,004

The accompanying notes are an integral part of the unaudited condensed financial statements.

ITHAX ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$131,394
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liabilities	(868,875)
Transaction costs allocated to warrant liabilities	675,351
Interest earned on marketable securities held in Trust Account	(18,916)
Unrealized gain on marketable securities held in Trust Account	(21,009)
Changes in operating assets and liabilities:
Prepaid expenses	(299,716)
Accounts payable and accrued expenses	11,073
Net cash used in operating activities	(390,698)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(241,500,000)
Net cash used in investing activities	(241,500,000)

Cash Flows from Financing Activities
Proceeds from initial public offering, net of underwriting discounts paid	$236,250,000
Proceeds from sale of Private Placement Units	6,750,000
Proceeds from promissory note – related party	44,708
Repayment of promissory note – related party	(88,264)
Payment of offering costs	(253,314)
Net cash provided by financing activities	$242,703,130

Net Change in Cash	812,432
Cash – Beginning of period	1,000
Cash – End of period	$813,432

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$32,966
Initial classification of Class A ordinary share subject to possible redemption	$217,165,785
Change in value of Class A ordinary share subject to possible redemption	$806,745
Deferred underwriting fee payable	$9,082,500
Initial classification of warrant liabilities	$11,422,875

The accompanying notes are an integral part of the unaudited condensed financial statements.

ITHAX ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

ITHAX Acquisition Corp. (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on October 2, 2020. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses ("Business Combination").

The Company is not limited to a particular industry or geographic region for purposes of completing a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of March 31, 2021, the Company had not commenced any operations. All activity for the period from October 2, 2020 (inception) through March 31, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering became effective on January 27, 2021. On February 1, 2021, the Company consummated the Initial Public Offering of 24,150,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units sold, the “Public Shares”), which includes the full exercise by the underwriter of its over-allotment option in the amount of 3,150,000 Units, at $10.00 per Unit, generating gross proceeds of $241,500,000 which is described in Note 5.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 675,000 units (each, a “Private Placement Unit” and collectively, the “Private Placement Units”) at a price of $10.00 per Private Placement Unit in a private placement to ITHAX Acquisition Sponsor LLC (the “Sponsor”) and Cantor Fitzgerald & Co. (“Cantor”), generating gross proceeds of $6,750,000, which is described in Note 4.

Transaction costs amounted to $14,681,445, consisting of $5,250,000 of underwriting fees, $9,082,500 of deferred underwriting fees and $348,945 of other offering costs.

Following the closing of the Initial Public Offering on February 1, 2021, an amount of $241,500,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Units was placed in a trust account (the “Trust Account”) located in the United States and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.

ITHAX ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete an initial Business Combination having an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding deferred underwriting commissions and taxes payable on interest earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

The Company will provide the holders of its issued and outstanding Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Shareholders will be entitled to redeem their Public Shares, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Business Combination (initially anticipated to be $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and net of taxes payable), divided by the number of then issued and outstanding Public Shares. The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 7). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 either immediately prior to or upon such consummation of a Business Combination and, if the Company seeks shareholder approval, it receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company. If a shareholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by applicable law or stock exchange listing requirements, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote any Founder Shares (as defined in Note 6), Private Placement Shares (as defined in Note 5) and Public Shares held by it in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.

Notwithstanding the foregoing, if the Company seeks shareholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Company’s Amended and Restated Memorandum and Articles of Association will provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares, without the prior consent of the Company.

ITHAX ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

The Sponsor and the Company’s officers and directors have agreed to waive: (i) their redemption rights with respect to any Founder Shares, Private Placement Shares and Public Shares held by them in connection with the completion of the Company’s Business Combination and (ii) their redemption rights with respect to the Founder Shares, Private Placement Shares and any Public Shares held by them in connection with a shareholder vote to approve an amendment to the Company’s Amended and Restated Memorandum and Articles of Association (A) to modify the substance or timing of the Company’s obligation to allow redemptions in connection with a Business Combination or to redeem 100% of the Public Shares if the Company does not complete a Business Combination by February 1, 2023 or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity.

The Company will have until February 1, 2023 to complete a Business Combination (the “Combination Period”). If the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

The Sponsor and the Company’s officers and directors have agreed to waive their liquidation rights with respect to the Founder Shares and Private Placement Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor or any of the Company’s officers or directors acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per-share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party (except for the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below (i) $10.00 per Public Share or (ii) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s independent registered public accounting firm), prospective target businesses and other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

ITHAX ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, close of the Initial Public Offering, and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statement. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Liquidity and Capital Resources

As of March 31, 2021, the Company had cash of $813,432 not held in the Trust Account and available for working capital purposes. The Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating our business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to our Business Combination. Moreover, the Company may need to obtain additional financing or draw on the Working Capital Loans (as defined below) either to complete a Business Combination or because it becomes obligated to redeem a significant number of the public shares upon consummation of our Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of our Business Combination. If the Company is unable to complete the Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. In addition, following the Business combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet our obligations.

NOTE 2. REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENT

The Company previously accounted for its outstanding Public Warrants (as defined in Note 4) and Private Placement Warrants (as defined in Note 5, and collectively, with the Public Warrants, the “Warrants”) issued in connection with its Initial Public Offering as components of equity instead of as derivative liabilities. The warrant agreement governing the Warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant. In addition, the warrant agreement includes a provision that in the event of a tender offer or exchange offer made to and accepted by holders of more than 50% of the outstanding shares of a single class of shares, all holders of the Warrants would be entitled to receive cash for their Warrants (the “tender offer provision”).

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the Securities and Exchange Commission together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement.

ITHAX ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

In further consideration of the SEC Statement, the Company’s management further evaluated the Warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity. ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s ordinary shares. Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s ordinary shares if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant. Based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded that the Company’s Private Placement Units are not indexed to the Company’s ordinary shares in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. In addition, based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded that the tender offer provision fails the “classified in stockholders’ equity” criteria as contemplated by ASC Section 815-40-25.

As a result of the above, the Company should have classified the Warrants as derivative liabilities in its previously issued financial statement as of February 1, 2021. Under this accounting treatment, the Company is required to measure the fair value of the Warrants at the end of each reporting period as well as re-evaluate the treatment of the warrants and recognize changes in the fair value from the prior period in the Company’s operating results for the current period.

The Company’s accounting for the Warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported investments held in trust or cash.

	As
	Previously	As
	Reported	Adjustments	Revised

Balance sheet as of February 1, 2021 (audited)
Warrant Liabilities	$—	$11,422,875	$11,422,875
Total Liabilities	9,130,466	11,422,875	20,553,341
Class A Ordinary Shares Subject to Possible Redemption	228,588,660	(11,422,875)	217,165,785
Class A Ordinary Shares	1,966	1,142	3,108
Additional Paid-in Capital	4,996,891	674,209	5,671,100
Accumulated Deficit	(4,891)	(675,351)	(680,242)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

ITHAX ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on January 27, 2021, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on February 5, 2021. The interim results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2021 and December 31, 2020.

ITHAX ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

Cash and marketable Securities Held in Trust Account

At March 31, 2021, substantially all of the assets held in the Trust Account were held in in US Treasury Securities. At December 31, 2020, there were no assets held in the Trust Account.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2021 and December 31, 2020, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs amounting to $14,681,445 were charged to shareholders’ equity upon the completion of the Initial Public Offering, and $675,351 of the offering costs were related to the warrant liabilities and charged to the statement of operations. The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and registration fees that are related to the IPO. Accordingly, on January 28, 2021, offering costs totaling $14,681,445 (consisting of $5,250,000 in underwriters’ discount, $9,082,500 in deferred underwriters’ discount, and $348,945 other offering expenses) have been allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis compared to total proceeds received. Offering costs associated with warrant liabilities of $675,351 have been expensed and presented as non-operating expenses in the statement of operations and offering costs associated with the Class A ordinary shares have been charged to shareholders’ equity.

Warrant Liabilities

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

ITHAX ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the Private Placement Warrants are estimated using a Black-Scholes option pricing model, and the fair value of the Public Warrants are estimated using a Monte Carlo Model (see Note 10).

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States.

Net income per Ordinary Share

Net income per share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 12,415,500 shares in the calculation of diluted loss per share, since the exercise price of the warrants was above the average market price for the period.

The Company’s statement of operations includes a presentation of income per share for ordinary shares subject to possible redemption in a manner similar to the two-class method of income per share. Net income per ordinary share, basic and diluted, for Class A ordinary shares subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account by the weighted average number of Class A ordinary shares subject to possible redemption outstanding since original issuance.

Net income per share, basic and diluted, for non-redeemable ordinary shares is calculated by dividing the net income, adjusted for income or loss on marketable securities attributable to Class A ordinary shares subject to possible redemption, by the weighted average number of non-redeemable ordinary shares outstanding for the period.

Non-redeemable ordinary shares includes Founder Shares and non-redeemable ordinary shares as these shares do not have any redemption features. Non-redeemable ordinary shares participate in the income or loss on marketable securities based on non-redeemable shares’ proportionate interest.

ITHAX ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

Three Months
Ended
March 31,
2021
Redeemable Class A Ordinary Shares
Numerator: Earnings allocable to Redeemable Class A Ordinary Shares
Interest earned on marketable securities held in Trust Account and unrealized gains	$36,028
Net income allocable to shares subject to possible redemption	$36,028
Denominator: Weighted Average Redeemable Class A Ordinary Shares
Basic and diluted weighted average shares outstanding	21,716,916
Basic and diluted net income per share	$0.00
Non-Redeemable Class A and Class B Ordinary Shares
Numerator: Net Loss minus Net Earnings
Net income	$131,394
Net income allocable to Redeemable Class A Ordinary Shares	(36,028)
Non-Redeemable Net Loss	$95,358
Denominator: Weighted Average Non-Redeemable Class A and Class B Ordinary Shares
Basic and diluted weighted average shares outstanding	7,760,487
Basic and diluted net income per share	$0.01

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on these accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

NOTE 4. PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 24,150,000 Units, which includes a full exercise by the underwriters of their over-allotment option in the amount of 3,150,000 Units, at a price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 8).

ITHAX ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

NOTE 5. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor and Cantor purchased an aggregate of 675,000 Private Placement Units, at a price of $10.00 per Private Placement Unit, for an aggregate purchase price of $6,750,000, in a private placement. The Sponsor purchased 465,000 Private Placement Units and Cantor purchased 210,000 Private Placement Units. Each Private Placement Unit consists of one Class A ordinary share ("Private Placement Share" or, collectively, "Private Placement Shares") and one-half of one redeemable warrant (each, a "Private Placement Warrant"). Each whole Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share. A portion of the proceeds from the Private Placement Units were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Units and all underlying securities will expire worthless.

NOTE 6. RELATED PARTY TRANSACTIONS

Founder Shares

On October 6, 2020, the Sponsor paid an aggregate of $25,000 to cover certain offering costs of the Company in consideration for 5,031,250 shares of the Company’s Class B ordinary shares (the “Founder Shares”). On October 16, 2020, the Sponsor transferred 20,000 of the founder shares to members of the management team. On January 27, 2021, the Company effectuated a stock dividend of 0.2 shares for each share outstanding, resulting in an aggregate of  6,037,500 Founder Shares outstanding. The Founder Shares included an aggregate of up to 787,500 shares subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Founder Shares will equal, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Sponsor does not purchase any Public Shares in the Initial Public Offering and excluding the Private Placement Shares). As a result of the underwriters’ election to fully exercise their over-allotment option, a total of 787,500 Founder Shares are no longer subject to forfeiture.

The Sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (A) six months after the completion of a Business Combination or (B) subsequent to a Business Combination, (x) if the last sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share consolidations, share capitalizations, rights issuances, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date following the completion of a Business Combination on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Company’s shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Administrative Services Agreement

The Company entered into an agreement, commencing January 27, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of $10,000 per month for office space, secretarial, and administrative support services. For the three months ended March 31, 2021, the Company incurred and paid $20,000 in fees for these services.

ITHAX ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

Promissory Note — Related Party

On October 6, 2020, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) December 31, 2021 or (ii) the completion of the Initial Public Offering. The outstanding balance under the Promissory Note of $88,264 was repaid at the closing of the Initial Public Offering on February 1, 2021.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit. Such warrants would be identical to the Private Placement Unis. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans.

NOTE 7. COMMITMENTS

Registration and Shareholder Rights

Pursuant to a registration rights agreement entered into on January 27, 2021, the holders of the Founder Shares (and any Class A ordinary shares issued upon conversion of the Founder Shares), Private Placement Units (and the underlying securities), and units (and the underlying securities) that may be issued on conversion of Working Capital Loans will be entitled to registration rights pursuant to a registration rights agreement requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to Class A ordinary shares). The holders of these securities will be entitled to make up to three demands, excluding short form demands, that the Company register the offer and sale of such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register the resale of such securities pursuant to Rule 415 under the Securities Act. The registration rights agreement does not contain liquidated damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriters are entitled to a deferred fee of (i) 3.5% of the gross proceeds of the initial 21,000,000 Units sold in the Initial Public Offering, or $7,350,000, and (ii) 6% of the gross proceeds from the Units sold pursuant to the over-allotment option, or up to $1,732,500. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

ITHAX ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

NOTE 8. SHAREHOLDERS’ EQUITY

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2021 and December 31, 2020, there were no preference shares issued and outstanding.

Class A Ordinary Shares — The Company is authorized to issue 100,000,000 Class A ordinary shares with a par value of $0.001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At March 31, 2021, there were 3,027,747 Class A ordinary shares issued and outstanding, excluding 21,797,253 Class A ordinary shares subject to possible redemption. At December 31, 2020, there were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares — The Company is authorized to issue 10,000,000 Class B ordinary shares with a par value of $0.001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of March 31, 2021 and December 31, 2020 there were 6,037,500 Class B ordinary shares issued and outstanding.

Holders of Class A ordinary shares and Class B ordinary shares will vote together as a single class on all other matters submitted to a vote of shareholders, except as required by law; provided that only holders of Class B ordinary shares have the right to vote on the appointment of directors prior to the Company’s initial Business Combination.

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of a Business Combination on a one-for-one basis, subject to adjustment. In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to the closing of a Business Combination, the ratio at which Class B ordinary shares shall convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the issued and outstanding Class B ordinary shares agree to waive such anti-dilution adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, 20% of the sum of all ordinary shares issued and outstanding upon completion of the Initial Public Offering plus all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with the Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the Business Combination, and Private Placement Shares and any private placement-equivalent securities issued to the Sponsor or its affiliates upon conversion of loans made to the Company).

NOTE 9. WARRANTS

Warrants— As of March 31, 2021, there were 12,075,000 Public Warrants outstanding. As of December 31, 2020 there were no Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any Class A ordinary shares pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the Class A ordinary shares underlying the warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration. No warrant will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption is available.

ITHAX ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

The Company has agreed that as soon as practicable, but in no event later than 15 business days, after the closing of a Business Combination, it will use its best efforts to file, and within 60 business days following a Business Combination to have declared effective, a registration statement covering the offer and sale of the Class A ordinary shares issuable upon exercise of the warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the warrants in accordance with the provisions of the warrant agreement. No warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the offer and sale of the Class A ordinary shares issuable upon exercise of the warrants and a current prospectus relating to such Class A ordinary shares. Notwithstanding the foregoing, if a registration statement covering the offer and sale of the Class A ordinary shares issuable upon exercise of the warrants is not effective within a specified period following the consummation of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis.

Once the warrants become exercisable, the Company may redeem the Public Warrants:

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon not less than 30 days' prior written notice of redemption, or the 30-day redemption period, to each warrant holder; and
●	if, and only if, the reported last sale price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share subdivisions, share consolidations, share capitalizations, rights issuances, reorganizations, recapitalizations and the like) for any 20 trading days within a 30- trading day period ending on the third trading day prior to the date the Company sends the notice of redemption to the warrant holders.

If and when the warrants become redeemable by the Company, the Company may not exercise its redemption right if the issuance of shares upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or the Company is unable to effect such registration or qualification.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of Class A ordinary shares issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a share dividend, or recapitalization, reorganization, merger or consolidation. However, except as described below, the warrants will not be adjusted for issuances of Class A ordinary shares at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

ITHAX ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of its initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Company’s initial Business Combination on the date of the consummation of such initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of the Market Value and the Newly Issued Price and the $18.00 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to 180% of the greater of the Market Value and the Newly Issued Price.

At March 31, 2021, there were 337,500 Private Placement Warrants outstanding. As of December 31, 2020 there were no Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

NOTE 10. FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.
Level 2:Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.
Level 3:Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

ITHAX ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		March 31,
Description	Level	2021
Assets:
Marketable securities held in Trust Account	1	$241,539,925

Liabilities:
Warrant Liability – Public Warrants	1	$10,263,750
Warrant Liability – Private Placement Warrants	3	$290,250

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our accompanying March 31, 2021 condensed balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statement of operations.

The Private Placement Warrants were valued using the Black-Scholes option pricing model. The Black Scholes model is a theoretical extension of binomial option pricing theory, in that consideration of discrete probabilities and option payoff outcomes are divided into smaller and smaller intervals. At the limit, the binomial process converges to the Black-Scholes formula, which indicates that a call option value is equal to the security price times a probability, minus the present value of the exercise times a probability. The probabilities are given by the cumulative normal distribution. The Public Warrants were initially valued using a Monte Carlo Model. The Monte Carlo method is an analysis method designed to determine the value of variables such as the expected value of the Warrants as of the Valuation Date. This value is fundamentally uncertain, and it is determined by what statisticians call estimators. Our model estimates the value of the Warrants after 100,000 trials based on the Company’s ordinary share price at the end of the Warrants’ expected life. The price estimates are based on a probability distribution of the price of the Company’s ordinary shares under a risk-neutral premise. We perform our Monte Carlo analysis based on these probability distributions to determine the indicated value of the Public Warrants. . As of March 31, 2021, the Public Warrants were valued using the instrument’s publicly listed trading price as of the balance sheet date, which is considered to be a Level 1 measurement due to the use of an observable market quote in an active market.

ITHAX ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

The inputs used in the Black-Scholes model for Private Units and the Monte Carlo Model for Public Units is as follows:

	February 1, 2021
	(Initial Measurement)		March 31, 2021
	Public	Private	Private
Input	Warrants	Warrants	Warrants
Ordinary Share Price	$9.55	9.55	$9.76
Exercise Price	$11.50	11.50	$11.50
Expected Life (in years)	5	5	5
Risk Free Interest Rate	0.49%	0.49%	1.00%
Volatility	19.00%	19.00%	16.00%
Dividend Yield	0.00%	0.00%	0.00%
Redemption Trigger (20 of 30 trading days)	$18.00

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2021	$—	$—	$—
Initial measurement on February 1st, 2021	313,875	11,109,000	11,422,875
Change in valuation inputs or other assumptions	(23,625)	(845,250)	(868,875)
Fair value as of March 31, 2021	290,250	10,263,750	10,554,000

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the three months ended March 31, 2021.

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to ITHAX Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to ITHAX Acquisition Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its initial public offering of the Company’s securities (the “Initial Public Offering”) filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in the Cayman Islands on October 2, 2020, formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses ("Business Combination"). We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Placement Units (as defined below), our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from October 2, 2020 (inception), through March 31, 2021, were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in a trust account located in the United States and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Trust Account”). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2021, we had a net income of $131,394, which consists of interest earned on marketable securities held in Trust Account of $18,916, an unrealized gain on marketable securities held in Trust Account of $21,009 and changes in fair value of warrant liabilities of $868,875, offset by formation and operational costs of $102,055 and transaction cost allocated to warrant liabilities of $675,351.

Liquidity and Capital Resources

On February 1, 2021, we consummated the Initial Public Offering of 24,150,000 units (the “Units”), comprised of one Class A ordinary share (each, a “Share”) and one-half of one redeemable warrant (each, a “Public Warrant”), at $10.00 per Unit, generating gross proceeds of $241,500,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 675,000 Units (each, a “Private Placement Unit”), comprised of one Class A ordinary share and one-half of one redeemable warrant (each a “Private Placement Warrant”), at a price of $10.00 per Private Placement Unit in a private placement to the Sponsor and Cantor Fitzgerald & Co. (“Cantor”), generating gross proceeds of $6,750,000.

Following the Initial Public Offering, the full exercise of the over-allotment option, and the sale of the Private Placement Units, a total of $241,500,000 was placed in the Trust Account. We incurred $14,681,445 in Initial Public Offering related costs, including $5,250,000 of underwriting fees, $9,082,500 of deferred underwriting fees and $348,945 of other offering costs.

For the three months ended March 31, 2021, cash used in operating activities was $390,698. Net income of $131,394 was affected by change in fair value of warrants of $868,875, interest earned on marketable securities held in Trust Account of $18,916, unrealized gain on marketable securities held in Trust Account of $21,009, and transaction costs allocated to warrant liabilities of $675,351. Changes in operating assets and liabilities used $288,643 of cash for operating activities.

As of March 31, 2021, we had marketable securities held in the Trust Account of $241,539,925 (including $18,916 of interest income and $21,009 of unrealized gains) consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2021, we had cash of $813,432. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units at a price of $10.00 per unit, at the option of the lender. The units would be identical to the Private Placement Units.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon completion of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the Sponsor a monthly fee of $10,000 for office space, secretarial and administrative support services. We began incurring these fees on January 27, 2021, and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

The underwriters are entitled to a deferred fee of (i) 3.5% of the gross proceeds of the initial 21,000,000 Units sold in the Initial Public Offering, or $7,350,000, and (ii) 6% of the gross proceeds from the Units sold pursuant to the over-allotment option, or up to $1,732,500. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Warrant Liabilities

We account for the warrants issued in connection with our Initial Public Offering in accordance with the guidance contained in ASC 815 under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Private Placement Warrants and the Public Warrants, for periods where no observable traded price was available, are valued using the Black-Scholes option pricing model, and the Monte Carlo Model, respectively. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our condensed balance sheets.

Net Income (Loss) Per Ordinary Share

We apply the two-class method in calculating earnings per share. Net income (loss) per ordinary share, basic and diluted for Class A ordinary shares subject to possible redemption is calculated by dividing the interest income earned on the Trust Account, net of applicable taxes, if any, by the weighted average number of shares of Class A ordinary shares subject to possible redemption outstanding for the period. Net income (loss) per ordinary share, basic and diluted for and non-redeemable ordinary shares is calculated by dividing net loss less income attributable to Class A ordinary shares subject to possible redemption, by the weighted average number of shares of non-redeemable ordinary shares outstanding for the period presented.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2020 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus for its Initial Public Offering filed with the SEC. As of the date of this Report, there have been no material changes to the risk factors disclosed in our final prospectus for its Initial Public Offering filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 1, 2021, we consummated the Initial Public Offering of 24,150,000 Units. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $241,500,000. Cantor acted as sole book-running manager of the Initial Public Offering. The securities in the offering were registered under the Securities Act on registration statement on Form S-1 (No. 333-251964). The SEC declared the registration statements effective on January 21, 2021.

Simultaneously with the closing of the Initial Public Offering, the Sponsor and Cantor purchased an aggregate of 675,000 Private Placement Units, at a price of $10.00 per Private Placement Unit, for an aggregate purchase price of $6,750,000, in a private placement. The Sponsor purchased 465,000 Private Placement Units and Cantor purchased 210,000 Private Placement Units. Each Private Placement Unit consists of one Class A ordinary share and one Private Placement Warrant. Each whole Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants are not transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions.

Of the gross proceeds received from the Initial Public Offering, the exercise of the over-allotment option and the Private Placement Units, an aggregate of $241,500,000 was placed in the Trust Account.

We paid a total of $5,250,000 in cash underwriting discounts and commissions, $9,082,500 in deferred underwriting fees and $348,945 for other costs and expenses related to the Initial Public Offering.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1.1	Underwriting Agreement, dated January 27, 2021, by and between the Company and Cantor Fitzgerald & Co., as representative of the several underwriters.(1)
4.1	Warrant Agreement, dated January 27, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (1)
10.1	Letter Agreement, dated January 27, 2021, by and among the Company, its officers, its directors and ITHAX Acquisition Sponsor LLC. (1)
10.2	Investment Management Trust Agreement, dated January 27, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (1)
10.3	Registration Rights Agreement, dated January 27, 2021, by and among the Company, ITHAX Acquisition Sponsor LLC, Cantor Fitzgerald & Co., Rahul Vir, George Syllantavos, and Carlos Guimaraes. (1)
10.4	Private Placement Units Purchase Agreement, dated January 27, 2021, by and between the Company and ITHAX Acquisition Sponsor LLC. (1)
10.5	Private Placement Units Purchase Agreement, dated January 27, 2021, by and between the Company and Cantor Fitzgerald & Co. (1)
10.6	Administrative Services Agreement, dated January 27, 2021, by and between the Company and ITHAX Acquisition Sponsor LLC. (1)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
*	Filed herewith.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on February 1, 2021 and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITHAX ACQUISITION CORP.

Date: May 24, 2021	By:	/s/ Orestes Fintiklis
	Name:	Orestes Fintiklis
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 24, 2021	By:	/s/ Dimitrios Athanasopoulos
	Name:	Dimitrios Athanasopoulos
	Title:	Chief Financial Officer, Treasurer and Director
(Principal Financial and Accounting Officer)