Form 10-Q
period 2021-06-30
ITHAX Acquisition Corp.
filed 2021-08-13
CIK 1828852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2021

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of August 9, 2021, there were 24,825,000 Class A ordinary shares, par value $0.001 per share, and 6,037,500 Class B ordinary shares, par value $0.001 per share, issued and outstanding.

ITHAX ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ITHAX ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$728,829	$1,000
Prepaid expenses	208,960	—
Total Current Assets	937,789	1,000

Deferred offering costs	—	80,631
Cash and marketable securities held in Trust Account	241,550,063	—
TOTAL ASSETS	$242,487,852	$81,631

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$5,620	$—
Accrued offering costs	17,966	17,966
Promissory note – related party	—	43,556
Total Current Liabilities	23,586	61,522

Deferred underwriting fee payable	9,082,500	—
Warrant liabilities	8,443,875	—
Total Liabilities	17,549,961	61,522

Commitments

Class A ordinary shares subject to possible redemption 21,993,789 and no shares at redemption value as of June 30, 2021 and December 31, 2020, respectively	219,937,890	—

Shareholders’ Equity
Preference shares, $0.001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.001 par value; 100,000,000 shares authorized; 2,831,211 and no shares issued and outstanding (excluding 21,993,789 and no shares subject to possible redemption) as of June 30, 2021 and December 31, 2020, respectively	2,831	—
Class B ordinary shares, $0.001 par value; 10,000,000 shares authorized; 6,037,500 shares issued and outstanding as of June 30, 2021 and December 31, 2020	6,038	5,031
Additional paid-in capital	2,899,272	19,969
Retained earnings (Accumulated deficit)	2,091,860	(4,891)
Total Shareholders’ Equity	5,000,001	20,109
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$242,487,852	$81,631

The accompanying notes are an integral part of the unaudited condensed financial statements.

ITHAX ACQUISITION CORP.

CONDENSED STATEMENT OF OPERATIONS

(UNAUDITED)

	Three Months	Six Months Ended
	Ended June 30,	June 30,
	2021	2021
Formation and operational costs	$154,906	$256,961
Loss from operations	(154,906)	(256,961)

Other income:
Interest earned on marketable securities held in Trust Account	30,198	49,114
Unrealized (loss) gain on marketable securities held in Trust Account	(20,060)	949
Transaction costs allocated to warrant liabilities	—	(675,351)
Change in fair value of warrant liabilities	2,110,125	2,979,000
Other income, net	2,120,263	2,353,712

Net income	$1,965,357	$2,096,751

Weighted average shares outstanding of Class A redeemable ordinary shares	21,797,253	21,765,850
Basic and diluted income per share, Class A redeemable ordinary shares	$0.00	$0.00

Weighted average shares outstanding of Class A and Class B non-redeemable ordinary shares	9,065,247	8,416,580
Basic and diluted net income per share, Class A and Class B non-redeemable ordinary shares	$0.22	$0.24

The accompanying notes are an integral part of the unaudited condensed financial statements.

ITHAX ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

(UNAUDITED)

						(Accumulated
	Class A		Class B		Additional	Deficit)	Total
	Ordinary Shares		Ordinary Shares		Paid-in	Retained	Shareholders’
	Shares	Amount	Shares	Earnings	Capital	Earnings	Equity
Balance — January 1, 2021	—	$—	5,031,250	$5,031	$19,969	$(4,891)	$20,109

Stock Dividend	—	—	1,006,250	1,007	(1,007)	—	—

Sale of 24,150,000 Units, net of underwriting discounts, initial fair value of Public Warrants, and offering costs	24,150,000	24,150	—	—	216,360,315	—	216,384,465

Sale of 675,000 Private Placement Units, net of initial fair value of Private Warrants and offering costs	675,000	675	—	—	6,435,891	—	6,436,566

Class A ordinary shares subject to redemption	(21,797,253)	(21,797)	—	—	(217,950,733)	—	(217,972,530)

Net income	—	—	—	—	—	131,394	131,394

Balance — March 31, 2021	3,027,747	$3,028	6,037,500	$6,038	$4,864,435	$126,503	$5,000,004

Change in value of class A ordinary shares subject to redemption	(196,536)	(197)	—	—	(1,965,163)	—	(1,965,360)

Net income	—	—	—	—	—	1,965,357	1,965,357

Balance – June 30, 2021	2,831,211	$2,831	6,037,500	$6,038	$2,899,272	$2,091,860	$5,000,001

The accompanying notes are an integral part of the unaudited condensed financial statements.

ITHAX ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2021

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$2,096,751
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liabilities	(2,979,000)
Transaction costs allocated to warrant liabilities	675,351
Interest earned on marketable securities held in Trust Account	(49,114)
Unrealized gain on marketable securities held in Trust Account	(949)
Changes in operating assets and liabilities:
Prepaid expenses	(208,960)
Accounts payable and accrued expenses	5,620
Accrued offering costs	(15,000)
Net cash used in operating activities	(475,301)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(241,500,000)
Net cash used in investing activities	(241,500,000)

Cash Flows from Financing Activities
Proceeds from initial public offering, net of underwriting discounts paid	$236,250,000
Proceeds from sale of Private Placement Units	6,750,000
Proceeds from promissory note – related party	44,708
Repayment of promissory note – related party	(88,264)
Payment of offering costs	(253,314)
Net cash provided by financing activities	$242,703,130

Net Change in Cash	727,829
Cash – Beginning of period	1,000
Cash – End of period	$728,829

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$17,966
Initial classification of Class A ordinary share subject to possible redemption	$217,165,785
Change in value of Class A ordinary share subject to possible redemption	$2,772,105
Deferred underwriting fee payable	$9,082,500
Initial classification of warrant liabilities	$11,422,875

The accompanying notes are an integral part of the unaudited condensed financial statements.

ITHAX ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

ITHAX Acquisition Corp. (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on October 2, 2020. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (“Business Combination”).

The Company is not limited to a particular industry or geographic region for purposes of completing a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from October 2, 2020 (inception) through June 30, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and will recognize changes in the fair value of warrant liabilities as other income (expense).

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

June 30, 2021

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

June 30, 2021

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

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statement. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ITHAX ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

Liquidity and Capital Resources

As of June 30, 2021, the Company had cash of $728,829 not held in the Trust Account and available for working capital purposes. The Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating our business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to our Business Combination. Moreover, the Company may need to obtain additional financing or draw on the Working Capital Loans (as defined below) either to complete a Business Combination or because it becomes obligated to redeem a significant number of the public shares upon consummation of our Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of our Business Combination. If the Company is unable to complete the Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. In addition, following the Business combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet our obligations.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on January 27, 2021, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on February 5, 2021. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

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

ITHAX ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.

Cash and marketable Securities Held in Trust Account

At June 30, 2021, substantially all of the assets held in the Trust Account were held in in US Treasury Securities. At December 31, 2020, there were no assets held in the Trust Account.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2021 and December 31, 2020, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs amounting to $14,681,445 were charged to shareholders’ equity upon the completion of the Initial Public Offering, and $675,351 of the offering costs were related to the warrant liabilities and charged to the statement of operations. The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and registration fees that are related to the IPO. Accordingly, on January 28, 2021, offering costs totaling $14,681,445 (consisting of $5,250,000 in underwriters’ discount, $9,082,500 in deferred underwriters’ discount, and $348,945 other offering expenses) have been allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis compared to total proceeds received. Offering costs associated with warrant liabilities of $675,351 have been expensed and presented as non-operating expenses in the statement of operations and offering costs associated with the Class A ordinary shares and Private Placement Unites have been charged to shareholders’ equity.

ITHAX ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and are reameasured at each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the Private Placement Warrants is estimated using a Black-Scholes option pricing model, and the fair value of the Public Warrants was initially estimated using a Monte Carlo Model (see Note 10).

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

ITHAX ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

Non-redeemable ordinary shares includes Founder Shares and non-redeemable ordinary shares as these shares do not have any redemption features. Non-redeemable ordinary shares participate in the income or loss on marketable securities based on non-redeemable shares’ proportionate interest.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except share amounts):

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2021	2021
Redeemable Class A Ordinary Shares
Numerator: Earnings allocable to Redeemable Class A Ordinary Shares
Interest earned and unrealized gains on marketable securities held in Trust Account	$9,233	$45,592
Net income allocable to shares subject to possible redemption	9,233	45,592
Denominator: Weighted Average Redeemable Class A Ordinary Shares

Basic and diluted weighted average shares outstanding	21,797,253	21,765,850
Basic and diluted net income per share	$0.00	$0.00
Non-Redeemable Class A and Class B Ordinary Shares
Numerator: Net Loss less net income allocable to Redeemable Class A Ordinary Shares
Net income	$1,965,357	$2,096,751
Net income allocable to Redeemable Class A Ordinary Shares	(9,233)	(45,592)
Net income allocables to Non-Redeemable Shares	$1,956,124	$2,051,159
Denominator: Weighted Average Non-Redeemable Class A and Class B Ordinary Shares
Basic and diluted weighted average shares outstanding	9,065,247	8,416,580
Basic and diluted net income per share	$0.22	$0.24

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

NOTE 3. PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 24,150,000 Units, which includes a full exercise by the underwriters of their over-allotment option in the amount of 3,150,000 Units, at a price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-half of one contingently redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 8).

ITHAX ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor and Cantor purchased an aggregate of 675,000 Private Placement Units, at a price of $10.00 per Private Placement Unit, for an aggregate purchase price of $6,750,000, in a private placement. The Sponsor purchased 465,000 Private Placement Units and Cantor purchased 210,000 Private Placement Units. Each Private Placement Unit consists of one Class A ordinary share (“Private Placement Share” or, collectively, “Private Placement Shares”) and one-half of one contingently redeemable warrant (each, a “Private Placement Warrant”). Each whole Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share. A portion of the proceeds from the Private Placement Units were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Units and all underlying securities will expire worthless.

NOTE 5. RELATED PARTY TRANSACTIONS

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

Administrative Services Agreement

The Company entered into an agreement, commencing January 27, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of $10,000 per month for office space, secretarial, and administrative support services. For the three and six months ended June 30, 2021, the Company incurred and paid $30,000 and $50,000 in fees for these services, respectively, which are included in formation and operational costs in the accompanying condensed statement of operations.

ITHAX ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

Promissory Note — Related Party

On October 6, 2020, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) December 31, 2021 or (ii) the completion of the Initial Public Offering. The outstanding balance under the Promissory Note of $88,264 was repaid at the closing of the Initial Public Offering on February 1, 2021, and there have been no additional borrowings through June 30, 2021.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit. Such warrants would be identical to the Private Placement Unis. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. Through June 30, 2021, the Company has not borrowed any amounts under the Working Capital Loans.

NOTE 6. COMMITMENTS

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

NOTE 7. SHAREHOLDERS’ EQUITY

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2021 and December 31, 2020, there were no preference shares issued and outstanding.

Class A Ordinary Shares — The Company is authorized to issue 100,000,000 Class A ordinary shares with a par value of $0.001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At June 30, 2021, there were 2,831,211 Class A ordinary shares issued and outstanding, excluding 21,993,789 Class A ordinary shares subject to possible redemption. At December 31, 2020, there were no Class A ordinary shares issued or outstanding.

ITHAX ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

Class B Ordinary Shares — The Company is authorized to issue 10,000,000 Class B ordinary shares with a par value of $0.001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of June 30, 2021 and December 31, 2020 there were 6,037,500 Class B ordinary shares issued and outstanding.

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

NOTE 8. WARRANTS

Warrants— As of June 30, 2021, there were 12,075,000 Public Warrants outstanding. As of December 31, 2020 there were no Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

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

ITHAX ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

Once the warrants become exercisable, the Company may redeem the Public Warrants:

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon not less than 30 days’ prior written notice of redemption, or the 30-day redemption period, to each warrant holder; and
●	if, and only if, the reported last sale price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share subdivisions, share consolidations, share capitalizations, rights issuances, reorganizations, recapitalizations and the like) for any 20 trading days within a 30- trading day period ending on the third trading day prior to the date the Company sends the notice of redemption to the warrant holders.

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

At June 30, 2021, there were 337,500 Private Placement Warrants outstanding. As of December 31, 2020 there were no Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

ITHAX ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

NOTE 9. FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		June 30,
Description	Level	2021
Assets:
Marketable securities held in Trust Account	1	$241,550,063

Liabilities:
Warrant Liability – Public Warrants	1	$8,211,000
Warrant Liability – Private Placement Warrants	3	$232,875

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our accompanying June 30, 2021 condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations.

The Private Placement Warrants were valued using the Black-Scholes option pricing model. The Black Scholes model is a theoretical extension of binomial option pricing theory, in that consideration of discrete probabilities and option payoff outcomes are divided into smaller and smaller intervals. At the limit, the binomial process converges to the Black-Scholes formula, which indicates that a call option value is equal to the security price times a probability, minus the present value of the exercise times a probability. The probabilities are given by the cumulative normal distribution. The Public Warrants were initially valued using a Monte Carlo Model. The Monte Carlo method is an analysis method designed to determine the value of variables such as the expected value of the Warrants as of the Valuation Date. This value is fundamentally uncertain, and it is determined by what statisticians call estimators. Our model estimates the value of the Warrants after 100,000 trials based on the Company’s ordinary share price at the end of the Warrants’ expected life. The price estimates are based on a probability distribution of the price of the Company’s ordinary shares under a risk-neutral premise. We perform our Monte Carlo analysis based on these probability distributions to determine the indicated value of the Public Warrants. As of June 30, 2021, the Public Warrants were valued using the instrument’s publicly listed trading price on the Nasdaq Stock Market LLC as of the balance sheet date, which is considered to be a Level 1 measurement due to the use of an observable market quote in an

ITHAX ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

active market.

The inputs used in the Black-Scholes model for Private Units and the Monte Carlo Model for Public Units is as follows:

	February 1, 2021
	(Initial Measurement)		June 30, 2021
	Public	Private	Private
Input	Warrants	Warrants	Warrants
Ordinary Share Price	$9.55	9.55	$9.72
Exercise Price	$11.50	11.50	$11.50
Expected Life (in years)	5	5	5.31
Risk Free Interest Rate	0.49%	0.49%	1.00%
Volatility	19.00%	19.00%	12.5%
Dividend Yield	0.00%	0.00%	0.00%
Redemption Trigger (20 of 30 trading days)	$18.00	N/A	N/A

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2021	$—	$—	$—
Initial measurement on February 1, 2021	313,875	11,109,000	11,422,875
Change in fair value	(81,000)	(2,898,000)	(2,979,000)
Fair value as of June 30, 2021	$232,875	$8,211,000	$8,443,875

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the three and six months ended June 30, 2021.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Overview

We are a blank check company incorporated in the Cayman Islands on October 2, 2020, formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (“Business Combination”). We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Placement Units (as defined below), our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from October 2, 2020 (inception), through June 30, 2021, were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination, at the earliest. We generate non-operating income in the form of interest income on marketable securities held in a trust account located in the United States and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Trust Account”), and recognize changes in the fair value of warrant liabilities as other income (expense). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2021, we had a net income of $1,965,357, which consists of interest earned on marketable securities held in Trust Account of $30,198 and changes in fair value of warrant liabilities of $2,110,125, partially offset by general and administrative expenses of $154,906 and an unrealized loss on marketable securities held in Trust Account of $20,060.

For the six months ended June 30, 2021, we had a net income of $2,096,751, which consists of interest earned on marketable securities held in Trust Account of $49,114, an unrealized gain on marketable securities held in Trust Account of $949 and changes in fair value of warrant liabilities of $2,979,000, partially offset by general and administrative expenses of $256,961 and transaction cost allocated to warrant liabilities of $675,351.

Liquidity and Capital Resources

On February 1, 2021, we consummated the Initial Public Offering of 24,150,000 units (the “Units”), including 3,150,000 Units issued pursuant to the full exercise of the underwriters’ over-allotment option. Each Unit consists of one Class A ordinary share (each, a “Share”) and one-half of one redeemable warrant (each, a “Public Warrant”). The Units were sold at $10.00 per Unit, generating gross proceeds of $241,500,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 675,000 Units (each, a “Private Placement Unit”), comprised of one Class A ordinary share and one-half of one redeemable warrant (each a “Private Placement Warrant”), at a price of $10.00 per Private Placement Unit in a private placement to the Sponsor and Cantor Fitzgerald & Co. (“Cantor”), generating gross proceeds of $6,750,000.

Following the Initial Public Offering, the full exercise of the over-allotment option, and the sale of the Private Placement Units, a total of $241,500,000 was placed in the Trust Account. We incurred $14,681,445 in Initial Public Offering related costs, including $5,250,000 of underwriting fees, $9,082,500 of deferred underwriting fees and $348,945 of other offering costs.

For the six months ended June 30, 2021, cash used in operating activities was $475,301. Net income of $2,096,751 was affected by change in fair value of warrants of $2,979,000, transaction costs allocated to warrant liabilities of $675,351, interest earned on marketable securities held in Trust Account of $49,114, and an unrealized gain on marketable securities held in Trust Account of $949. Changes in operating assets and liabilities used $218,340 of cash for operating activities.

As of June 30, 2021, we had marketable securities held in the Trust Account of $241,550,063 consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2021, we had cash of $728,829. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units at a price of $10.00 per unit, at the option of the lender. The units would be identical to the Private Placement Units. Through the date of this filing, we have not made any borrowings under this arrangement.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Warrant Liabilities

We account for the warrants issued in connection with our Initial Public Offering in accordance with the guidance contained in ASC 815 under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Private Placement Warrants and the Public Warrants, for periods where no observable traded price was available, are valued using the Black-Scholes option pricing model, and the Monte Carlo Model, respectively. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price on the Nasdaq Stock Market LLC was used as the fair value as of each relevant date.

Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our condensed balance sheets.

Net Income (Loss) Per Ordinary Share

We apply the two-class method in calculating earnings per share. Net income (loss) per ordinary share, basic and diluted for Class A ordinary shares subject to possible redemption is calculated by dividing the interest income earned on the Trust Account, net of applicable taxes, if any, by the weighted average number of shares of Class A ordinary shares subject to possible redemption outstanding for the period. Net income (loss) per ordinary share, basic and diluted for non-redeemable ordinary shares is calculated by dividing net loss less income attributable to Class A ordinary shares subject to possible redemption, by the weighted average number of shares of non-redeemable ordinary shares outstanding for the period presented.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus for our Initial Public Offering filed with the SEC. As of the date of this Report, there have been no material changes to the risk factors disclosed in our final prospectus for our Initial Public Offering filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

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

ITHAX ACQUISITION CORP.

Date: August 13, 2021	By:	/s/ Orestes Fintiklis
	Name:	Orestes Fintiklis
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2021	By:	/s/ Dimitrios Athanasopoulos
	Name:	Dimitrios Athanasopoulos
	Title:	Chief Financial Officer, Treasurer and Director
(Principal Financial and Accounting Officer)