Form 10-Q
period 2021-09-30
ITHAX Acquisition Corp.
filed 2021-11-19
CIK 1828852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2021

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

As of November 19, 2021, there were 24,825,000 Class A ordinary shares, par value $0.001 per share, and 6,037,500 Class B ordinary shares, par value $0.001 per share, issued and outstanding.

ITHAX ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ITHAX ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$644,529	$1,000
Prepaid expenses	110,431	—
Total Current Assets	754,960	1,000

Deferred offering costs	—	80,631
Cash and marketable securities held in Trust Account	241,565,323	—
TOTAL ASSETS	$242,320,283	$81,631

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accrued expenses	$71,923	$—
Accrued offering costs	17,966	17,966
Promissory note – related party	—	43,556
Total Current Liabilities	89,889	61,522

Deferred underwriting fee payable	9,082,500	—
Warrant liabilities	8,071,500	—
TOTAL LIABILITIES	17,243,889	61,522

Commitments

Class A ordinary shares subject to possible redemption; 24,150,000 and no shares at redemption value as of September 30, 2021 and December 31, 2020, respectively	241,565,323	—

Shareholders’ (Deficit) Equity
Preference shares, $0.001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.001 par value; 100,000,000 shares authorized; 675,000 and no shares issued and outstanding (excluding 24,150,000 and no shares subject to possible redemption) as of September 30, 2021 and December 31, 2020, respectively	675	—
Class B ordinary shares, $0.001 par value; 10,000,000 shares authorized; 6,037,500 shares issued and outstanding as of September 30, 2021 and December 31, 2020	6,038	6,038
Additional paid-in capital	—	18,962
Accumulated deficit	(16,495,642)	(4,891)
Total Shareholders’ (Deficit) Equity	(16,488,929)	20,109
TOTAL LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY	$242,320,283	$81,631

The accompanying notes are an integral part of the unaudited condensed financial statements.

ITHAX ACQUISITION CORP.

CONDENSED STATEMENT OF OPERATIONS

(UNAUDITED)

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2021	2021
Formation and operational costs	$249,132	$506,093
Loss from operations	(249,132)	(506,093)

Other income (expense):
Interest earned on marketable securities held in Trust Account	25,100	74,214
Unrealized loss on marketable securities held in Trust Account	(9,840)	(8,891)
Transaction costs allocated to warrant liabilities	—	(675,351)
Change in fair value of warrant liabilities	372,375	3,351,375
Other income, net	387,635	2,741,347

Net income	$138,503	$2,235,254

Weighted average shares outstanding of Class A ordinary shares subject to possible redemption	24,150,000	21,329,562
Basic and diluted income per share, Class A ordinary shares subject to possible redemption	$0.00	$0.08

Weighted average shares outstanding of Non-redeemable Class A and Class B ordinary shares	6,712,500	6,541,697
Basic and diluted net income per share, Non-redeemable Class A and Class B ordinary shares	$0.00	$0.08

The accompanying notes are an integral part of the unaudited condensed financial statements.

ITHAX ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

(UNAUDITED)

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Earnings	Capital	Deficit	Equity (Deficit)
Balance — January 1, 2021	—	$—	6,037,500	$6,038	$18,962	$(4,891)	$20,109

Sale of 675,000 Private Placement Units, net of initial fair value of Private Placement Warrants and offering costs	675,000	675	—	—	6,435,891	—	6,436,566

Subsequent measurement of Class A ordinary shares to redemption amount, (restated – see Note 2)	—	—	—	—	(6,454,853)	(18,700,607)	(25,155,460)

Net income	—	—	—	—	—	131,394	131,394

Balance — March 31, 2021 (restated – see Note 2)	675,000	$675	6,037,500	$6,038	$—	$(18,574,104)	$(18,567,391)

Subsequent measurement of Class A ordinary shares to redemption amount (restated – See Note 2)	—	—	—	—	—	(10,138)	(10,138)

Net income	—	—	—	—	—	1,965,357	1,965,357

Balance – June 30, 2021 (restated – See Note 2)	675,000	$675	6,037,500	$6,038	$—	$(16,618,885)	$(16,612,172)

Subsequent measurement of Class A ordinary shares to redemption amount	—	—	—	—	—	(15,260)	(15,260)

Net income	—	—	—	—	—	138,503	138,503

Balance – September 30, 2021	675,000	$675	6,037,500	$6,038	$—	$(16,495,642)	$(16,488,929)

The accompanying notes are an integral part of the unaudited condensed financial statements.

ITHAX ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$2,235,254
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liabilities	(3,351,375)
Transaction costs allocated to warrant liabilities	675,351
Interest earned on marketable securities held in Trust Account	(74,214)
Unrealized loss on marketable securities held in Trust Account	8,891
Changes in operating assets and liabilities:
Prepaid expenses	(110,431)
Accrued expenses	71,923
Accrued offering costs	(15,000)
Net cash used in operating activities	(559,601)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(241,500,000)
Net cash used in investing activities	(241,500,000)

Cash Flows from Financing Activities
Proceeds from initial public offering, net of underwriting discounts paid	236,250,000
Proceeds from sale of Private Placement Units	6,750,000
Proceeds from promissory note – related party	44,708
Repayment of promissory note – related party	(88,264)
Payment of offering costs	(253,314)
Net cash provided by financing activities	242,703,130

Net Change in Cash	643,529
Cash – Beginning of period	1,000
Cash – End of period	$644,529

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$17,966
Initial classification of Class A ordinary share subject to possible redemption	$241,500,000
Change in value of Class A ordinary share subject to possible redemption	$65,323
Deferred underwriting fee payable	$9,082,500
Initial classification of warrant liabilities	$11,422,875

The accompanying notes are an integral part of the unaudited condensed financial statements.

ITHAX ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from October 2, 2020 (inception) through September 30, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the marketable securities held in the Trust Account (as defined below) and recognizes changes in the fair value of warrant liabilities as other income (expense).

The registration statement for the Company’s Initial Public Offering became effective on January 27, 2021. On February 1, 2021, the Company consummated the Initial Public Offering of 24,150,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units sold, the “Public Shares”), which includes the full exercise by the underwriter of its over-allotment option in the amount of 3,150,000 Units, at $10.00 per Unit, generating gross proceeds of $241,500,000, which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 675,000 units (each, a “Private Placement Unit” and collectively, the “Private Placement Units”) at a price of $10.00 per Private Placement Unit in a private placement to ITHAX Acquisition Sponsor LLC (the “Sponsor”) and Cantor Fitzgerald & Co. (“Cantor”), generating gross proceeds of $6,750,000, which is described in Note 5.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete an initial Business Combination having an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding deferred underwriting commissions and interest income earned on the Trust Account to pay taxes) at the time of the agreement to enter into the initial Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

ITHAX ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

The Company will provide the holders of its issued and outstanding Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Shareholders will be entitled to redeem their Public Shares, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Business Combination (initially $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and net of taxes payable), divided by the number of then issued and outstanding Public Shares. The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 7). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

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

ITHAX ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

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

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of the condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ITHAX ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

Liquidity and Capital Resources

As of September 30, 2021, the Company had cash of $644,529 not held in the Trust Account and available for working capital purposes. The Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business for one year from this filing. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to a Business Combination. Moreover, the Company may need to obtain additional financing or draw on the Working Capital Loans (as defined below) either to complete a Business Combination or because it becomes obligated to redeem a significant number of the Public Shares upon consummation of a Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of a Business Combination. If the Company is unable to complete the Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. In addition, following the Business Combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s financial statements as of September 30, 2021, management identified errors made in its historical financial statements where, at the closing of the Company’s Initial Public Offering, the Company improperly valued its Class A ordinary shares subject to possible redemption. The Company previously determined the Class A ordinary shares subject to possible redemption to be equal to the redemption value per Class A ordinary share while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Public Shares issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all Class A ordinary shares subject to possible redemption, resulting in the Class A ordinary shares subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares.

In connection with the change in presentation for the Class A ordinary shares subject to redemption, the Company also restated its income (loss) per ordinary share calculation to allocate net income (loss) evenly to Class A ordinary shares and Class B ordinary shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income (loss) of the Company.

There has been no change in the Company’s total assets, liabilities or operating results.

The impact of the restatement on the Company’s historical financial statements is reflected in the following tables.

	As Previously
Balance Sheet as of February 1, 2021	Reported	Adjustment	As Restated
Class A ordinary shares subject to possible redemption	$217,165,785	$24,334,215	$241,500,000
Class A ordinary shares	$3,108	$(2,433)	$675
Additional paid-in capital	$5,671,100	$(5,671,100)	$—
Accumulated deficit	$(680,242)	$(18,660,682)	$(19,340,924)
Total Shareholders’ Equity (Deficit)	$5,000,004	$(24,334,215)	$(19,334,211)

ITHAX ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

	As Previously
Condensed Balance Sheet as of March 31, 2021 (unaudited)	Reported	Adjustment	As Restated
Class A ordinary shares subject to possible redemption	$217,972,530	$23,567,395	$241,539,925
Class A ordinary shares	$3,028	$(2,353)	$675
Additional paid-in capital	$4,864,435	$(4,864,435)	$—
Retained Earnings (accumulated deficit)	$126,503	$(18,700,607)	$(18,574,104)
Total Shareholders’ Equity (Deficit)	$5,000,004	$(23,567,395)	$(18,567,391)

	As Previously
Condensed Balance Sheet as of June 30, 2021 (unaudited)	Reported	Adjustment	As Restated
Class A ordinary shares subject to possible redemption	$219,937,890	$21,612,173	$241,550,063
Class A ordinary shares	$2,831	$(2,156)	$675
Additional paid-in capital	$2,899,272	$(2,899,272)	$—
Retained Earnings (accumulated deficit)	$2,091,860	$(18,710,745)	$(16,618,885)
Total Shareholders’ Equity (Deficit)	$5,000,001	$(21,612,173)	$(16,612,172)

	As Previously
Condensed Statement of Operations for the Three Months Ended March 31, 2021 (unaudited)	Reported	Adjustment	As Restated
Basic and diluted weighted average shares outstanding, Class A redeemable ordinary shares	21,716,916	(615,353)	15,563
Basic and diluted net income per share, Class A redeemable ordinary shares	$—	$0.01	$0.01
Basic and diluted weighted average shares outstanding, Class A and Class B non-redeemable ordinary shares	7,760,487	$(1,567,987)	6,192,500
Basic and diluted net income per share, Class A and Class B non-redeemable ordinary shares	$0.01	$—	$0.01

	As Previously
Condensed Statement of Operations for the Three Months Ended June 30, 2021 (unaudited)	Reported	Adjustment	As Restated
Basic and diluted weighted average shares outstanding, Class A redeemable ordinary shares	21,797,253	2,352,747	24,150,000
Basic and diluted net income per share, Class A redeemable ordinary shares	$—	$0.06	$0.06
Basic and diluted weighted average shares outstanding, Class A and Class B non-redeemable ordinary shares	9,065,247	$(2,352,747)	6,712,500
Basic and diluted net income per share, Class A and Class B non-redeemable ordinary shares	$0.22	$(0.16)	$0.06

	As Previously
Condensed Statement of Operations for the Six Months Ended June 30, 2021 (unaudited)	Reported	Adjustment	As Restated
Basic and diluted weighted average shares outstanding, Class A redeemable ordinary shares	21,765,850	(1,885,463)	19,880,387
Basic and diluted net income per share, Class A redeemable ordinary shares	$—	$0.08	$0.08
Basic and diluted weighted average shares outstanding, Class A and Class B non-redeemable ordinary shares	8,416,580	$(1,962,644)	6,453,936
Basic and diluted net income per share, Class A and Class B non-redeemable ordinary shares	$0.24	$(0.16)	$0.08

ITHAX ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

	As Previously
Condensed Statement of Changes in Shareholders’ Equity (Deficit) for the three months ended March 31, 2021 (unaudited)	Reported	Adjustment	As Restated
Class A ordinary shares subject to possible redemption	$(217,972,530)	$217,972,530	$—
Sale of 24,150,000 Units, net of underwriting discounts, initial fair value of Public Warrants and offering costs	$216,384,465	$(216,384,465)	$—
Subsequent measurement of Class A ordinary shares to redemption amount	$—	$(25,155,460)	$(25,155,460)
Total shareholders’ equity (deficit)	$5,000,004	$(23,567,395)	$(18,567,391)

	As Previously
Condensed Statement of Changes in Shareholders’ Equity (Deficit) for the three months ended June 30, 2021 (unaudited)	Reported	Adjustment	As Restated
Change in value of Class A ordinary shares subject to redemption	$(1,965,360)	$1,965,360	$—
Subsequent measurement of Class A ordinary shares subject to redemption amount	$—	$(10,138)	$(10,138)
Total shareholders’ equity (deficit)	$5,000,001	$(21,612,173)	$(16,612,172)

	As Previously
Condensed Statement of Cash Flows for the Three Months Ended March 30, 2021 (unaudited)	Reported	Adjustment	As Restated
Non-Cash investing and financing activities:
Initial classification of Class A ordinary shares subject to possible redemption	$217,165,785	$24,334,215	$241,500,000
Change in value of Class A ordinary shares subject to possible redemption	$806,745	$(766,820)	$39,925

	As Previously
Condensed Statement of Cash Flows for the Six Months Ended June 30, 2021 (unaudited)	Reported	Adjustment	As Restated
Non-Cash investing and financing activities:
Initial classification of Class A ordinary shares subject to possible redemption	$217,165,785	$24,334,215	$241,500,000
Change in value of Class A ordinary shares subject to possible redemption	$2,772,105	$(2,722,042)	$50,063

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on January 27, 2021, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on February 5, 2021. The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

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

ITHAX ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

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

Use of Estimates

The preparation of the condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these condensed financial statements is the determination of the fair value of the warrant liabilities when the warrants are not pubically traded. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021 and December 31, 2020.

Cash and Marketable Securities Held in Trust Account

At September 30, 2021, substantially all of the assets held in the Trust Account were held in US Treasury Securities. At December 31, 2020, there were no assets held in the Trust Account. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. Unrealized gains and losses on marketable securities held in Trust Account are included in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2021 and

ITHAX ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

December 31, 2020, all Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the subsequent measurement of the initial book value to redemption amount. Subsequent measurement to the carrying value of redeemable Class A ordinary shares is due to interest income and unrealized gains or losses on the marketable securities held in the Trust Account. The change in the carrying value of redeemable Class A ordinary shares resulted in charges against additional paid-in capital and accumulated deficit.

At September 30, 2021, the Class A ordinary shares subject to redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$241,500,000
Less:
Proceeds allocated to Public Warrants	(11,109,000)
Class A ordinary shares issuance costs	(14,006,094)
Plus:
Subsequent measurement of carrying value to redemption value	25,180,417

Class A ordinary shares subject to possible redemption – September 30, 2021	$241,565,323

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Accordingly, offering costs totaling $14,681,445 (consisting of $5,250,000 in underwriters’ discount, $9,082,500 in deferred underwriters’ discount, and $348,945 other offering expenses) have been allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis compared to total proceeds received. Offering costs associated with warrant liabilities of $675,351 have been expensed and presented as non-operating expenses in the statement of operations and offering costs of $14,006,094 associated with the Class A ordinary shares and Private Placement Unites were initially charged to temporary equity and then accreted to ordinary shares subject to redemption upon the completion of the Initial Public Offering.

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

ITHAX ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States.

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating income (loss) per ordinary share. Subsequent measurement of the redeemable shares of Class A ordinary shares is excluded from income (loss) per ordinary share as the redemption value approximates fair value.

The calculation of diluted income (loss) per ordinary share does not consider the effect of the warrants underlying the units issued in connection with the (i) Initial Public Offering, and (ii) the private placement, since the exercise of the warrants is contingent upon the occurrence of future events. The outstanding warrants are exercisable to purchase 12,412,500 Class A ordinary shares in the aggregate. As of September 30, 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2021		September 30, 2021
	Class A ordinary shares	Non-Redeemable	Class A ordinary shares	Non-redeemable
	subject to possible	Class A and Class B	subject to possible	Class A and Class B
	redemption	ordinary shares	redemption	ordinary shares
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income, as adjusted	$108,379	$30,124	$1,710,615	$524,639
Denominator:
Basic and diluted weighted average shares outstanding	24,150,000	6,712,500	21,329,562	6,541,697
Basic and diluted net income per ordinary share	$0.00	$0.00	$0.08	$0.08

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on these accounts.

ITHAX ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature, except for warrant liabilities (see Note 10).

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update No.2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”(“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2020-06 effective as of January 1, 2021. The adoption of ASU 2020-06 did not have an impact on the Company’s condensed consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

NOTE 4. PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 24,150,000 Units, which includes a full exercise by the underwriters of their over-allotment option in the amount of 3,150,000 Units, at a price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-half of one contingently redeemable warrant (each, a “Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 9).

NOTE 5. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor and Cantor purchased an aggregate of 675,000 Private Placement Units, at a price of $10.00 per Private Placement Unit, for an aggregate purchase price of $6,750,000, in a private placement. The Sponsor purchased 465,000 Private Placement Units and Cantor purchased 210,000 Private Placement Units. Each Private Placement Unit consists of one Class A ordinary share (each, a “Private Placement Share” or, collectively, “Private Placement Shares”) and one-half of one contingently redeemable warrant (each, a “Private Placement Warrant ”, together with the Public Warrants the “Warrants”). Each whole Private Placement Warrant is exercisable to purchase one non-redeemable Class A ordinary share at a price of $11.50 per share. The Private Placement Shares are classified in permanent equity as they are non-redeemable. A portion of the proceeds from the Private Placement Units were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Units and all underlying securities will expire worthless.

NOTE 6. RELATED PARTY TRANSACTIONS

Founder Shares

On October 6, 2020, the Sponsor paid an aggregate of $25,000 to cover certain offering costs of the Company in consideration for 5,031,250 shares of the Company’s Class B ordinary shares (the “Founder Shares”). On October 16, 2020, the Sponsor transferred 20,000 of the Founder Shares to members of the management team. On January 27, 2021, the Company effectuated a stock dividend of 0.2 shares for each share outstanding, resulting in an aggregate of  6,037,500 Founder Shares outstanding. The Founder Shares included an aggregate of up to 787,500 shares subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Founder Shares equal, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Sponsor does not purchase any Public Shares in the Initial Public Offering and excluding the

ITHAX ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

Private Placement Shares). As a result of the underwriters’ election to fully exercise their over-allotment option, a total of 787,500 Founder Shares are no longer subject to forfeiture.

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

Administrative Services Agreement

The Company entered into an agreement, commencing January 27, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of $10,000 per month for office space, secretarial, and administrative support services. For the three and nine months ended September 30, 2021, the Company incurred and paid $30,000 and $80,000 in fees for these services, respectively, which are included in the accompanying condensed statements of operations.

Promissory Note — Related Party

On October 6, 2020, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) December 31, 2021 or (ii) the completion of the Initial Public Offering. The then outstanding balance under the Promissory Note of $88,264 was repaid at the closing of the Initial Public Offering on February 1, 2021. Borrowings are no longer available under the Promissory Note.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit. Such warrants would be identical to the Private Placement Unis. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. Through September 30, 2021, the Company has not borrowed any amounts under the Working Capital Loans.

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

ITHAX ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

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

NOTE 8. SHAREHOLDERS’ EQUITY

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2021 and December 31, 2020, there were no preference shares issued and outstanding.

Class A Ordinary Shares — The Company is authorized to issue 100,000,000 Class A ordinary shares with a par value of $0.001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At September 30, 2021, there were 675,000 Class A ordinary shares issued and outstanding, excluding 24,150,000 Class A ordinary shares subject to possible redemption, which are presented as temporary equity. At December 31, 2020, there were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares — The Company is authorized to issue 10,000,000 Class B ordinary shares with a par value of $0.001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of September 30, 2021 and December 31, 2020 there were 6,037,500 Class B ordinary shares issued and outstanding.

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

NOTE 9. WARRANTS

As of September 30, 2021, there were 12,075,000 Public Warrants and 337,500 Private Placement Warrants outstanding. As of December 31, 2020, there were no Public Warrants and Private Placement Warrants outstanding.

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

ITHAX ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

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

September 30, 2021

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

ITHAX ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		September 30,
Description	Level	2021
Assets:
Marketable securities held in Trust Account	1	$241,565,323

Liabilities:
Warrant Liability – Public Warrants	1	$7,848,750
Warrant Liability – Private Placement Warrants	3	$222,750

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the accompanying condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations.

The Private Placement Warrants were valued using the Black-Scholes option pricing model. The Black Scholes model is a theoretical extension of binomial option pricing theory, in that consideration of discrete probabilities and option payoff outcomes are divided into smaller and smaller intervals. At the limit, the binomial process converges to the Black-Scholes formula, which indicates that a call option value is equal to the security price times a probability, minus the present value of the exercise times a probability. The probabilities are given by the cumulative normal distribution. The Public Warrants were initially valued using a Monte Carlo Model. The Monte Carlo method is an analysis method designed to determine the value of variables such as the expected value of the Warrants as of the valuation date. This value is fundamentally uncertain, and it is determined by what statisticians call estimators. The model estimates the value of the Public Warrants after 100,000 trials based on the Company’s ordinary share price at the end of the Public Warrants’ expected life. The price estimates are based on a probability distribution of the price of the Company’s ordinary shares under a risk-neutral premise. For periods subsequent to the detachment of the Public Warrants from the Units, which occured on March 22, 2021, the Public Warrants were valued using the instrument’s publicly listed trading price on the Nasdaq Stock Market LLC as of the balance sheet date, which is considered to be a Level 1 measurement due to the use of an observable market quote in an active market.

The inputs used in the Black-Scholes model for Private Placement Units and the Monte Carlo Model for Public Units is as follows:

	February 1, 2021
	(Initial Measurement)		September 30, 2021
	Public	Private	Private
Input	Warrants	Warrants	Warrants
Ordinary Share Price	$9.55	9.55	$9.75
Exercise Price	$11.50	11.50	$11.50
Expected Life (in years)	5	5	5.26
Risk Free Interest Rate	0.49%	0.49%	1.1%
Volatility	19.00%	19.00%	12.0%
Dividend Yield	0.00%	0.00%	0.00%
Redemption Trigger (20 of 30 trading days)	$18.00	N/A	N/A

ITHAX ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2021	$—	$—	$—
Initial measurement on February 1, 2021	313,875	11,109,000	11,422,875
Change in fair value	(91,125)	(2,898,000)	(2,989,125)
Transfers to Level 1	—	(8,211,000)	(8,211,000)
Fair value as of September 30, 2021	$222,750	$—	$222,750

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the nine months ended September 30, 2021 was approximately $8.2 million. There were no transfers to/from Levels 1, 2 and 3 during the three months ended September 30, 2021.

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment to or disclosure in the condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to ITHAX Acquisition Corp., a Cayman Islands exempted company. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to ITHAX Acquisition Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatements of our condensed financial statements as of March 31, 2021 and June 30, 2021. Management identified errors made in its historical financial statements where, at the closing of the Company’s Initial Public Offering, we improperly valued our Class A ordinary shares subject to possible redemption. We previously determined the Class A ordinary shares subject to possible redemption to be equal to the redemption value per Class A ordinary share while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Public Shares issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all Class A ordinary shares subject to possible redemption, resulting in the Class A ordinary shares subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from October 2, 2020 (inception), through September 30, 2021, were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination, at the earliest. We generate non-operating income in the form of interest income on marketable securities held in a trust account located in the United States and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Trust Account”), and recognize changes in the fair value of warrant liabilities as other income (expense). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2021, we had a net income of $138,503, which consists of interest earned on marketable securities held in Trust Account of $25,100 and changes in fair value of warrant liabilities of $372,375, partially offset by general and administrative expenses of $249,132 and an unrealized loss on marketable securities held in Trust Account of $9,840.

For the nine months ended September 30, 2021, we had a net income of $2,235,254, which consists of interest earned on marketable securities held in Trust Account of $ 74,214 and changes in fair value of warrant liabilities of $3,351,375, partially offset by general and administrative expenses of $506,093, an unrealized loss on marketable securities held in Trust Account of $8,891 and transaction costs allocated to warrant liabilities of $675,351.

Liquidity and Capital Resources

On February 1, 2021, we consummated the Initial Public Offering of 24,150,000 units (the “Units”), including 3,150,000 Units issued pursuant to the full exercise of the underwriters’ over-allotment option. Each Unit consists of one Class A ordinary share (each, a “Share”) and one-half of one redeemable warrant (each, a “Public Warrant”). The Units were sold at $10.00 per Unit, generating gross proceeds of $241,500,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 675,000 Units (each, a “Private Placement Unit”), comprised of one Class A ordinary share and one-half of one redeemable warrant (each a “Private Placement Warrant”), at a price of $10.00 per Private Placement Unit in a private placement to the Sponsor and Cantor Fitzgerald & Co., generating gross proceeds of $6,750,000.

Following the Initial Public Offering, the full exercise of the over-allotment option, and the sale of the Private Placement Units, a total of $241,500,000 was placed in the Trust Account. We incurred $14,681,445 in Initial Public Offering related costs, including $5,250,000 of underwriting fees, $9,082,500 of deferred underwriting fees and $348,945 of other offering costs.

For the nine months ended September 30, 2021, cash used in operating activities was $559,601. Net income of $2,235,254 was affected by change in fair value of warrant liabilities of $3,351,375, transaction costs allocated to warrant liabilities of $675,351, interest earned on marketable securities held in Trust Account of $74,214, and an unrealized loss on marketable securities held in Trust Account of $8,891. Changes in operating assets and liabilities used $53,508 of cash for operating activities.

As of September 30, 2021, we had marketable securities held in the Trust Account of $241,565,323 consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2021, we had cash of $644,529. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the Sponsor a monthly fee of $10,000 for office space, secretarial and administrative support services. We began incurring these fees on January 27, 2021 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

The underwriters are entitled to a deferred fee of (i) 3.5% of the gross proceeds of the initial 21,000,000 Units sold in the Initial Public Offering, or $7,350,000, and (ii) 6% of the gross proceeds from the Units sold pursuant to the over-allotment option, or $1,732,500. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

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

Warrant Liabilities

We account for the warrants issued in connection with our Initial Public Offering in accordance with the guidance contained in ASC 815 under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Private Placement Warrants and the Public Warrants, for periods where no observable traded price was available, are valued using the Black-Scholes option pricing model, and the Monte Carlo Model, respectively. For periods subsequent to the detachment of the Public Warrants from the Units, on March 22, 2021, the Public Warrant quoted market price on the Nasdaq Stock Market LLC was used as the fair value as of each relevant date.

Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, all ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our condensed balance sheets.

Net Income (Loss) Per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period. We apply the two-class method in calculating income (loss) per ordinary share. Subsequent measurement of the redeemable shares of Class A ordinary shares is excluded from income (loss) per ordinary share as the redemption value approximates fair value.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures were not effective due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly, in all material respects, our financial position, result of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended September 30, 2021, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than as described herein. Management has identified a material weakness in internal controls related to the accounting for complex financial instruments as described above. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurances that these initiatives will ultimately have the intended effects.

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

ITHAX ACQUISITION CORP.

Date: November 19, 2021	By:	/s/ Orestes Fintiklis
	Name:	Orestes Fintiklis
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 19, 2021	By:	/s/ Dimitrios Athanasopoulos
	Name:	Dimitrios Athanasopoulos
	Title:	Chief Financial Officer, Treasurer and Director
(Principal Financial and Accounting Officer)