Form 10-K
period 2021-12-31
ITHAX Acquisition Corp.
filed 2022-03-10
CIK 1828852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 001-39943

ITHAX ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

555 Madison Avenue Suite 11A New York NY 10022
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (212) 792-0253

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one-half of one redeemable warrant	ITHXU	The Nasdaq Capital Market
Class A ordinary shares, par value $0.001 per share	ITHX	The Nasdaq Capital Market
Redeemable warrants included as part of the units	ITHXW	The Nasdaq Capital Market

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☒ Yes ☐ No

At June 30, 2021, the aggregate market value of the Class A ordinary shares, par value $0.001 per share, of the registrant held by non-affiliates of the registrant was $243,340,200 based on the $9.72 closing sale price of the Registrant’s Class A ordinary shares on such date.

As of March 10, 2022, there were 24,825,000 Class A ordinary shares, par value $0.001 per share, and 6,037,500 Class B ordinary shares, par value $0.001 per share, issued and outstanding

Documents Incorporated by Reference: None.

ITHAX ACQUISITION CORP.

ANNUAL REPORT ON FORM 10-K

CERTAIN DEFINED TERMS

Unless otherwise stated or unless the context otherwise requires, the terms “ITHAX,” “we,” “us,” “our” or the “Company” refer to ITHAX Acquisition Corp., a Cayman Islands exempted company.

In this Annual Report on Form 10-K, unless the context otherwise requires, references to:

●	“amended and restated memorandum and articles of association” are to our amended and restated memorandum and articles of association;
●	“Cantor” are to Cantor Fitzgerald & Co., the representative of the underwriters;
●	“Class A ordinary shares” are to our Class A ordinary shares of par value $0.001 per share in the share capital of our Company;
●	“Class B ordinary shares” are to our Class B ordinary shares of par value $0.001 per share in the share capital of our Company;
●	“founder shares” are to our Class B ordinary shares initially purchased by the Sponsor in a private placement prior to our Initial Public Offering and, unless the context otherwise requires, our Class A ordinary shares issued upon the conversion thereof as provided herein;
●	“Initial Public Offering” are to the Company’s initial public offering of 24,150,000 public units, which closed on February 1, 2021;
●	“initial shareholders” are to the holders of our founder shares prior to the Initial Public Offering;
●	“letter agreement” refers to the letter agreement, dated January 27, 2021, by and between the Company and the initial shareholders, filed as Exhibit 10.1 to this Annual Report on Form 10-K;
●	“management” or our “management team” are to our officers and directors;
●	“Nasdaq” means The Nasdaq Capital Market;
●	“ordinary shares” are to our Class A ordinary shares and our Class B ordinary shares;
●	“PIPE Shares” are to 5,000,000 shares of New Mondee Common Stock to be sold in a private placement at a purchase price of $10.00 per share and an aggregate purchase price of $50,000,000 in connection with the Proposed Business Combination (as defined in this Annual Report on Form 10-K);
●	“private placement shares” are to Class A ordinary shares included in the private placement units;
●	“private placement units” are to the units issued to the Sponsor and Cantor in a private placement simultaneously with the closing of the Initial Public Offering;
●	“private placement warrants” are to the warrants included in the private placement units;
●	“public shares” are to our Class A ordinary shares offered as part of the units in the Initial Public Offering (whether they are subscribed for in the Initial Public Offering or thereafter in the open market);
●	“public shareholders” are to the holders of our public shares;
●	“public units” are to our units, with each unit comprised of one public share and one-half of one public warrant;

●	“public warrants” are to the redeemable warrants sold as part of the units in the Initial Public Offering (whether they are subscribed for in the Initial Public Offering or in the open market);
●	“SPAC” means a special purpose acquisition company;
●	“Sponsor” are to ITHAX Acquisition Sponsor LLC, a Delaware limited liability company controlled by Orestes Fintiklis, our Chief Executive Officer and Chairman of our board of directors, and Dimitrios Athanasopoulos, our Chief Financial Officer, Treasurer, and Director;
●	“trust account” are to the trust account in which we deposited the proceeds from the Initial Public Offering, which is located in the United States and for which Continental Stock Transfer & Trust Company acts as trustee;
●	“units” are to our units, which include the public units and the private placement units;
●	“warrants” are to our redeemable warrants, which include the public warrants as well as the private placement warrants to the extent they are no longer held by the initial purchasers of the private placement units or their permitted transferees;
●	“you” are to the holders of our public shares, public warrants, and public units.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Investors are cautioned that statements that are not strictly historical statements of fact constitute forward-looking statements, including, without limitation, statements under the captions “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” and are identified by words like “believe,” “expect,” “may,” “will,” “should,” “seek,” “anticipate,” or “could” and similar expressions. Forward looking statements in this Annual Report on Form 10-K may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;
●	our ability to complete our initial Business Combination;
●	our expectations around the performance of the prospective target business or businesses;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial Business Combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;
●	approving our initial Business Combination;
●	our potential ability to obtain additional financing to complete our initial Business Combination;
●	our pool of prospective target businesses;
●	the ability of our officers and directors to generate a number of potential Business Combination opportunities;
●	our public securities’ potential liquidity and trading;
●	the lack of a market for our securities;
●	the use of proceeds not held in the trust account (as described herein) or available to us from interest income on the trust account balance;
●	the trust account not being subject to claims of third parties; or
●	our financial performance.

Forward-looking statements are not assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those expressed or implied by forward-looking statements include those discussed elsewhere in this Annual Report on Form 10-K and in future Quarterly Reports on Form 10-Q or other reports filed with the Securities and Exchange Commission (“SEC”).

Any forward-looking statement made by us in this report is based only on information currently available to us and speaks only as of the date of this report. We undertake no obligation to publicly revise or update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

References to a fiscal year refer to our fiscal year ended December 31 of the specified year.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

ITHAX Acquisition Corp. (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on October 2, 2020. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (“Business Combination”).

ITHAX Acquisition Corp. has two wholly owned subsidiaries which were formed on December 9, 2021, ITHAX Merger Sub I, LLC (“Merger Sub I”), a Delaware limited liability company, and ITHAX Merger Sub II, LLC (“Merger Sub II”), a Delaware limited liability company. ITHAX Acquisition Corp. and its subsidiaries are collectively referred to as “the Company”.

The Company is not limited to a particular industry or geographic region for purposes of completing a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of December 31, 2021, the Company had not commenced any operations. All activity from our formation through December 31, 2021 relates to the Company’s formation and its initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the marketable securities held in the trust account.

Initial Public Offering

The registration statement for the Company’s Initial Public Offering became effective on January 27, 2021. On February 1, 2021, the Company consummated the Initial Public Offering of 24,150,000 units, which includes the full exercise by Cantor, of its over-allotment option in the amount of 3,150,000 public units, at $10.00 per public unit, generating gross proceeds of $241,500,000. Each public unit is comprised of one Class A ordinary share and one-half of one public warrant.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 675,000 private placement units at a price of $10.00 per private placement unit in a private placement to ITHAX Acquisition Sponsor LLC (the “Sponsor”) and Cantor, generating gross proceeds of $6,750,000.

Following the closing of the Initial Public Offering on February 1, 2021, an amount of $241,500,000 ($10.00 per public unit) from the net proceeds of the sale of the public units in the Initial Public Offering and the sale of the private placement units was placed in a trust account located in the United States and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the funds held in the trust account, as described below.

Proposed Business Combination with Mondee

On December 20, 2021 we entered into a Business Combination Agreement (the “Business Combination Agreement”) with Ithax Merger Sub I, Ithax Merger Sub II, and Mondee Holdings II, Inc., a Delaware corporation (“Mondee”), a travel technology company. Pursuant to the terms and subject to the conditions of the Business Combination Agreement, ITHAX will become a Delaware corporation (the “Domestication”) and the parties will enter into a business combination transaction (together with the Domestication, the “Proposed Business Combination”) by which (i) Merger Sub I will merge with and into Mondee, with Mondee being the surviving entity in the merger (the “First Merger”), and (ii) immediately following the First Merger, Mondee will merge with and into Merger Sub II, with Merger Sub II being the surviving entity in the merger (the “Second Merger”, and together with the First Merger, the “Mergers”, and together with the other transactions contemplated by the Business Combination Agreement, the “Transactions” and the closing of the Transactions, the “Closing”).

As a result of the Domestication, (i) each outstanding Class A ordinary share of ITHAX, par value $0.001 per share and each outstanding Class B ordinary share of ITHAX, par value $0.001 per share will be automatically converted into one share of Class A common stock, par value $0.001 per share (the “New Mondee Common Stock”), of ITHAX Acquisition Corp., a Delaware corporation (“New Mondee”) and (ii) pursuant to an amended and restated warrant agreement, each outstanding ITHAX warrant will be replaced by a redeemable warrant of New Mondee, with substantially the same terms, exercisable for a share of New Mondee Common Stock. In connection with the Closing, New Mondee will change its name to “Mondee Holdings, Inc.”. The Proposed Business Combination is expected to be consummated after receipt of the required approvals by the shareholders of both ITHAX and Mondee and the satisfaction or waiver of certain other customary conditions.

Concurrently with the execution of the Business Combination Agreement, certain investors (the “PIPE Investors”) entered into subscription agreements with the Company (the “PIPE Subscription Agreements”), pursuant to which the PIPE Investors have committed to purchase in a private placement 5,000,000 shares of New Mondee Common Stock (the “PIPE Shares”) at a purchase price of $10.00 per share and an aggregate purchase price of $50,000,000. The purchase of the PIPE Shares is conditioned upon, among other things, the consummation of the Transactions and will be consummated concurrently with the Closing. The PIPE Shares to be issued pursuant to the PIPE Subscription Agreements have not been registered under the Securities Act, and will be issued in reliance on the availability of an exemption from such registration. The PIPE Subscription Agreements further provide that the Company will use commercially reasonable efforts to file a registration statement to register the resale of the PIPE Shares within 30 calendar days after the Closing. It is expected that the PIPE Investors will be parties to the Registration Rights Agreement.

Our Management Team

We expect to benefit from the 40 years of combined experience and in-depth knowhow of our management team in real estate and hospitality investments, asset management and operations, and over 70 years’ combined experience in transaction, finance, and investment advisory experience. Our management team members have substantial track records, individually and/or through their respective firms, of investing in the sectors that we intend to focus on, including the acquisition and/or development of over 70 hotels and/or resorts as well as the asset management and operations of over 280 hotels and/or resorts. Our team has completed hospitality and/or real estate related transactions with an aggregate value of over $4 billion and additional non-real estate transactions with a combined value of over $29 billion. Moreover, one of our directors previously raised a combined $325 million in three prior SPACs.

Our management team is led by Orestes Fintiklis, who serves as our Chief Executive Officer and our Chairman of our board of directors. Dimitrios Athanasopoulos serves as our Chief Financial Officer, Treasurer, and Director. Together, Mr. Fintiklis and Mr. Athanasopoulos have more than 35 years of combined experience in acquisitions of businesses, corporate finance and advisory within a broad range of industries, across both expansionary and recessionary market cycles. Mr. Fintiklis and Mr. Athanasopoulos also lead the Sponsor.

Orestes Fintiklis has served as our Chief Executive Officer since October 2020 and our Chairman of our board of directors since January 2021. He has more than 15 years of experience in hospitality investment and asset management and is the Founder and Managing Partner of Ithaca Capital Partners (“Ithaca”), a private equity real estate investment management company. In the past four years alone, Ithaca has acquired and/or asset-managed five hospitality businesses, including the acquisition of iconic and award-winning hotels such as the JW Marriott Panama and W Hotel Bogota (which, in 2021, readers of Condé Nast Traveler voted as the No. 1 best hotel in South America). He oversees all aspects of Ithaca, including sourcing, acquisitions, structuring, strategy, asset management and disposals. Mr. Fintiklis joined Dolphin Capital Partners in June 2007, and served as a partner from December 2013 to January 2017. Dolphin Capital Partners raised approximately $600 million of equity since June 2007 and raised and invested a total of approximately $1.1 billion of equity since December 2005 into multiple hotels and resorts. Prior to that, he was an attorney at Clifford Chance LLC in London and Brussels from August 2004 to August 2006. Mr. Fintiklis has a bachelor’s degree in law (Jurisprudence) from Oxford University (England), where he graduated first in his class, and holds a Master’s Degree in Business Administration with distinction from INSEAD Business School (France). He is a director in multiple hospitality and real estate private companies and is an active member of Young Presidents Organization, a chief executive leadership organization (“YPO”).

Dimitrios Athanasopoulos has served as our Chief Financial Officer, Treasurer, and Director since October 2020. He is a Founding Partner, Group Managing Director and member of the Executive Committee of AXIA Ventures Group (“AXIA”). AXIA is a leading, independent, privately-owned investment bank founded in 2008 that provides services in more than 20 countries through its offices in Nicosia, Greece, Athens, New York, London, Milan and Lisbon. Since joining AXIA in December 2008, Mr. Athanasopoulos has been involved in real estate transactions with an aggregate transaction value of more than $3 billion and non-real estate transactions with overall value of over $28 billion. From November 2000 to November 2008, he served as an executive in family offices and prior to that, he worked in the Private Wealth Management divisions of Salomon Smith Barney and Morgan Stanley in New York. Mr. Athanasopoulos holds a B.B.A. in Finance and Investments from the Zicklin School of Business, Baruch College.

Carlos N. Guimarães has served as an independent member of our board of directors since January 2021. He also serves as a member of both our audit committee and compensation committee, and chairs our compensation committee. In 2021, Mr. Guimarães became the Chairman of the Board of Enphys Acquisition Corp. a SPAC focused on the energy transition sector in Latin America. Enphys went public on the New York Stock Exchange on October 6, 2021, (NYSE: NFYS), raising $345 million. Since 2009, Mr. Guimarães has served as the Chairman of LAIG Investments, an investment company focused on the energy sector across Latin America. From July 2007 to February 2009, he was the Chairman and Co-Founder of Invest Tur Brasil, a pioneer in resort developments in Brazil, which raised $503 million in the public markets and listed on the São Paulo stock exchange that is now known as the B3. Mr. Guimarães led Invest Tur Brasil’s merger with LA Hotels in 2009, which created Brazil Hospitality Group (BHG). Within one year of the merger, BHG became the third-largest hotel operator in Brazil with over 5,800 rooms under management. From January 2005 to December 2006, Mr. Guimarães was the Private Sector Coordinator for the Inter-American Development Bank (“IADB”), in Washington, D.C., where he was responsible for developing and implementing the strategic direction for all private sector activities of the IADB Group. Prior to that, from May 2000 to November 2004 he was a Managing Director, Head of Latin America Investment Banking and Senior Client Officer for Citigroup. Mr. Guimarães received a B.S. in economics from the Federal University of Rio de Janeiro and an M.B.A. from The Wharton School of the University of Pennsylvania.

George Syllantavos has served as an independent member of our board of directors since January 2021. He also serves as a member of and chairs our audit committee. Since November 2021, Mr. Syllantavos has served as the co-Chief Executive Officer and Chief Financial Officer of Stellar V Capital Corp., a SPAC. In 2013, Mr. Syllantavos co-founded Nautilus Energy Management Corp. (not affiliated with Nautilus Offshore Services Inc.), a maritime energy services company involved in maritime project business development and ship management focusing on the dry-bulk tanker and gas sectors, and has since served as the Chief Executive Officer. Mr. Syllantavos also serves as a director of Sevenseas Investment Fund (Luxembourg-regulated), a maritime assets investment fund. From December 2019 until February 2022, Mr. Syllantavos served as the co-Chief Executive Officer, Chief Financial Officer, Secretary and Director of Growth Capital Acquisition Corp., a SPAC (Nasdaq: GCAC). On August 4, 2021, Growth Capital Acquisition Corp. effected a business combination with Cepton Technologies, Inc. Under the business combination agreement, Cepton Technologies, Inc. survived as a wholly-owned subsidiary of Growth Capital Acquisition Corp. (Nasdaq: CPTN). Mr. Syllantavos serves as a director and Audit Committee Chair of Cepton, Inc. Mr. Syllantavos served as co-Chief Executive Officer, Chief Financial Officer, Secretary and Director of Stellar Acquisition III, Inc. from December 2015 until its business combination in December 2018 with Phunware, Inc. (Nasdaq: PHUN), a company that provides fully-integrated enterprise cloud platform for mobile, and has served as a director of Phunware, Inc. since such date. From May 2011 until February 2013, Mr. Syllantavos co-founded and served as co-Chief Executive Officer and Chief Financial Officer of Nautilus Marine Acquisition Corp. (Nasdaq: NMAR) (“Nautilus Marine”), a SPAC that completed an initial public offering on July 16, 2011 and was listed on the Nasdaq. He served as the Chief Financial Officer of Nautilus Marine’s successor, Nautilus Offshore Services, Inc. an offshore service vessel owner, from February 2013 until April 2014. From May 2005 to November 2007, he served as the Chief Financial Officer, Secretary, and Director of Star Maritime Acquisition Corp. (AMEX: SEA), and from November 2007 to August 2011, he served as Chief Financial Officer, Secretary and Director of the successor company, Star Bulk Carriers Corp. (Nasdaq: SBLK), a dry-bulk ship-owning company. Previously, Mr. Syllantavos held multiple executive, director and leadership roles in the maritime and shipping, aviation, energy, and telecommunications industries, including serving as a financial advisor to Hellenic Telecommunications Organization S.A., where he assisted with the company’s listing on the New York Stock Exchange (NYSE: HLTOY) that raised $1.1 billion. Mr. Syllantavos has a B.Sc. in Industrial Engineering from Roosevelt University in Chicago and an M.B.A. in Operations Management, International Finance and Transportation Management from the Kellogg Graduate School of Management at Northwestern University.

Rahul Vir has served as an independent member of our board of directors since January 2021. He also serves as a member of both our audit committee and compensation committee. Mr. Vir is the Principal at White Sails Hospitality LLC, a hospitality consulting firm providing boutique consultancy services in hotel project planning, performance management and asset management. Mr. Vir had a distinguished career as a hospitality executive overseeing multiple operational facets of more than 260 hotels. He held various leadership roles during his 25 years at Marriott International, Inc. (Nasdaq: MAR). From January 2020 to December 2020, he served as Vice President for Owner & Franchise Relations and Marriott Select Brands for the Caribbean and Latin America. From February 2013 to December 2019, he was Area Vice President for the Caribbean and Latin America overseeing hotel portfolios in Central and South America. Prior to that and at the beginning of his career, Mr. Vir had even more hands-on experience in the travel, hospitality and leisure sectors, as General Manager of multiple hotels in the United States and Brazil from February 2004 to February 2013.

The past performance of our management team, Ithaca, and AXIA is not a guarantee either (i) of success with respect to any Business Combination we may consummate or (ii) that we will be able to identify a suitable candidate for our initial Business Combination. Messrs. Syllantavos and Guimarães, and certain members of AXIA’s management team have had management experience with blank check companies. None of our other officers or directors, Ithaca, nor its respective officers, directors, employees, or affiliates, have had management experience with blank check companies or SPACs in the past. You should not rely on their respective historical records or performance as indicative of our future performance.

Business Strategy

The COVID-19 pandemic has caused severe disruptions in businesses across the hospitality, travel, and leisure markets and related services sectors. These dislocations have been more pronounced in the private markets leading to an arbitrage in valuations of comparable entities between public and private domains. Our initial Business Combination and value creation strategy will focus on identifying a private company in the target sectors with a sound business and operating model and prospects, at a valuation that is attractive as compared to publicly-traded companies in the same target sector.

We believe that businesses in the target sectors can reap substantial benefits by being publicly listed and/or well capitalized as they can subsequently take advantage of market conditions in order to expand their businesses through organic growth, further acquisitions and/or sector consolidation.

We will aim to source Business Combination opportunities through our management team’s deep and extensive business networks and proprietary channels, including but not limited to, investors and business owners, operators, financial institutions, board members, executives, lawyers, brokers and other real estate advisors.

Business Combination Criteria

Consistent with our business strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We intend to use these criteria and guidelines in evaluating initial business combination opportunities, but we may decide to enter into our initial Business Combination with a target business that does not meet any or all of these criteria and guidelines.

●	Risk-adjusted returns arbitrage: We intend to effect a Business Combination that, based on historic and estimated future return multiples and other customary metrics, offers a superior risk-adjusted return to those of comparable publicly-traded companies.
●	Target Size: We will focus on target businesses with an enterprise value in excess of $600 million, determined in the sole discretion of our officers and directors according to reasonably-accepted valuation standards and methodologies. We are confident that businesses of this size typically have a well-established business model, which will avoid the risks associated with startup or early stage and subscale businesses, while simultaneously possessing significant potential for growth and value creation. We also believe that through our current relationships and network of our management team, we will have strong access to businesses of this size.
●	Sound business model, competitive advantages and revenues/market share growth potential: We intend to seek target businesses that benefit from a sound business model and sustainable competitive advantages such as market and/or cost leadership, branding, barriers to entry and other differentiated elements that allow the target to utilize its unique advantages and current market conditions to swiftly increase its revenues and market share. We will also seek to identify businesses that have significant underexploited expansion potential and/or have been underinvested in by prior ownership, and/or embed unrecognized value characteristics. Our management team has significant experience in delivering growth through cultivating untapped business opportunities.
●	Potential growth through further acquisitions: We will pursue targets whose strategic positioning, existing sales and operational networks, geography and management teams would allow them to expand quickly through ad-on acquisitions. Our ability to sources such ad-on opportunities as well as the market dislocations caused by the pandemic will allow the Business Combination to serve as a platform for such a rapid expansion.
●	Management teams with a proven track record: We intend to seek business combination candidates with committed, experienced and talented management teams, whose interests are aligned to those of our shareholders. We will target management teams with track records of past strategic and operational excellence that have been proven to drive both top and bottom lines. Our own management team shall complement existing management and, where necessary, we may also look to enhance the capabilities of the target business’s management team by recruiting additional talent through our management team’s network of contacts.
●	Leveraging capabilities of our Management Team: We will seek to acquire targets that can benefit from our management team’s experiences and established network. Our management team has extensive experience in acquiring, restructuring, asset-

managing and growing businesses in the real estate, hospitality, travel and leisure sectors, which we believe will offer substantial advantages to a Business Combination.
●	Benefit from Being a Public Company: We shall pursue a Business Combination with a company that will benefit from being publicly-traded and can effectively utilize the broader access to public profile and capital that are associated with being a publicly-traded company.
●	Strong free cash flow characteristics: We will seek candidates with a history or a path to strong free cash flow generation. We also intend to focus on combinations that have predictable, defensible and recurring revenue streams, appropriate cost controls, low working capital requirements and those that present opportunities for revenue growth through accretive capital investment.
●	Capital Structure and working capital: Additional capital investment through a Business Combination may benefit potential targets, not only by providing expansion opportunities, but also by recapitalizing existing financial obligations and optimizing capital structure and working capital cycle.
●	Other criteria: In evaluating prospective targets, we may also consider criteria such as general financial condition, capital requirements, internal structure, corporate governance, the impact of current and future regulations, licensing and other market and geographic-specific conditions.

Our Business Combination Process

In evaluating a prospective target business, we expect to conduct a thorough due diligence review which will encompass, among other things, (i) meetings with incumbent management and their advisors (if applicable); (ii) document reviews; (iii) interviews with various stakeholders, including, but not limited to, employees, customers and suppliers; (iv) on-site inspection of facilities; and (v) reviewing financial, operational, legal and other information which will be made available to us.

Our acquisition criteria, due diligence processes, and value creation methods are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial Business Combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into our initial Business Combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our shareholder communications related to our initial Business Combination, which would be in the form of tender offer documents or proxy solicitation materials that we would file with the SEC.

Sourcing of Potential Business Combination Targets

We believe that the operational and transactional experience of our management team and the relationships they have developed as a result of such experience, will provide us with a substantial number of potential business combination targets. These individuals and entities have developed a broad network of contacts and corporate relationships around the world. This network has grown through sourcing, acquiring and financing businesses and maintaining relationships with sellers, financing sources and target management teams. Our management team members have significant experience in executing transactions under varying economic and financial market conditions. We believe that these networks of contacts and relationships and this experience will provide us with important sources of investment opportunities. In addition, we anticipate that target business candidates may be brought to our attention from various unaffiliated sources, including investment market participants, private equity funds and large business enterprises seeking to divest noncore assets or divisions.

We are not prohibited from pursuing an initial Business Combination with a business combination target that is affiliated with the Sponsor, officers or directors or making the acquisition through a joint venture or other form of shared ownership with the Sponsor, officers or directors. In the event we seek to complete our initial Business Combination with a company that is affiliated with the Sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or an independent accounting firm that our initial Business Combination is fair to our Company from a financial point of view. We are not required to obtain such an opinion in any other context. If any of our officers or directors becomes aware of a Business Combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she may be required to present such Business Combination opportunity to such entity prior to presenting such Business Combination opportunity to us, subject to his or her fiduciary duties under Cayman Islands law. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

Other Acquisition Considerations

Members of our management team may directly or indirectly own our ordinary shares or private placement units, and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial Business Combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular Business Combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial Business Combination.

Each of our officers and directors presently has, and in the future any of our officers and directors may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present acquisition opportunities to such entity. Accordingly, subject to his or her fiduciary duties under Cayman Islands law, if any of our officers or directors becomes aware of an acquisition opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will need to honor his or her fiduciary or contractual obligations to present such acquisition opportunity to such entity, and only present it to us if such entity rejects the opportunity. Our amended and restated memorandum and articles of association provides that, subject to his or her fiduciary duties under Cayman Islands law, no director or officer shall be disqualified or prevented from contracting with the Company nor shall any contract or transaction entered into by or on behalf of the Company in which any director shall have an interest be liable to be avoided. A director shall be at liberty to vote in respect of any contract or transaction in which he is interested provided that the nature of such interest shall be disclosed at or prior to its consideration or any vote thereon by the board of directors. We do not believe, however, that any fiduciary duties or contractual obligations of our officers or directors would materially undermine our ability to complete our Business Combination.

Our officers and directors are not prohibited from becoming either a director or officer of any other SPAC with a class of securities registered under the Securities Exchange Act of 1934, as amended, or the Exchange Act.

Initial Business Combination

Nasdaq rules require that our initial Business Combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable) at the time of our signing a definitive agreement in connection with our initial Business Combination. If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or an independent accounting firm. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial Business Combination. Additionally, pursuant to Nasdaq rules, any initial Business Combination must be approved by a majority of our independent directors.

Unless we complete our initial Business Combination with an affiliated entity, or our board of directors cannot independently determine the fair market value of the target business or businesses, we are not required to obtain an opinion that the price we are paying for a target is fair to our Company from a financial point of view from any of the following: (i) an independent investment banking firm; (ii) another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire; or (iii) from an independent accounting firm. If no opinion is obtained, our shareholders will be relying on the business judgment of our board of directors, which will have significant discretion in choosing the standard used to establish the fair market value of the target or targets, and different methods of valuation may vary greatly in outcome from one another. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial Business Combination.

We anticipate structuring our initial Business Combination so that the post-transaction company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial Business Combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons. However, we will only complete such Business Combination if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the Business Combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the Business Combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the issued and outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial Business Combination could own less than a majority of our issued and outstanding shares subsequent to our initial Business Combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If our initial Business Combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses. If our securities are not listed on the Nasdaq, we would not be required to satisfy the 80% requirement. However, we intend to satisfy the 80% requirement even if our securities are not listed on the Nasdaq at the time of our initial Business Combination.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial Business Combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete Business Combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial Business Combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial Business Combination; and
●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial Business Combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial Business Combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial Business Combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial Business Combination.

Following a Business Combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that such additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated memorandum and articles of association. However, we will seek shareholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek shareholder approval for business or other legal reasons.

Under the Nasdaq’s listing rules, shareholder approval would be required for our initial Business Combination if, for example:

●	we issue Class A ordinary shares that will be equal or in excess of 20% of the number of Class A ordinary shares then issued and outstanding;
●	any of our directors, officers or substantial shareholders (as defined by Nasdaq rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of ordinary shares could result in an increase in issued and outstanding ordinary shares or voting power of 5% or more; or
●	the issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

Permitted Purchases of Our Securities

In the event we seek shareholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, the Sponsor, directors, officers, or their respective affiliates may purchase our public shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial Business Combination. There is no limit on the number of public shares or public warrants such persons may purchase. However, such persons have no current commitments to engage in such transactions and have not formulated any terms or conditions for any such transactions. In the event the Sponsor, directors, officers, or their respective affiliates determine to make any such purchases at the time of a shareholder vote relating to our initial Business Combination, such purchases could have the effect of influencing the vote necessary to approve such transaction. None of the funds in the trust account will be used to purchase public shares or public warrants in such transactions. Such persons will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. Such a purchase may include a contractual acknowledgement that such shareholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. We have adopted an insider trading policy that requires our insiders to: (i) refrain from purchasing securities during certain blackout periods and when they are in possession of any material non-public information and (ii) to clear all trades with our legal counsel prior to execution. We cannot currently determine whether our insiders will make such purchases pursuant to a Rule 10b5-1 plan, as it will be dependent upon several factors, including but not limited to, the timing and size of such purchases. Depending on such circumstances, our insiders may either make such purchases pursuant to a Rule 10b5-1 plan or determine that such a plan is not necessary.

In the event that the Sponsor, directors, officers, or their respective affiliates purchase public shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their public shares. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.

The purpose of such purchases would be to (i) vote such public shares in favor of the Business Combination and thereby increase the likelihood of obtaining shareholder approval of the Business Combination or (ii) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial Business Combination, where it appears that such requirement would otherwise not be met. These purchases may result in the completion of our initial Business Combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our ordinary shares may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

The Sponsor, directors, officers, or their respective affiliates anticipate that they may identify the public shareholders with whom the Sponsor, directors, officers, or their respective affiliates may pursue privately negotiated purchases by either the public shareholders contacting us directly or by our receipt of redemption requests submitted by public shareholders following our mailing of proxy materials in connection with our initial Business Combination. To the extent that the Sponsor, directors, officers, or their respective affiliates enter into private purchases, they would identify and contact only potential selling public shareholders who have expressed their election to redeem their public shares for a pro rata share of the trust account or vote against the Business Combination. Such persons would select the public shareholders from whom to acquire shares based on the number of public shares available, the negotiated price per public share and such other factors as any such person may deem relevant at the time of purchase. The price per public share paid in any such transaction may be different than the amount per public share public shareholders would receive if they elected to redeem their respective public shares in connection with our initial Business Combination. The Sponsor, directors, officers, or their respective affiliates will only purchase public shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by the Sponsor, directors, officers, or their respective affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. The Sponsor, directors, officers, or their respective affiliates will not make purchases of public shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act.

Redemption Rights for Public Shareholders Upon Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial Business Combination, including interest (which interest shall be net of taxes payable) divided by the number of then issued and outstanding public shares, subject to the limitations described herein. The amount in the trust account is initially anticipated to be approximately $10.00 per public share. The per-share amount we will distribute to investors who properly redeem their public shares will not be reduced by the deferred underwriting commissions we will pay to Cantor. The redemption rights will include the requirement that beneficial holders must identify themselves to validly redeem their respective public shares. The Sponsor, our directors, and our officers have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to the founder shares and private placement shares held by them, and any public shares they acquired during or after the Initial Public Offering, in connection with the completion of our initial Business Combination. Cantor will have the same redemption rights as public shareholders with respect to any public shares it may hold, if any, but Cantor will not have any redemption rights with respect to the private placement shares it holds.

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial Business Combination either (i) in connection with an general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed Business Combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under the law or stock exchange listing requirement. Under Nasdaq rules, asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our Company where we do not survive and any transactions where we issue more than 20% of our issued and outstanding ordinary shares or seek to amend our amended and restated memorandum and articles of association would require shareholder approval. If we structure a Business Combination transaction with a target company in a manner that requires shareholder approval, we will not have discretion as to whether to seek a shareholder vote to approve the proposed Business Combination. We currently intend to conduct redemptions in connection with a shareholder vote unless shareholder approval is not required by applicable law or stock exchange listing requirement and we choose to conduct redemptions pursuant to the tender offer rules of the SEC for business or other legal reasons. So long as we obtain and maintain a listing for our securities on the Nasdaq, we will be required to comply with Nasdaq rules.

If shareholder approval of the transaction is required by law or stock exchange listing requirement, or we decide to obtain shareholder approval for business or other legal reasons, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and
●	file proxy materials with the SEC.

We expect that a final proxy statement would be mailed to shareholders at least 10 days prior to the shareholder vote. However, we expect that a draft proxy statement would be made available to shareholders well in advance of such time, providing additional notice of redemption to our public shareholders if we conduct redemptions in conjunction with a proxy solicitation. Although we are not required to do so, we currently intend to comply with the substantive and procedural requirements of Regulation 14A in connection with any shareholder vote, even if we are not able to maintain our Nasdaq listing or Exchange Act registration.

In the event that we seek shareholder approval of our initial Business Combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the initial Business Combination.

If we seek shareholder approval, we will complete our initial Business Combination only if we obtain an ordinary resolution under Cayman Islands law, being the affirmative vote of a majority of the ordinary shares represented in person or by proxy and entitled to vote thereon and who vote at a general meeting in favor of the Business Combination. In such case, pursuant to the terms of a letter agreement entered into with us, the Sponsor, officers and directors have agreed (and their permitted transferees will agree) to vote any founder shares held by them and any public shares purchased after the Initial Public Offering in favor of our initial Business Combination.

We expect that at the time of any shareholder vote relating to our initial Business Combination, our initial shareholders and their respective permitted transferees will own at least 20% of our issued and outstanding ordinary shares entitled to vote thereon. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction. In addition, the Sponsor, our directors, and our officers have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and private placement shares held by them, and any public shares they acquired during or after the Initial Public Offering in connection with the completion of our initial Business Combination. Cantor will have the same redemption rights as public stockholders with respect to any public shares it may hold, if any, but Cantor will not have any redemption rights with respect to the private placement shares it holds.

If a shareholder vote is not required and we do not decide to hold a shareholder vote for business or other legal reasons, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and
●	file tender offer documents with the SEC prior to completing our initial Business Combination, which contain substantially the same financial and other information about the initial Business Combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial Business Combination, we or the Sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase our public shares in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial Business Combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public shareholders not tendering more than a specified number of public shares that are not purchased by the Sponsor, which number will be based on the requirement that we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 either immediately prior to or upon consummation of our initial Business Combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial Business Combination. If public shareholders tender more public shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial Business Combination.

Our amended and restated memorandum and articles of association provide that we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 either immediately prior to or upon consummation of our initial Business Combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules). Redemptions of our public shares may also be subject to a higher net tangible asset test or cash requirement pursuant to an agreement relating to our initial Business Combination. For example, the proposed Business Combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed Business Combination. In the event the aggregate cash consideration we would be required to pay for all public shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed Business Combination exceed the aggregate amount of cash available to us, we will not complete the Business Combination or redeem any public shares, and all public shares submitted for redemption will be returned to the holders thereof.

Limitation on Redemption Upon Completion of Our Initial Business Combination if We Seek Shareholder Approval

Notwithstanding the foregoing, if we seek shareholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provides that a public shareholder, together with any affiliate of such public shareholder or any other person with whom such public shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the public shares sold in the Initial Public Offering (the “Excess Shares”). We believe this restriction will discourage public shareholders from accumulating large blocks of shares, and subsequent attempts by such public shareholders to use their ability to exercise their redemption rights against a proposed Business Combination as a means to force us or the Sponsor or its affiliates to purchase their public shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in the Initial Public Offering could threaten to exercise its redemption rights if such public shareholder’s public shares are not purchased by us or the Sponsor or its affiliates at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the public shares sold in the Initial Public Offering, we believe we will limit the ability of a small group of public shareholders to unreasonably attempt to block our ability to complete our initial Business Combination, particularly in connection with a Business Combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our shareholders’ ability to vote all of their shares (including any Excess Shares) for or against our initial Business Combination. The Sponsor, officers and directors have, pursuant to a letter agreement entered into with us, waived their right to have any founder shares or public shares held by them redeemed in connection with our initial Business Combination. Unless any of our other affiliates acquires founder shares through a permitted transfer from the Sponsor, officers and directors, and thereby becomes subject to the letter agreement, no such affiliate is subject to this waiver. However, to the extent any such affiliate acquires public shares through open market purchases, it would be a public shareholder and restricted from seeking redemption rights with respect to any Excess Shares.

Tendering Share Certificates in Connection with a Tender Offer or Redemption Rights

We may require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates (if any) to our transfer agent prior to the date set forth in the tender offer documents, or up to two business days prior to the vote on the proposal to approve the Business Combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically using the DWAC System, rather than simply voting against the initial Business Combination. The tender offer or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial Business Combination will indicate whether we are requiring public shareholders to satisfy such delivery requirements. Accordingly, public shareholders would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two days prior to the vote on the Business Combination if we distribute proxy materials, as applicable, to tender their respective public shares if they wish to seek to exercise their redemption rights. Pursuant to the tender offer rules, the tender offer period will be not less than 20 business days and, in the case of a shareholder vote, a final proxy statement would be mailed to shareholders at least 10 days prior to the shareholder vote. However, we expect that a draft proxy statement would be made available to our shareholders well in advance of such time, providing additional notice of redemption to our public shareholders if we conduct redemptions in conjunction with a proxy solicitation. Given the relatively short exercise period, it is advisable for shareholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $80.00 and it would be up to the broker whether to pass this cost on to the redeeming public shareholder. However, this fee would be incurred regardless of whether we require public shareholders seeking to exercise redemption rights to tender their public shares. The need to deliver public shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. To perfect redemption rights in connection with their Business Combinations, many blank check companies would distribute proxy materials for the shareholders’ vote on an initial Business Combination, and a holder could simply vote against a proposed Business Combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the Business Combination was approved, the company would contact such shareholders to arrange for them to deliver their respective share certificates to verify ownership. As a result, the shareholders then had an “option window” after the completion of the Business Combination during which they could monitor the price of the company’s shares in the market. If the price rose above the redemption price, they could sell their shares in the open market before actually delivering their shares to the company for cancellation. As a result, the redemption rights, to which shareholders were aware they needed to commit before the general meeting, would become “option” rights surviving past the completion of the Business Combination until the redeeming holders delivered their respective share certificates The requirement for physical or electronic delivery prior to the general meeting ensures that a redeeming holder’s election to redeem is irrevocable once the Business Combination is approved.

Any request to redeem such public shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or the date of the general meeting set forth in our proxy materials, as applicable. Furthermore, if any public shareholders deliver their respective certificates in connection with an election of redemption rights and subsequently decide, prior to the applicable date, not to elect to exercise such rights, such public shareholders may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to our public shareholders electing to redeem their public shares will be distributed promptly after the completion of our initial Business Combination.

If our initial Business Combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled to redeem their public shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their public shares.

If the Proposed Business Combination with Mondee is not completed, we may continue to try to complete a Business Combination with a different target until February 1, 2023.

Redemption of Public Shares and Liquidation if No Initial Business Combination

The Sponsor, officers and directors have agreed that we will have until February 1, 2023, to complete our initial Business Combination. If we are unable to complete our initial Business Combination by February 1, 2023, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses (which interest shall be net of taxes payable) divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial Business Combination by February 1, 2023.

The Sponsor, our officers, and our directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to their founder shares and private placement shares if we fail to complete our initial Business Combination by February 1, 2023. Cantor has agreed to waive its rights (i) to its deferred underwriting commission held in the trust account and (ii) to redeem its private placement shares, in the event we do not complete our initial Business Combination by February 1, 2023 and subsequently liquidate and, in such event, such amounts will be included with the funds held in the trust account that will be available to fund the redemption of our public shares. However, if the Sponsor, our officers, and our directors or Cantor acquired public shares during or after the Initial Public Offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial Business Combination by February 1, 2023.

The Sponsor, officers and directors have agreed, pursuant to a written letter agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association that would (i) modify the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our public shares if we do not complete our initial Business Combination by February 1, 2023 or (ii) with respect to the other provisions relating to shareholders’ rights or pre-Business Combination activity, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable) divided by the number of then issued and outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 either immediately prior to or upon consummation of our initial Business Combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement (described above), we would not proceed with the amendment or the related redemption of our public shares.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $1,000,000 of proceeds held outside the trust account, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of the Initial Public Offering and the sale of the private placement units, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by our public shareholders upon our dissolution would be approximately $10.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors, which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by public shareholders will not be substantially less than $10.00. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial Business Combination within the prescribed time frame, or upon the exercise of a redemption right in connection with our initial Business Combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. The Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. Because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only third parties we currently expect to engage would be vendors such as lawyers, investment bankers, computer or information and technical services providers or prospective target businesses. In the event that an executed waiver is deemed to be unenforceable against a third party, then the Sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether the Sponsor has sufficient funds to satisfy their indemnity obligations and believe that the Sponsor’s only assets are securities of our Company. None of our other officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest that may be withdrawn to pay taxes, and the Sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against the Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against the Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be substantially less than $10.00 per public share.

We will seek to reduce the possibility that the Sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. The Sponsor will also not be liable as to any claims under our indemnity of the underwriters against certain liabilities, including liabilities under the Securities Act. We have access to up to $1,000,000 from the proceeds of the Initial Public Offering and the sale of the private placement units, with which to pay any such potential claims. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, public shareholders who received funds from our trust account could be liable for claims made by creditors. In the event that our offering expenses exceed our estimate of $500,000, we may fund such excess with funds from the funds not to be held in the trust account. In such case, the amount of funds we intend to be held outside the trust account would decrease by a corresponding amount. Conversely, in the event that the offering expenses are less than our estimate of $500,000, the amount of funds we intend to be held outside the trust account would increase by a corresponding amount.

If we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy or insolvency laws, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy or insolvency claims deplete the trust account, we cannot assure you we will be able to return $10.00 per share to our public shareholders. Additionally, if we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover all amounts received by our public shareholders. Furthermore, our board may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our Company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public shareholders will be entitled to receive funds from the trust account only upon the earlier of (i) the completion of our initial Business Combination, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association to (A) modify the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our public shares if we do not complete our initial Business Combination by February 1, 2023 or (B) with respect to any other provision relating to shareholders’ rights or pre-Business Combination activity and (iii) the redemption of all of our public shares if we are unable to complete our initial Business Combination by February 1, 2023, subject to applicable law. In no other circumstances will a public shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial Business Combination, a public shareholder’s voting in connection with the Business Combination alone will not result in a public shareholder’s redeeming its public shares to us for an applicable pro rata share of the trust account. Such public shareholder must have also exercised its redemption rights described above.

Comparison of Redemption or Purchase Prices in Connection with Our Initial Business Combination and if We Fail to Complete Our Initial Business Combination.

The following table compares the redemptions and other permitted purchases of public shares that may take place in connection with the completion of our initial Business Combination and if we are unable to complete our initial Business Combination by February 1, 2023.

	Redemptions in Connection with our Initial Business Combination	Other Permitted Purchases of Public Shares by our Affiliates	Redemptions if we fail to Complete an Initial Business Combination
Calculation of redemption price

Redemptions at the time of our initial Business Combination may be made pursuant to a tender offer or in connection with a shareholder vote. The redemption price will be the same whether we conduct redemptions pursuant to a tender offer or in connection with a shareholder vote. In either case, our public shareholders may redeem their public shares for cash equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial Business Combination (which is initially anticipated to be $10.00 per share), including interest (which interest shall be net of taxes payable) divided by the number of then issued and outstanding public shares, subject to the limitation that no redemptions will take place if all of the redemptions would cause our net tangible assets to be at least $5,000,001 either immediately prior to or upon consummation of our initial Business Combination and any limitations (including but not limited to cash requirements) agreed to in connection with the negotiation of terms of a proposed Business Combination.

If we seek shareholder approval of our initial Business Combination, the Sponsor, directors, officers, or their respective affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following completion of our initial Business Combination. Such purchases will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. None of the funds in the trust account will be used to purchase shares in such transactions.

If we are unable to complete our initial Business Combination by February 1, 2023, we will redeem all public shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account (which is initially anticipated to be $10.00 per share), including interest (less up to $100,000 of interest to pay dissolution expenses, which interest shall be net of taxes payable) divided by the number of then issued and outstanding public shares.

Impact to remaining shareholders

The redemptions in connection with our initial Business Combination will reduce the book value per share for our remaining shareholders, who will bear the burden of the deferred underwriting commissions and interest withdrawn in order to pay taxes (to the extent not paid from amounts accrued as interest on the funds held in the trust account).

If the permitted purchases described above are made, there will be no impact to our remaining shareholders because the purchase price would not be paid by us.

The redemption of our public shares, if we fail to complete our initial Business Combination by February 1, 2023, will reduce the book value per share for the shares, held by the Sponsor, Cantor, and their respective permitted transferees who will be our only remaining shareholders after such redemptions.

Amended and Restated Memorandum and Articles of Association

Our amended and restated memorandum and articles of association contains certain requirements and restrictions that apply to us until the consummation of our initial Business Combination. If we seek to amend any provisions of our amended and restated memorandum and articles of association relating to shareholders’ rights or pre-Business Combination activity, we will provide dissenting public shareholders with the opportunity to redeem their public shares in connection with any such vote. The Sponsor, officers, and directors have agreed to waive their redemption rights with respect to their founder shares and private placement shares held by them, and any public shares held by them in connection with the completion of our initial Business Combination. Cantor will have the same redemption rights as public stockholders with respect to any public shares it may hold, if any, but Cantor will not have any redemption rights with respect to the private placement shares it holds. Specifically, our amended and restated memorandum and articles of association provides, among other things, that:

●	prior to the consummation of our initial Business Combination, we shall either (1) seek shareholder approval of our initial Business Combination at a general meeting called for such purpose at which shareholders may seek to redeem their shares, regardless of whether they vote for or against the proposed Business Combination, into their pro rata share of the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable) or (2) provide our public shareholders with the opportunity to tender their shares to us by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable) in each case subject to the limitations described herein;
●	we will consummate our initial Business Combination only if we have net tangible assets of at least $5,000,001 either immediately prior to or upon such consummation and, solely if we seek shareholder approval, obtain an ordinary resolution under Cayman Islands law, being the affirmative vote of a majority of the ordinary shares represented in person or by proxy and entitled to vote thereon and who vote at a general meeting in favor of the Business Combination;
●	if our initial Business Combination is not consummated by February 1, 2023, then our existence will terminate and we will distribute all amounts in the trust account; and
●	prior to our initial Business Combination, we may not issue additional ordinary shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial Business Combination.

These provisions cannot be amended without the approval of holders of at least two-thirds of our ordinary shares. In the event we seek shareholder approval in connection with our initial Business Combination, our amended and restated memorandum and articles of association provides that we may consummate our initial Business Combination only if approved by an ordinary resolution under Cayman Islands law, being the affirmative vote of a majority of the ordinary shares represented in person or by proxy and entitled to vote thereon and who vote at a general meeting in favor of the Business Combination.

Competition

In identifying, evaluating and selecting a target business for our initial Business Combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups, leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting Business Combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial Business Combination and our issued and outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial Business Combination.

Employees

We currently have two officers. Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial Business Combination. The amount of time that our officers or any other members of our management team will devote in any time period will vary based on whether a target business has been selected for our initial Business Combination and the current stage of the Business Combination process.

Periodic Reporting and Financial Information

Our units, shares, and warrants are registered under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, this Annual Report on Form 10-K contains financial statements audited and reported on by our independent registered public accountants. You can read our SEC filings over the internet at the SEC’s website at www.sec.gov.

We will provide shareholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to shareholders to assist them in assessing the target business. These financial statements may be required to be prepared in accordance with, or be reconciled to, U.S. GAAP, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial Business Combination within the prescribed time frame. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal controls over financial reporting for the fiscal year ending December 31, 2022, as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

ITEM 1A. RISK FACTORS

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report on Form 10-K, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The risks set forth below do not include specific risks relating to our Proposed Business Combination with Mondee or the risks inherent in Mondee’s business. Specific risks relating to our Proposed Business Combination with Mondee and the risks inherent in Mondee’s business will be described in the documentation that we plan to circulate to shareholders when we seek shareholder approval of the Proposed Business Combination. The risks presented below assume that we may not consummate the Proposed Business Combination with Mondee and, if that occurs, we will seek to find an alternative target with which to consummate an initial Business Combination.

Summary Risk Factors

The following is a summary of the more significant risks facing our Company:

Risks Relating to Our Search for, Consummation of, or Inability to Consummate, a Business Combination and Post-Business Combination Risks

●	If we do not complete the Proposed Business Combination with Mondee and instead pursue an alternative Business Combination, your only opportunity to affect the investment decision regarding a potential Business Combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek shareholder approval of the Business Combination.
●	We may not be able to consummate our initial Business Combination by February 1, 2023, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may only receive $10.00 per public share, or less than such amount in certain circumstances, and our warrants will expire worthless.
●	If the net proceeds of the Initial Public Offering and the sale of the private placement units not being held in the trust account are insufficient, it could limit the amount available to complete the Potential Business Combination with Mondee or to fund our search for a target business or businesses other than Mondee and complete an initial Business Combination by February 1, 2023, and we will depend on loans from the Sponsor or our management team to complete the Potential Business Combination, pay our taxes or fund our search and complete our initial Business Combination.
●	We are attempting to complete the Proposed Business Combination with Mondee, a private company about which little information is available, which may result in a Business Combination with a company that is not as profitable as we suspected, if at all.

Risks Relating to our Securities

●	Our initial shareholders will control the appointment of our board of directions until consummation of our initial Business Combination and will hold a substantial interest in us. As a result, they will appoint all of our directors and may exert a substantial influence on actions requiring shareholder vote, potentially in a manner that you do not support.
●	Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. Federal courts may be limited.

Risks Relating to our Management Team, our Sponsor, and their Respective Affiliates

●	We are dependent upon our officers and directors and their departure could adversely affect our ability to operate.
●	Past performance by our management team, AXIA, Ithaca, or their respective affiliates may not be indicative of future performance of an investment in us.
●	Our ability to successfully effect our initial Business Combination and to be successful thereafter will be dependent upon the efforts of our key personnel, some of whom may join us following our initial Business Combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

General Risk Factors

●	We have no operating history and are subject to a mandatory liquidation and subsequent dissolution requirement if we do not complete our initial Business Combination by February 1, 2023. As such, there is a risk that we will be unable to continue as a going concern if we do not consummate an initial Business Combination by February 1, 2023. However, the Company entered into a definitive Business Combination Agreement on December 20, 2021 and is in the process of completing the Proposed Business

Combination. Management has assessed the likelihood of whether it will be able to carry out its plan to complete the Proposed Business Combination prior to February 1, 2023, and believes that as the Business Combination Agreement is contractual, the Proposed Business Combination will occur prior to termination date set forth in the Business Combination Agreement of July 31, 2022. As such, management believes that its plan alleviates the substantial doubt raised by the date for mandatory liquidation.
●	We are an “emerging growth company” and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.
●	We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.
●	We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

RISKS RELATING TO OUR SEARCH FOR, CONSUMMATION OF, OR INABILITY TO CONSUMMATE, A BUSINESS COMBINATION AND POST-BUSINESS COMBINATION RISKS

Our public shareholders may not be afforded an opportunity to vote on our Proposed Business Combination, which means we may complete our initial Business Combination even though a majority of our public shareholders do not support such a combination.

While we intend to seek shareholder approval of the Proposed Business Combination with Mondee, we may choose not to hold a shareholder vote to approve our initial Business Combination unless the Business Combination would require shareholder approval under applicable Cayman Islands law or the rules of Nasdaq or if we decide to hold a shareholder vote for business or other reasons. Examples of transactions that would not ordinarily require shareholder approval include asset acquisitions and share purchases, while transactions such as direct mergers with our Company or transactions where we issue more than 20% of our outstanding shares would require shareholder approval. For instance, Nasdaq rules currently allow us to engage in a tender offer in lieu of a shareholder meeting but would still require us to obtain shareholder approval if we were seeking to issue more than 20% of our outstanding shares to a target business as consideration in any Business Combination. Therefore, if we were structuring a Business Combination that required us to issue more than 20% of our outstanding shares, we would seek shareholder approval of such Business Combination. Except as required by law or Nasdaq rules, the decision as to whether we will seek shareholder approval of a proposed Business Combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Accordingly, we may consummate our initial Business Combination even if holders of a majority of the issued and outstanding ordinary shares do not approve of the Business Combination we consummate.

If we do not complete the Proposed Business Combination with Mondee and instead pursue an alternative Business Combination, your only opportunity to affect the investment decision regarding a potential Business Combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek shareholder approval of the Business Combination.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of one or more target businesses. Since our board of directors may complete a Business Combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the Business Combination, unless we seek such shareholder approval. Accordingly, if we do not seek shareholder approval, your only opportunity to affect the investment decision regarding a potential Business Combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial Business Combination.

Our search for a Business Combination, and any target business with which we ultimately consummate a Business Combination, may be materially adversely affected by the coronavirus (COVID-19) pandemic, the status of debt and equity markets, conflict, and other matters impacting market volatility.

In March 2020, the World Health Organization declared novel coronavirus disease 2019 (COVID-19) a global pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, lowered equity market valuations, created significant volatility and disruption in financial markets, and increased unemployment levels, all of which may become heightened concerns upon future developments. In addition, the pandemic has resulted in temporary closures of many businesses and the institution of social distancing and sheltering in place requirements in many states and communities. The COVID-19 pandemic has and a significant outbreak of other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and the business of any potential partner business with which we consummate a Business Combination could be materially and adversely affected.

Furthermore, we may be unable to complete a Business Combination if concerns relating to COVID-19 continue to restrict travel, limit the ability to have meetings with potential investors or the partner business’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a Business Combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a Business Combination, or the operations of a partner business with which we ultimately consummate a Business Combination, may be materially adversely affected.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19, increased market volatility, decreased market liquidity, adverse trends in employment levels, prolonged inflation, geopolitical instability or conflicts (including the recent outbreak of hostilities between Russia and Ukraine), trade disruptions, economic or other sanctions, or a sustained capital market correction, among other events, and third-party financing being unavailable on terms acceptable to us or at all.

The ability of our public shareholders to redeem their public shares for cash may make our financial condition unattractive to potential Business Combination targets, which may make it difficult for us to enter into a Business Combination with a target.

We may seek to enter into a Business Combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the Business Combination. Furthermore, we may only redeem our public shares so long as our net tangible assets are at least $5,000,001 either immediately prior to or upon consummation of our initial Business Combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial Business Combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition, each as described above, we would not proceed with such redemption and the related Business Combination and may instead search for an alternate Business Combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a Business Combination transaction with us.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our public shares may not allow us to complete the most desirable Business Combination or optimize our capital structure.

At the time we enter into an agreement for our initial Business Combination, we will not know how many public shareholders may exercise their redemption rights, and therefore we will need to structure the transaction based on our expectations as to the number of public shares that will be submitted for redemption. If our initial Business Combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third-party financing. In addition, if a larger number of public shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provisions of the Class B ordinary shares result in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B shares at the time of the initial Business Combination. The above considerations may limit our ability to complete the most desirable Business Combination available to us or optimize our capital structure. The amount of the deferred underwriting commissions payable to Cantor will not be adjusted for any public shares that are redeemed in connection with an initial Business Combination. The per-share amount we will distribute to public shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commissions and after such redemptions, the per-share value of shares held by non-redeeming shareholders will reflect our obligation to pay the deferred underwriting commissions.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our public shares could increase the probability that our initial Business Combination, including the Proposed Business Combination with Mondee, would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If our initial Business Combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial Business Combination would be unsuccessful is increased. If our initial Business Combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your public shares in the open market; however, at such time our public shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your shares in the open market.

The requirement that we complete our initial Business Combination by February 1, 2023 may give potential target businesses leverage over us in negotiating a Business Combination and may decrease our ability to conduct due diligence on potential Business Combination targets as we approach our dissolution deadline, which could undermine our ability to complete our initial Business Combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a Business Combination will be aware that we must complete our initial Business Combination by February 1, 2023. Consequently, such target business may obtain leverage over us in negotiating a Business Combination, knowing that if we do not complete our initial Business Combination with that particular target business, we may be unable to complete our initial Business Combination with any target business. This risk will increase as we get closer to February 1, 2023. In addition, we may have limited time to conduct due diligence and may enter into our initial Business Combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to consummate our initial Business Combination by February 1, 2023, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may only receive $10.00 per public share, or less than such amount in certain circumstances, and our warrants will expire worthless.

The Sponsor, officers and directors have agreed that we must complete our initial Business Combination by February 1, 2023. We may not be able to find a suitable target business and consummate an initial Business Combination by February 1, 2023. Our ability to complete our initial Business Combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the conflict between Ukraine and Russia continues to grow and, while the extent of the impact of the conflict on us will depend on future developments, it could limit our ability to complete our initial Business Combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the COVID-19 pandemic may negatively impact businesses we may seek to acquire.

If we have not completed our initial Business Combination by February 1, 2023, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses) divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such case, our public shareholders may only receive $10.00 per public share, and our warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $10.00 per share on the redemption of their shares. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per share redemption amount received by public shareholders may be less than $10.00 per public share.”

If we seek shareholder approval of our initial Business Combination, as we expect to do in connection with the Proposed Business Combination with Mondee, the Sponsor, directors, officers, and their respective affiliates may elect to purchase shares from public shareholders, which may influence a vote on a proposed Business Combination and reduce the public “float” of our ordinary shares.

If we seek shareholder approval of our initial Business Combination, as we expect to do in connection with the Proposed Business Combination with Mondee, and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, the Sponsor, our directors, our officers or their respective affiliates may purchase public shares or public warrants or a combination thereof in privately-negotiated transactions or in the open market either prior to or following the completion of our initial Business Combination, although they are under no obligation to do so. However, they have no current commitments to engage in such transactions and have not formulated any terms or conditions of such transactions. Please see “Description of Business – Permitted Purchases of Our Securities” for a description of how such persons will determine from which public shareholders to seek to acquire public shares. Such a purchase may include a contractual acknowledgement that such public shareholder, although still the record holder of our public shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that the Sponsor, our directors, our officers, or their respective affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling public shareholders would be required to revoke their prior elections to redeem their public shares. The price per share paid in any such transaction may be different than the amount per share a public shareholder would receive if it elected to redeem its public shares in connection with our initial Business Combination. The purpose of such purchases could be to vote such public shares in favor of the Business Combination and thereby increase the likelihood of obtaining shareholder approval of the Business Combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial Business Combination, where it appears that such requirement would otherwise not be met. These purchases may result in the completion of our initial Business Combination that may not otherwise have been possible. Any such purchases are required to be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to reporting requirements.

In addition, if such purchases are made, the public “float” of our Class A ordinary shares or public warrants and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

If we seek shareholder approval of our initial Business Combination, as we expect to do in connection with the Proposed Business Combination with Mondee, the Sponsor, officers and directors have agreed to vote in favor of such initial Business Combination, regardless of how our public shareholders vote.

The Sponsor, officers and directors have agreed (and their permitted transferees, if any, would be required to agree), pursuant to the terms of a letter agreement entered into with us, to vote any founder shares, private placement shares, and any public shares held by them in favor of our initial Business Combination. As a result, in addition to the founder shares and private placement shares held by the Sponsor, officers and directors, we would need only 8,928,751, or approximately 37.0%, of the 24,150,000 public shares sold in the Initial Public Offering to be voted in favor of a transaction (assuming all issued and outstanding shares are voted) in order to have our initial Business Combination approved (assuming the over-allotment option is not exercised). Our initial shareholders beneficially own ordinary shares representing approximately 21.1% of our outstanding ordinary shares. Accordingly, if we seek shareholder approval of our initial Business Combination, as we expect to do in connection with the Proposed Business Combination with Mondee, the agreement by our initial shareholders to vote in favor of our Business Combination will increase the likelihood that we will receive the necessary shareholder approval for such Business Combination than would be the case if such persons agreed to vote their founder shares, private placement shares, and any public shares held by them in accordance with the majority of the votes cast by our public shareholders.

Because of our limited resources and the significant competition for Business Combination opportunities, it may be more difficult for us to complete our initial Business Combination. If we are unable to complete our initial Business Combination, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on our redemption, and our warrants will expire worthless.

If we are unable to complete the prospective Business Combination with Mondee, we expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies (including some focused on the hospitality and travel industry) and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater financial, technical, human and other resources or more industry knowledge than us, and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, if we are obligated to pay cash for the public shares redeemed and, in the event we seek shareholder approval of our initial Business Combination, we make purchases of our public shares, potentially reducing the resources available to us for our initial Business Combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a Business Combination. If we are unable to complete our initial Business Combination, our public shareholders may receive only approximately $10.00 per share (or less in certain circumstances) on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $10.00 per share on the redemption of their shares.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial Business Combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and
●	restrictions on the issuance of securities,

each of which may make it difficult for us to complete our initial Business Combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company;
●	adoption of a specific form of corporate structure; and
●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. The proceeds held in the trust account may be invested by the trustee only in United States government treasury bills with a maturity of 185 days or less or in money market funds investing solely in United States Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act. Because the investment of the proceeds will be restricted to these instruments, we believe we will meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a Business Combination. If we are unable to complete our initial Business Combination, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our Proposed Business Combination with Mondee or another initial Business Combination, and results of operations.

If the net proceeds of the Initial Public Offering and the sale of the private placement units not being held in the trust account are insufficient, it could limit the amount available to complete the Potential Business Combination with Mondee or to fund our search for a target business or businesses other than Mondee and complete an initial Business Combination by February 1, 2023, and we will depend on loans from the Sponsor or our management team to complete the Potential Business Combination, pay our taxes or fund our search and complete our initial Business Combination.

Of the net proceeds of the Initial Public Offering and the sale of the private placement units, only approximately $1,000,000  was available to us initially outside the trust account to fund our working capital requirements and as of March 4, 2022, approximately $370,000 remained available to us outside of the trust account. We cannot assure you that the remaining funds available to us outside of the trust account will be sufficient to allow us to operate at least until February 1, 2023. We have used a portion of the funds previously available to us to pay fees to consultants to assist us with our search for a target business and to incur other significant costs in pursuit of our acquisition plans and may continue to do so with respect to the remaining funds, if the Proposed Business Combination with Mondee is not completed.

If we do not consummate the Proposed Business Combination with Mondee, we could also use a portion of the funds available to us outside of the trust account as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed Business Combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds

(whether as a result of our breach or otherwise), we might not have sufficient funds outside of the trust account to continue searching for, or conduct due diligence with respect to, a target business. Management’s plans to address this need for capital through potential loans from certain of our affiliates is discussed in the section of this Annual Report on Form 10-K titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

If we are required to seek additional capital, we would need to borrow funds from the Sponsor, management team or other third parties to operate or may be forced to liquidate. None of the Sponsor, members of our management team, nor any of their respective affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial Business Combination. Up to $1,500,000 of such loans may be convertible into units at a price of $10.00 per unit, at the option of the lender. These units (and the underlying securities) would be identical to the private placement units (and the underlying securities). Prior to the completion of our initial Business Combination, we do not expect to seek loans from parties other than the Sponsor or an affiliate of the Sponsor or officers or directors, because we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to obtain these loans, we may be unable to complete our initial Business Combination.

If we are unable to complete our initial Business Combination because we have insufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public shareholders may only receive approximately $10.00 per public share (or less in certain circumstances) on our redemption of our public shares, and our warrants will expire worthless. In such case, our public shareholders may only receive $10.00 per public share, and our warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $10.00 per public share on the redemption of their public shares. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by public shareholders may be less than $10.00 per public share.” and other risk factors herein.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial Business Combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial Business Combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, and we believe Mondee satisfies many of these attributes (which we intend to outline in connection with the request for shareholder approval of the Proposed Business Combination), should we not consummate the Proposed Business Combination with Mondee, it is possible that Mondee or another target business with which we enter into our initial Business Combination will not have all of these positive attributes. If we complete our initial Business Combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective Business Combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by law, or we decide to obtain shareholder approval for business or other legal reasons, it may be more difficult for us to attain shareholder approval of our initial Business Combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial Business Combination, our public shareholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $10.00 per share on the redemption of their public shares. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by public shareholders may be less than $10.00 per public share.” and other risk factors herein.

We may have a limited ability to assess the management of a prospective target business and, as a result, may effect our initial Business Combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial Business Combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any shareholders who choose to remain shareholders following the Business Combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value.

The officers and directors of an acquisition candidate may resign upon completion of our initial Business Combination. The departure of a Business Combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidates’ key personnel upon the completion of our initial Business Combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial Business Combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

We may seek acquisition opportunities with a financially unstable business or an entity lacking an established record of revenue or earnings.

To the extent we complete our initial Business Combination with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include volatile revenues or earnings and difficulties in obtaining and retaining key personnel. Although our officers and directors endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We are not required to obtain an opinion from an independent investment banking or from an independent accounting firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our Company from a financial point of view.

Unless we complete our Business Combination with an affiliated entity, or our board of directors cannot independently determine the fair market value of the target business or businesses, we are not required to obtain an opinion that the price we are paying for a target is fair to our Company from a financial point of view from (i) an independent investment banking firm, (ii) another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire, or (iii) an independent accounting firm. Mondee is not an affiliated entity, so we are not required to obtain a fairness opinion with respect to the Proposed Business Combination.

If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial Business Combination. However, if our board of directors is unable to determine the fair value of an entity with which we seek to complete an initial Business Combination based on such standards, we will be required to obtain an opinion as described above.

Since only holders of our founder shares have the right to vote on the election of directors prior to our initial Business Combination, we rely on the “controlled company” exemption under Nasdaq Stock Market Listing Rules, pursuant to which “controlled companies” are exempt from certain corporate governance requirements otherwise applicable under Nasdaq listing rules.

The Nasdaq Listing Rules exempt “controlled companies,” or companies of which more than 50% of the voting power is held by an individual, a group or another company, from certain corporate governance requirements. We currently rely on the controlled company exemption for certain of the above requirements, including the requirement that director nominees be selected or recommended to the ITHAX Board by a majority of its independent directors, or by a nominating committee that is composed entirely of independent directors. In addition, immediately if we consummate the Proposed Business Combination with Mondee, we will continue be a “controlled company” within the meaning of the Nasdaq listing rules. Accordingly, our stockholders will not be afforded the same protections generally as shareholders of other Nasdaq-listed companies with respect to corporate governance for so long as we rely on these exemptions from the corporate governance requirements.

Since the Sponsor, officers and directors will lose their entire investment in us if our initial Business Combination is not completed, a conflict of interest may arise in determining whether a particular Business Combination target is appropriate for our initial Business Combination.

In October 2020, the Sponsor paid $25,000, or approximately $0.005 per share, to cover certain offering costs in exchange for 5,031,250 founder shares. On January 27, 2021, we effectuated a stock dividend of 0.2 shares for each share outstanding, resulting in there being an aggregate of 6,037,500 founder shares outstanding. Prior to the initial investment in our Company of $25,000 by the Sponsor, we had no assets, tangible or intangible. The number of founder shares issued was determined based on the expectation that the founder shares would represent approximately 20% of the outstanding shares after the Initial Public Offering. The founder shares will be worthless if we do not complete an initial Business Combination.

In addition, the Sponsor and Cantor purchased an aggregate of 675,000 private placement units at a price of $10.00 per warrant ($6,750,000 in the aggregate) in a private placement that closed simultaneously with the closing of the Initial Public Offering. Each private placement unit consists of one Class A ordinary share and one-half of one redeemable warrant, with each whole warrant exercisable for one Class A ordinary share at a price of $11.50 per share, subject to adjustment. The terms of the private placement units are identical to those of the public units, except as described in “Description of Securities,” which referenced as Exhibit 4.5 to this Annual Report on Form 10-K.

The founder shares are identical to the public shares included in the units sold in the Initial Public Offering except that (i) holders of the founder shares have the right to vote on the appointment of directors prior to our initial Business Combination, (ii) the founder shares are subject to certain transfer restrictions, (iii) the Sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed (A) to waive their redemption rights with respect their founder shares and private placement shares held by them, and any public shares they may acquire during or after the Initial Public Offering in connection with the completion of our initial Business Combination and (B) to waive their rights to liquidating distributions from the trust account with respect to their founder shares and private placement shares if we fail to complete our initial Business Combination by February 1, 2023 (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial Business Combination by February 1, 2023) and (iv) the founder shares will automatically convert into our Class A ordinary shares at the time of our initial Business Combination, on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights, as described herein and in our amended and restated memorandum and articles of association.

The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target Business Combination, completing an initial Business Combination and influencing the operation of the business following the initial Business Combination.

We may only be able to complete one Business Combination, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

Of the net proceeds from the Initial Public Offering and the sale of the private placement units, $241,500,000 is available to complete our Business Combination and pay related fees and expenses (which includes up to approximately $9,082,500 for the payment of deferred underwriting commissions).

Although the Business Combination Agreement contemplates an initial Business Combination with a single target business, Mondee, if we do not complete the Proposed Business Combination, we may effectuate our initial Business Combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial Business Combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial Business Combination with only Mondee or another single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several Business Combinations in different industries or different areas of a single industry.

Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset; or
●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial Business Combination.

We may seek Business Combination opportunities with a high degree of complexity that require significant operational improvements, which could delay or prevent us from achieving our desired results.

We may seek Business Combination opportunities with large, highly complex companies that we believe would benefit from operational improvements. While we intend to implement such improvements, to the extent that our efforts are delayed or we are unable to achieve the desired improvements, the Business Combination may not be as successful as we anticipate.

To the extent we complete our initial Business Combination with a large complex business or entity with a complex operating structure, we may also be affected by numerous risks inherent in the operations of the business with which we combine, which could delay or prevent us from implementing our strategy. Although our management team will endeavor to evaluate the risks inherent in a particular target business and its operations, we may not be able to properly ascertain or assess all of the significant risk factors until we complete our Business Combination. If we are not able to achieve our desired operational improvements, or the improvements take longer to implement than anticipated, we may not achieve the gains that we anticipate. Furthermore, some of these risks and complexities may be outside of our control and leave us with no ability to control or reduce the chances that those risks and complexities will adversely impact a target business. Such combination may not be as successful as a combination with a smaller, less complex organization.

If we do not complete the Proposed Business Combination with Mondee, we may attempt to simultaneously complete Business Combinations with multiple other prospective targets, which may hinder our ability to complete our initial Business Combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If the Proposed Business Combination with Mondee does not occur and we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other Business Combinations, which may make it more difficult for us, and delay our ability, to complete our initial Business Combination. With multiple Business Combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We are attempting to complete the Proposed Business Combination with Mondee, a private company about which little information is available, which may result in a Business Combination with a company that is not as profitable as we suspected, if at all.

We are attempting to complete the Proposed Business Combination with Mondee, a private company. In pursuing our acquisition strategy, if we do not complete the Proposed Business Combination with Mondee, we may seek to effectuate an alternate initial Business Combination with a different privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial Business Combination on the basis of limited information, which may result in a Business Combination with a company that is not as profitable as we suspected, if at all.

Our management may not be able to maintain control of a target business after our initial Business Combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We have structured the Proposed Business Combination with Mondee so that the post-transaction company in which our public shareholders own shares will own less than 100% of the equity interests or assets of Mondee. If we do not complete the Proposed Business Combination with Mondee, we may structure an alternate Business Combination similarly, but we will only complete such Business Combination if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our shareholders prior to the Business Combination may collectively own a minority interest in the post Business Combination company, depending on valuations ascribed to the target and us in the Business Combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new ordinary shares in exchange for all of the issued and outstanding capital stock, shares and/or other equity interests of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new ordinary shares, our shareholders immediately prior to such transaction could own less than a majority of our issued and outstanding ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of our public shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete a Business Combination with which a substantial majority of our shareholders do not agree.

Our amended and restated memorandum and articles of association do not provide a specified maximum redemption threshold, except that we may only redeem our public shares so long as our net tangible assets are at least $5,000,001 either immediately prior to or upon consummation of our initial Business Combination and after payment of underwriters’ fees and commissions (such that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial Business Combination. As a result, we may be able to complete our initial Business Combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial Business Combination, as we expect to do in connection with the Proposed Business Combination with Mondee, and do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to the Sponsor, directors, officers, or their respective affiliates. In the event the aggregate cash consideration we would be required to pay for all public shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the Proposed Business Combination exceed the aggregate amount of cash available to us, we will not complete the Business Combination or redeem any public shares, all public shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate Business Combination.

In order to effectuate an initial Business Combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments in a manner that will make it easier for us to complete our initial Business Combination that our shareholders may not support.

In order to effectuate a Business Combination, blank check companies have, in the past, amended various provisions of their charters and modified governing instruments. For example, blank check companies have amended the definition of Business Combination, increased redemption thresholds and extended the period of time in which it had to consummate a Business Combination. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments or extend the time in which we have to consummate a Business Combination through amending our amended and restated memorandum and articles of association, which will require at least a special resolution of our shareholders as a matter of Cayman Islands law.

The provisions of our amended and restated memorandum and articles of association that relate to our pre-initial Business Combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account), including an amendment to permit us to withdraw funds from the trust account such that the per share amount you will receive upon any redemption or liquidation is substantially reduced or eliminated, may be amended with the approval of holders of at least two-thirds of our ordinary shares who attend and vote in a general meeting, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated memorandum and articles of association and the trust agreement to facilitate the completion of an initial Business Combination that some of our shareholders may not support.

Our amended and restated memorandum and articles of association provide that any of its provisions, including those related to pre-initial Business Combination activity (including the private placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described in our amended and restated memorandum and articles of association or an amendment to permit us to withdraw funds from the trust account such that the per share amount you will receive upon any redemption or liquidation is substantially reduced or eliminated), but excluding the provision of the articles relating to the appointment of directors, may be amended if approved by holders of at least two-thirds of our ordinary shares who attend and vote in a general meeting, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our ordinary shares. We may not issue additional securities that can vote on amendments to our amended and restated memorandum and articles of association. Our initial shareholders, which collectively beneficially own approximately 21.1% of our ordinary shares, will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner it chooses. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-Business Combination behavior more easily than some other blank check companies, and this may increase our ability to complete a Business Combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

Certain agreements related to the Initial Public Offering may be amended without shareholder approval.

Certain agreements, including the investment management trust agreement between us and Continental Stock Transfer & Trust Company, the letter agreement among us and the Sponsor, officers, and directors, the registration rights agreement among us and our sponsor and the administrative services agreement between us and the Sponsor, may be amended without shareholder approval. These agreements contain various provisions that our public shareholders might deem to be material. While we do not expect our board to approve any amendment to any of these agreements prior to our initial Business Combination, it may be possible that our board, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to any such agreement in connection with the consummation of our initial Business Combination. Any such amendment may have an adverse effect on the value of an investment in our securities.

We may be unable to obtain additional financing to complete our initial Business Combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular Business Combination.

If redemptions of public shares exceed the minimum cash conditions set forth in the Business Combination Agreement, we may be unable to complete the Proposed Business Combination with Mondee, unless Mondee waives such condition. If we seek an alternate initial Business Combination and if the cash portion of the purchase price of such alternate initial Business Combination exceeds the amount available from the trust account, net of amounts needed to satisfy any redemption by public shareholders, we may be required to seek additional financing or to abandon the proposed Business Combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial Business Combination, we would be compelled to either restructure the transaction or abandon that particular Business Combination and seek an alternative target business candidate. In addition, even if we do not need additional financing to complete our initial Business Combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial Business Combination. If we are unable to complete our initial Business Combination, our public shareholders may only receive approximately $10.00 per public share on the liquidation of our trust account, and our warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $10.00 per share on the redemption of their shares.

Our search for a Business Combination, and any target business with which we ultimately consummate a Business Combination, may be materially adversely affected by the occurrence of a natural disaster.

Our business could be adversely affected by severe weather conditions and natural disasters. Any of such occurrences could cause severe disruption to our daily operations, and may even require a temporary closure of our operations across one or more markets. Such closures may disrupt our business operations and adversely affect our business, financial condition and results of operations. Our operations could also be disrupted if our third-party service providers, business partners or acquisition targets were affected by such natural disasters. If the disruptions posed by such events continue for an extensive period of time, our ability to consummate a Business Combination, or the operations of a target business with which we ultimately consummate a Business Combination, may be materially adversely affected.

RISKS RELATING TO OUR SECURITIES

If we are unable to consummate our initial Business Combination by February 1, 2023, our public shareholders may be forced to wait beyond February 1, 2023 before redemption from our trust account.

If we are unable to consummate our initial Business Combination by February 1, 2023, we will distribute the aggregate amount then on deposit in the trust account (less up to $100,000 of the net interest earned thereon to pay dissolution expenses), pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs. Any redemption of public shareholders from the trust account shall be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to windup, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, you may be forced to wait beyond February 1, 2023 before the redemption proceeds of our trust account become available to them and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to you prior to the date of our redemption or liquidation unless we consummate our initial Business Combination prior thereto and only then in cases where you have sought to redeem your ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we are unable to complete our initial Business Combination.

Subsequent to the completion of our initial Business Combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our share price, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, as we have done with Mondee in connection with the Proposed Business Combination, we cannot assure you that this diligence will surface all material issues that may be present with respect to Mondee or any other target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of Mondee’s or such other target business, and outside of our control, will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any shareholders who choose to remain shareholders following the Business Combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by public shareholders may be less than $10.00 per public share.

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial Business Combination by February 1, 2023, or upon the exercise of a redemption right in connection with our initial Business Combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.00 per share initially held in the trust account, due to claims of such creditors.

The Sponsor has agreed that it will be liable to us if and to the extent any claims by a vendor (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters against certain liabilities, including liabilities under the Securities Act. Mondee has executed a waiver of any and all rights to the monies in the Trust Account. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether the Sponsor has sufficient funds to satisfy their indemnity obligations and believe that the Sponsor’s only assets are securities of our Company. The Sponsor may not have sufficient funds available to satisfy those obligations. We have not asked the Sponsor to reserve for such obligations, and therefore, no funds are currently set aside to cover any such obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial Business Combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial Business Combination, and public shareholders would receive such lesser amount per share in connection with any redemption of their public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per share.

The proceeds held in the trust account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we do not to complete our initial Business Combination or make certain amendments to our amended and restated memorandum and articles of association, our public shareholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income, net of taxes paid or payable (less, in the case we are unable to complete our initial Business Combination, $100,000 of interest). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per share.

Our directors may decide not to enforce the indemnification obligations of the Sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public shareholders.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per public share or (ii) such lesser amount per share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, and the Sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against the Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against the Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $10.00 per share.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, a bankruptcy or insolvency court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover all amounts received by our shareholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors.

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy or insolvency laws, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy or insolvency claims deplete the trust account, the per-share amount that would otherwise be received by our public shareholders in connection with our liquidation may be reduced.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, and thereby exposing themselves and our Company to claims, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our officers and directors who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offence and may be liable to a fine of up to $18,292 and to imprisonment for five years in the Cayman Islands.

We may not hold an annual general meeting until after the consummation of our initial Business Combination. Our public shareholders will not have the right to appoint directors prior to the consummation of our initial Business Combination.

In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until no later than one year after our first fiscal year end following our listing on Nasdaq. There is no requirement under the Companies Act for us to hold annual general meetings in order to appoint directors. Until we hold an annual general meeting, public shareholders may not be afforded the opportunity to discuss company affairs with management. In addition, as holders of our Class A ordinary shares, our public shareholders will not have the right to vote on the appointment of directors prior to consummation of our initial Business Combination. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of shareholders) serving a 3-year term.

The grant of registration rights to our initial shareholders and Cantor may make it more difficult to complete our initial Business Combination, and the future exercise of such rights may adversely affect the market price of our public shares.

Pursuant to an agreement entered into concurrently with the Initial Public Offering, the Sponsor, our directors, our officers, Cantor, and their respective permitted transferees can demand that we register the offer and sale of the private placement units (and the underlying securities), and the Class A ordinary shares issuable upon conversion of the founder shares after the founder shares convert to our Class A ordinary shares at the time of our initial Business Combination. We will bear the cost of registering the offer and sale of these securities. The registration and availability of the offer and sale of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our public shares. In addition, the existence of the registration rights may make our initial Business Combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our public shares that is expected when the ordinary shares owned by the Sponsor, officers and directors or holders of our working capital loans or their respective permitted transferees are registered.

If we do not complete the Proposed Business Combination with Mondee, when we look for an alternate Business Combination target, we will not be limited to a particular industry or any specific target businesses with which to pursue our initial Business Combination, and you will be unable to ascertain the merits or risks of any particular target business’s operations.

We may pursue acquisition opportunities in any one of numerous industries, except that we are not, under our amended and restated memorandum and articles of association, permitted to effectuate our Business Combination with another blank check company or similar company with nominal operations. We intend to complete the Proposed Business Combination with Mondee, and accordingly we may be affected by numerous risks inherent in Mondee’s business operations and industry. If we do not complete the Proposed Business Combination with Mondee, we may be affected by numerous risks relating to the target with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or an early stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, and have done so in connection with the Proposed Business Combination with Mondee, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our securities will ultimately prove to be more favorable to you than a direct investment, if such opportunity were available, in Mondee or another Business Combination target. Accordingly, any shareholders who choose to remain shareholders following the Business Combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the tender offer materials or proxy statement relating to the Business Combination contained an actionable material misstatement or material omission.

We have not registered the offer and sale of the Class A ordinary shares issuable upon exercise of the warrants under the Securities Act or any state securities laws, and such registration may not be in place when you desire to exercise warrants, thus precluding you from being able to exercise your warrants except on a cashless basis and potentially causing such warrants to expire worthless.

We have not registered the offer and sale of the Class A ordinary shares issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed that as soon as practicable, but in no event later than 15 business days after the closing of our initial Business Combination, we will use our best efforts to file, and within 60 business days following our initial Business Combination to have declared effective, a registration statement covering the offer and sale of such shares and maintain a current prospectus relating to the Class A ordinary shares issuable upon exercise of the warrants, until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order.

If the offer and sale of the shares issuable upon exercise of the warrants is not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption is available. Notwithstanding the foregoing, if a registration statement covering the offer and sale of the Class A ordinary shares issuable upon exercise of the warrants is not effective within a specified period following the consummation of our initial Business Combination, our warrant holders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis.

Notwithstanding the above, if our Class A ordinary shares are, at the time of any exercise of a warrant, not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, and in the event we do not so elect, we will use our best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under applicable state securities laws and no exemption is available. If the issuance of the shares upon exercise of our warrants is not so registered or qualified or exempt from registration or qualification, the holder of our warrant shall not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the Class A ordinary shares included in the units.

If and when the warrants become redeemable by us, we may not exercise our redemption right if the issuance of shares upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or we are unable to effect such registration or qualification. We will use our best efforts to register or qualify the offer and sale of such shares under the blue sky laws of the state of residence in those states in which the warrants were offered by us.

We will issue additional Class A ordinary shares to complete the Proposed Business Combination with Mondee, or if we complete an alternate initial Business Combination in lieu of the Proposed Business Combination, we may issue additional Class A ordinary or preference shares to complete our initial Business Combination or under an employee incentive plan after completion of our initial Business Combination. We may also issue Class A ordinary shares upon the conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial Business Combination as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our amended and restated memorandum and articles of association authorize the issuance of up to 100,000,000 Class A ordinary shares, par value $0.001 per share, 10,000,000 Class B ordinary shares, par value $0.001 per share and 1,000,000 undesignated preference shares, par value $0.001 per share. As of the date of this Annual Report on Form 10-K, there are 76,175,000 and 3,962,500 authorized but unissued Class A and Class B ordinary shares available, respectively, for issuance, which amount does not take into account shares reserved for issuance upon exercise of issued and outstanding warrants (including the private placement warrants) and upon conversion of the Class B ordinary shares. Class B ordinary shares are convertible into Class A ordinary shares, initially at a one-for-one ratio but subject to adjustment as set forth in our amended and restated memorandum and articles of association. As of the date of this Annual Report on Form 10-K, there are no preference shares issued and outstanding.

We will issue a substantial number of additional Class A ordinary shares to complete the Proposed Business Combination with Mondee, or if we complete an alternate initial Business Combination, we may issue additional ordinary shares, and may issue preference shares, in order to complete our initial Business Combination or under an employee incentive plan after completion of our initial Business Combination. We may also issue Class A ordinary shares upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial Business Combination as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. However, our amended and restated memorandum and articles of association provide, among other things, that prior to our initial Business Combination, we may not issue additional ordinary shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial Business Combination. The issuance of additional ordinary shares or preference shares:

●	may significantly dilute the equity interest of investors in the Initial Public Offering;
●	may subordinate the rights of holders of ordinary shares if preference shares are issued with rights senior to those afforded ordinary shares;
●	could cause a change in control if a substantial number of ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and
●	may adversely affect prevailing market prices for our units, ordinary shares and/or warrants.

If a public shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial Business Combination, or fails to comply with the procedures for tendering its public shares, such public shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our initial Business Combination. Despite our compliance with these rules, if a shareholder fails to receive our tender offer or proxy materials, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, the tender offer documents or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial Business Combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares. In the event that a shareholder fails to comply with these procedures, its shares may not be redeemed. See the section of this Annual Report on Form 10-K entitled “Description of Business –Business Strategy—Tendering Share Certificates in Connection with a Tender Offer or Redemption Rights.”

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public shareholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) the completion of our initial Business Combination, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association to (A) modify the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our public shares if we do not complete our initial Business Combination by February 1, 2023 or (B) with respect to any other provision relating to shareholders’ rights or pre-Business Combination activity and (iii) the redemption of all of our public shares if we are unable to complete our initial Business Combination by February 1, 2023, subject to applicable law. Holders of warrants will not have any right to proceeds held in the trust account with respect to the warrants. In no other circumstances will a public shareholder have any right or interest of any kind in the trust account. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Nasdaq may delist our securities from trading on its exchange, which could limit your ability to make transactions in our securities and subject us to additional trading restrictions.

Our public units, public shares, and public warrants are listed on Nasdaq. Although we expect to meet, on a pro forma basis, the minimum initial listing standards set forth in Nasdaq listing standards upon consummation of the Proposed Business Combination, we cannot assure you that our securities will be, or will continue to be, listed on Nasdaq in the future or prior to our initial Business Combination. To continue listing our securities on Nasdaq prior to our initial Business Combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum amount in shareholders’ equity (generally $5,000,000) and a minimum number of holders of our securities (generally 300 public holders, with at least 50% of such round lot holders holding securities with a market value of at least $2,500). Additionally, in connection with our initial Business Combination, we will be required to demonstrate compliance with Nasdaq initial listing requirements, which are more rigorous than Nasdaq continued listing requirements, to continue to maintain the listing of our securities on Nasdaq. For instance, our share price would generally be required to be at least $4.00 per share and our shareholders’ equity would generally be required to be at least $5.0 million and we would be required to have a minimum of 300 round lot holders of our securities. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;
●	reduced liquidity for our securities;
●	a determination that our Class A ordinary shares are a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
●	a limited amount of news and analyst coverage; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units, Class A ordinary shares, and warrants are listed on Nasdaq, our units, Class A ordinary shares, and warrants are covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we cease to be listed on Nasdaq, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities, including in connection with our initial Business Combination.

You are not entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of the Initial Public Offering and the sale of the private placement units are intended to be used to complete the Proposed Business Combination with Mondee, or another initial Business Combination with a different target business, we may be deemed to be a “blank check” company under the United States securities laws. However, because we have net tangible assets in excess of $5,000,000, as disclosed in our Current Report on Form 8-K filed with the SEC on February 5, 2021, which included an audited balance sheet demonstrating that fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, you will not be afforded the benefits or protections of those rules. Among other things, this means our units were immediately tradable and we have a longer period to complete the Proposed Business Combination with Mondee or another initial Business Combination with a different target business, than do companies subject to Rule 419. Moreover, if we were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial Business Combination.

If we seek shareholder approval of our initial Business Combination, as we expect to do in connection with the Proposed Business Combination with Mondee, and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.

If we seek shareholder approval of our initial Business Combination, as we expect to do in connection with the Proposed Business Combination with Mondee, and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such public shareholder or any other person with whom such public shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the public shares sold in the Initial Public Offering, which we refer to as the “Excess Shares.” However, we would not be restricting our public shareholders’ ability to vote all of their public shares (including Excess Shares) for or against our initial Business Combination. Your inability to redeem the Excess Shares will reduce their influence over our ability to complete our initial Business Combination and you could suffer a material loss on your investments in us if they sell Excess Shares in open market transactions.

Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial Business Combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such public shares, you would be required to sell their public shares in open market transactions, potentially at a loss.

We may issue notes or other debt securities, or otherwise incur debt, to complete a Business Combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

Although we have no commitments as of the date of this Annual Report on Form 10-K to issue any notes or other debt securities, or to otherwise incur issued and outstanding debt, and we do not intend to do so in connection with the Proposed Business Combination with Mondee, we may choose to incur substantial debt to complete our initial Business Combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial Business Combination are insufficient to repay our debt obligations;
●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require maintenance of certain financial ratios or reserves without waiver or renegotiation of that covenant;
●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;
●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is issued and outstanding;
●	our inability to pay dividends on our ordinary shares;
●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;
●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and
●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

Our initial shareholders will control the appointment of our board of directions until consummation of our initial Business Combination and will hold a substantial interest in us. As a result, they will appoint all of our directors and may exert a substantial influence on actions requiring shareholder vote, potentially in a manner that you do not support.

Our initial shareholders beneficially own ordinary shares representing approximately 21.1% of our outstanding ordinary shares. In addition, the founder shares will entitle the initial shareholders to appoint all of our directors prior to our initial Business Combination. Holders of our public shares will have no right to vote on the appointment of directors during such time. These provisions of our amended and restated memorandum and articles of association may only be amended by a special resolution passed by at least 90% of our ordinary shares voting in a general meeting. As a result, you will not have any influence over the appointment of directors prior to our initial Business Combination.

Neither the Sponsor nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this Annual Report on Form 10-K. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, as a result of its substantial ownership in our Company, our initial shareholders may exert a substantial influence on other actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association and approval of major corporate transactions. If our initial shareholders purchase any additional ordinary shares in the aftermarket or in privately negotiated transactions, this would increase their influence over these actions. In addition, our board of directors whose members are elected by our initial shareholders, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. We may not hold an annual meeting of shareholders to elect new directors prior to the completion of our initial Business Combination, in which case all of the current directors will continue in office until at least the completion of the Business Combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial shareholders, because of their ownership position, will control the outcome, as only holders of our Class B ordinary shares will have the right to vote on the election of directors and to remove directors prior to our initial Business Combination. Accordingly, our initial shareholders will exert significant influence over actions requiring a shareholder vote at least until the completion of our Initial Business Combination.

You may experience substantial dilution upon the consummation of our initial Business Combination.

Upon the consummation of our initial Business Combination, our Class B ordinary shares will convert to Class A ordinary shares on a one-to-one basis, subject to adjustment pursuant to anti-dilution rights, as described herein and in our amended and restated memorandum and articles of association. To the extent that the anti-dilution provisions of the Class B ordinary shares result in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares at the time of our initial Business Combination, holders of our Class A ordinary shares will experience dilution. In addition, because of the anti-dilution protection in the founder shares, any equity or equity-linked securities issued or deemed issued in connection with our initial Business Combination would be disproportionately dilutive to our Class A ordinary shares.

The determination of the offering price of our units and the size of the Initial Public Offering was more arbitrary than the pricing of securities and size of an offering of an operating company in a particular industry. You may have less assurance, therefore, that the offering price of our units properly reflected the value of such units than you would have in a typical offering of an operating company.

Prior to the Initial Public Offering, there was no public market for any of our securities. The Initial Public Offering price of the units and the terms of the warrants were negotiated between us and the underwriters. In determining the size of the Initial Public Offering, management held customary organizational meetings with representatives of the underwriters, both prior to our inception and thereafter, with respect to the state of capital markets, generally, and the amount the underwriters believed they reasonably could raise on our behalf. Factors considered in determining the size of the Initial Public Offering, prices and terms of the units, including the public shares and public warrants underlying the units, include:

●	the history and prospects of companies whose principal business is the acquisition of other companies;
●	prior offerings of those companies;
●	our prospects for acquiring an operating business at attractive values;
●	a review of debt to equity ratios in leveraged transactions;
●	our capital structure;
●	an assessment of our management and their experience in identifying operating companies;
●	general conditions of the securities markets at the time of the Initial Public Offering; and
●	other factors as were deemed relevant.

Although these factors were considered, the determination of our Initial Public Offering price was more arbitrary than the pricing of securities of an operating company in a particular industry, since we have no historical operations or financial results.

We may be a passive foreign investment company, or “PFIC,” which could result in adverse U.S. federal income tax consequences to U.S. investors.

If we are a PFIC for any taxable year that is included in the holding period of a U.S. holder of our Class A ordinary shares or warrants, the U.S. holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Following the Business Combination, for the taxable year that includes the Business Combination and subsequent taxable years, the asset and income tests will be applied based on the assets and activities of the combined business. Based on the anticipated timing of the Business Combination and the income and assets of the Company following the Business Combination, it is possible we may be classified as a PFIC for the current taxable year. However, because the timing of the Business Combination and the PFIC characterization of the assets and revenue of the Company for these purposes is uncertain and because our PFIC status for each taxable year will depend on several factors, including the composition of our income and assets and the value of our assets (which may be determined in part by reference to the market value of public shares), our PFIC status for the current taxable year or any other taxable year may not be determined until after the close of the taxable year. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. If we determine that we are a PFIC for any taxable year, we will endeavor to provide to a U.S. holder such information as the U.S. Internal Revenue Service may require, including a PFIC annual information statement, to enable the U.S. holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would be unavailable with respect to our warrants in all cases. We urge U.S. holders to consult their own tax advisors regarding the possible application of the PFIC rules to holders of our Class A ordinary shares and warrants.

If our securities do not sustain an active trading market, it would adversely affect the liquidity and price of our securities.

The price of our securities may vary significantly due to one or more potential Business Combinations and general market or economic conditions, including as a result of the COVID-19 pandemic. Furthermore, an active trading market for our securities may never develop or, if developed, it may not be sustained. You may be unable to sell your securities unless a market can be established and sustained.

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial Business Combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to the vote on the Proposed Business Combination with Mondee or any other initial Business Combination include historical and pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether they are required under the tender offer rules. In the case of Mondee, these financial statements are, and in the case of any other target company, these financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America “U.S. GAAP.”, or international financial reporting standards as issued by the International Accounting Standards Board (“ IFRS”), depending on the circumstances. In the case of Mondee, the historical financial statements are, and in the case of any other target business, the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) (the “PCAOB”). These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial Business Combination within the prescribed time frame.

Compliance obligations under the Sarbanes–Oxley Act of 2022, as amended (“Sarbanes–Oxley Act”), may make it more difficult for us to effectuate our initial Business Combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies, because a target company with which we seek to complete our initial Business Combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Provisions in our amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for public shares and could entrench management.

Our amended and restated memorandum and articles of association contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include staggered 3-year director terms and the ability of the board of directors to designate the terms of and issue new series of preference shares, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial Business Combination, our public shareholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

The investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments has required and may continue to require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete the Proposed Business Combination with Mondee or a specific initial Business Combination, the costs incurred up to that point for such transaction likely would not be recoverable. Furthermore, even if we reach an agreement relating to a specific target business, as we have with Mondee, we may fail to complete our Proposed Business Combination with Mondee or our initial Business Combination with another target business, for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete the Proposed Business Combination with Mondee or our initial Business Combination with another target business, our public shareholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $10.00 per share on the redemption of their public shares. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per share redemptions amount received by public shareholders may be less than $10.00 per public share.” and other risk factors.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least a majority of the then issued and outstanding public warrants.

Our warrants will be issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the registered holders of at least a majority of the then issued and outstanding warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the warrants in a manner adverse to a holder if registered holders of at least a majority of the then issued and outstanding warrants approve of such amendment. Although our ability to amend the terms of the warrants with the consent of the registered holders of at least a majority of the then issued and outstanding warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period or decrease the number of Class A ordinary shares purchasable upon exercise of a warrant.

Because each unit contains one-half of one redeemable warrant and only a whole warrant may be exercised, the units may be worth less than units of other blank check companies.

Each unit contains one-half of one redeemable warrant. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. Accordingly, unless you purchase at least two units, you will not be able to receive or trade a whole warrant. We have established the components of the units in this way to reduce the dilutive effect of the warrants upon completion of an initial Business Combination, since the warrants will be exercisable in the aggregate for one half of the number of ordinary shares compared to units that each contain a warrant to purchase one whole ordinary share. Nevertheless, this unit structure may cause our units to be worth less than if they included a warrant to purchase one whole ordinary share.

A provision of our warrant agreement may make it more difficult for us to consummate an initial Business Combination.

Unlike some other blank check companies, if

(i)	we issue additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of our initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by our board of directors and, in the case of any such issuance to our sponsor or its affiliates, without taking into account any founder shares held by our sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”),
(ii)	the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial Business Combination on the date of the consummation of our initial Business Combination (net of redemptions), and
(iii)	the volume weighted average trading price of our Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which we consummate our initial Business Combination (the “Market Value”).

then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial Business Combination with a target business.

We may redeem the unexpired public warrants prior to their exercise at a time that is disadvantageous to you, thereby making the public warrants worthless.

We have the ability to redeem issued and outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of our Class A ordinary shares equal or exceed $18.00 per share (as adjusted for share subdivisions, share consolidations, share capitalizations, rights issuances, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date we send the notice of redemption to our warrant holders. If and when the warrants become redeemable by us, we may not exercise our redemption right if the issuance of ordinary shares upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or we are unable to effect such registration or qualification. We will use our best efforts to register or qualify such ordinary shares under the blue sky laws of the state of residence in those states in which the public warrants were offered by us in the Initial Public Offering. Redemption of the issued and outstanding public warrants could force you (i) to exercise your public warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your public warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) to accept the nominal redemption price which, at the time the issued and outstanding public warrants are called for redemption, is likely to be substantially less than the market value of your warrants. The private placement warrants will not be redeemable by us so long as they are held by the initial purchasers or their respective permitted transferees. If the private placement warrants are held by holders other than the initial purchasers or their respective permitted transferees, the private placement warrants will be redeemable by us and exercisable by the holders on the same basis as the public shares and public warrants. Otherwise, the private placement units (and the underlying securities) have terms and provisions that are identical to those of the units sold in the Initial Public Offering.

Our management’s ability to require holders of our warrants to exercise such warrants on a cashless basis will cause holders to receive fewer Class A ordinary shares upon their exercise of the warrants than they would have received had they been able to exercise their warrants for cash.

If we call our public warrants for redemption after the redemption criteria for such warrants have been satisfied, our management will have the option to require any holder that wishes to exercise his warrant (including any warrants held by the Sponsor, our officers or directors, Cantor, or their permitted transferees) to do so on a “cashless basis.” If our management chooses to require holders to exercise their warrants on a cashless basis, the number of Class A ordinary shares received by a holder upon exercise will be fewer than it would have been had such holder exercised his warrant for cash. This exercise will have the effect of reducing the potential “upside” of the holder’s investment in our Company.

Holders of Class A ordinary shares will not be entitled to vote on any appointment of directors we hold prior to the completion of our initial Business Combination.

Prior to the completion of our initial Business Combination, only holders of our founder shares will have the right to vote on the appointment of directors. Holders of our public shares will not be entitled to vote on the appointment of directors during such time. In addition, prior to the completion of an initial Business Combination, holders of a majority of our founder shares may remove a member of the board of directors for any reason. Accordingly, you may not have any say in the management of our Company prior to the consummation of an initial Business Combination.

Our warrants and founder shares may have an adverse effect on the market price of our Class A ordinary shares and make it more difficult to effectuate our initial Business Combination.

We have issued warrants that may result in the issuance of up to 12,075,000 Class A ordinary shares as part of the units issued in our Initial Public Offering and private placement units that may result in the issuance of an additional 337,500 Class A ordinary shares. Prior to the Initial Public Offering, the Sponsor purchased an aggregate of 6,037,500 founder shares in a private placement. The founder shares are convertible into Class A ordinary shares on a one-for-one basis, subject to adjustment as set forth in our amended and restated memorandum and articles of association. In addition, if the Sponsor or an affiliate of the Sponsor or certain of our officers and directors make any working capital loans, up to $1,500,000 of such loans may be converted into units at a price of $10.00 per unit, at the option of the lender. Such units (and the underlying securities) would be identical to the private placement units (and the underlying securities). To the extent we issue Class A ordinary shares to effectuate a business transaction, as is contemplated in the Proposed Business Combination with Mondee, the potential for the issuance of a substantial number of additional Class A ordinary shares upon exercise of these warrants or conversion rights could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the business transaction. Therefore, our warrants and founder shares may make it more difficult to effectuate a Business Combination or increase the cost of acquiring the target business.

Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. Federal courts may be limited.

We are an exempted company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for you to effect service of process within the United States upon our officers or directors, or enforce judgments obtained in the United States courts against our officers or directors.

Our corporate affairs are governed by our amended and restated memorandum and articles of association, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. We will also be subject to the federal securities laws of the United States. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a federal court of the United States.

Shareholders of Cayman Islands exempted companies like our Company have no general rights under Cayman Islands law to inspect corporate records or to obtain copies of the register of members of these companies. Our directors have discretion under our amended and restated memorandum and articles of association to determine whether, and under what conditions, our corporate records may be inspected by our shareholders, but we are not obliged to make them available to our shareholders. Thus, it may be more difficult for our shareholders to obtain the information needed to establish any facts necessary for a shareholder motion or to solicit proxies from other shareholders in connection with a proxy contest.

We have been advised by our Cayman Islands legal counsel that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as public shareholders of a United States company.

RISKS RELATING TO OUR MANAGEMENT TEAM, OUR SPONSOR, AND THEIR RESPECTIVE AFFILIATES

We are dependent upon our officers and directors and their departure could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, Orestes Fintiklis (Chief Executive Officer and Director) and Dimitris Athanasopoulos (Chief Financial Officer, Treasurer and Director). We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial Business Combination. In addition, our officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential Business Combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our officers or directors. The unexpected loss of the services of one or more of our officers or directors could have a detrimental effect on us.

Past performance by our management team, AXIA, Ithaca, or their respective affiliates may not be indicative of future performance of an investment in us.

Information regarding performance by, or businesses associated with, our management team, AXIA, Ithaca, or their respective affiliates, is presented for informational purposes only. Any past experience of and performance by our management team, AXIA, Ithaca, or their respective affiliates is not a guarantee either: (1) that we will be able to successfully identify a suitable candidate for our initial Business Combination; or (2) of any results with respect to any initial Business Combination we may consummate. You should not rely on the historical record of our management team, AXIA, Ithaca, or any of their respective affiliates, as indicative of the future performance of an investment in us or the returns we will, or are likely to, generate going forward.

Our ability to successfully effect our initial Business Combination and to be successful thereafter will be dependent upon the efforts of our key personnel, some of whom may join us following our initial Business Combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial Business Combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial Business Combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial Business Combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular Business Combination. These agreements may provide for them to receive compensation following our initial Business Combination and as a result, may cause them to have conflicts of interest in determining whether a particular Business Combination is the most advantageous.

Our key personnel may be able to remain with us after the completion of our initial Business Combination only if they are able to negotiate employment or consulting agreements in connection with the Business Combination. Such negotiations would take place simultaneously with the negotiation of the Business Combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the Business Combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, subject to his or her fiduciary duties under Cayman Islands law. However, we believe the ability of such individuals to remain with us after the completion of our initial Business Combination will not be the determining factor in our decision as to whether or not we will proceed with any potential Business Combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our initial Business Combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial Business Combination.

Our officers and directors allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial Business Combination.

Our officers and directors are not required to, and do not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a Business Combination and their other businesses. We do not currently have, and do not intend to have, any full-time employees prior to the completion of our initial Business Combination. Each of our officers is engaged in several other business endeavors for which he or she may be entitled to substantial compensation and our officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial Business Combination.

If we do not complete the Proposed Business Combination with Mondee and search for an alternate target with which to pursue an initial Business Combination, we may engage in a Business Combination with one or more target businesses that have relationships with entities that may be affiliated with the Sponsor, officers, directors of existing holders which may raise potential conflicts of interest.

If we do not complete the Proposed Business Combination with Mondee and search for an alternate target with which to pursue an initial Business Combination, we may decide to acquire on or more business affiliated with the Sponsor, officers, directors or existing holders. The Sponsor and officers and directors are, or may in the future become, affiliated with entities such as operating companies or investment vehicles) that are engaged in making and managing investments in a similar business, although our officers may not become an officer of any other special purpose acquisition companies with a class of securities registered under the Exchange Act until we have entered into a definitive agreement regarding our initial Business Combination or we have failed to complete our initial Business Combination by February 1, 2023.

Our officers and directors also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to other entities prior to its presentation to us, subject to his or her fiduciary duties under Cayman Islands law. For more information, please see the section of this Annual Report on Form 10-K entitled “Certain Relationships and Related Party Transactions and Director Independence.”

Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. If we do not complete the Proposed Business Combination with Mondee, we may enter into a Business Combination with a target business that is affiliated with the Sponsor, officers or directors, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

We may engage in a Business Combination with one or more target businesses that have relationships with entities that may be affiliated with the Sponsor, officers, directors or existing holders which may raise potential conflicts of interest.

In light of the involvement of the Sponsor, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with the Sponsor, our officers, or our directors. Our officers and directors also serve as officers and board members for other entities. Such entities may compete with us for Business Combination opportunities. The Sponsor, our officers and our directors are not currently aware of any specific opportunities for us to complete our initial Business Combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning a Business Combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a Business Combination and such transaction was approved by a majority of our disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or an independent accounting firm, regarding the fairness to our Company from a financial point of view of a Business Combination with one or more domestic or international businesses affiliated with our officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the Business Combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

If our management following our initial Business Combination is unfamiliar with U.S. securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial Business Combination, any or all of our management could resign from their positions as officers of the Company, and the management of the target business at the time of the Business Combination will remain in place. Management of the target business may not be familiar with U.S. securities laws. If new management is unfamiliar with U.S. securities laws, they may have to expend time and resources becoming familiar with such laws. This exercise could be expensive and time-consuming and could lead to various regulatory issues that may adversely affect our operations.

Since the Sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any bona-fide, documented out-of-pocket expenses if our initial Business Combination is completed, a conflict of interest may arise in determining whether a particular Business Combination target is appropriate for our initial Business Combination.

At the closing of our initial Business Combination, the Sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any bona-fide, documented out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred in connection with activities on our behalf. These financial interests of the Sponsor, officers and directors may influence their motivation in identifying and selecting a target Business Combination and completing an initial Business Combination.

We may seek acquisition opportunities in industries or sectors that may be outside of our management’s areas of expertise.

If the Proposed Business Combination with Mondee is not completed, we will consider a Business Combination outside of our management’s areas of expertise if a Business Combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our Company. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any shareholders who choose to remain shareholders following our initial Business Combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value.

GENERAL RISK FACTORS

We have no operating history and are subject to a mandatory liquidation and subsequent dissolution requirement if we do not complete our initial Business Combination by February 1, 2023. As such, there is a risk that we will be unable to continue as a going concern if we do not consummate an initial Business Combination by February 1, 2023. However, the Company entered into a definitive Business Combination Agreement on December 20, 2021 and is in the process of completing the Proposed Business Combination. Management has assessed the likelihood of whether it will be able to carry out its plan to complete the Proposed Business Combination prior to February 1, 2023, and believes that as the Business Combination Agreement is contractual, the Proposed Business Combination will occur prior to termination date set forth in the Business Combination Agreement of July 31, 2022. As such, Management believes that its plan alleviates the substantial doubt raised by the date for mandatory liquidation.

We are a blank check company and have no operating history. Because we are subject to a mandatory liquidation and subsequent dissolution requirement, there is a risk that we will be unable to continue as a going concern if we do not consummate an initial Business Combination by February 1, 2023. We expect to incur significant costs in pursuit of our financing and acquisition plans. Our plans to raise capital and to consummate our initial Business Combination may not be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements and the Report of Independent Registered Public Accounting Firm contained elsewhere in this Annual Report on Form 10-K do not include any adjustments that might result from our inability to continue as a going concern. We expect to consummate the Proposed Business Combination with Mondee prior to February 1, 2023 and do not currently intend to take any action to extend our life beyond the February 1, 2023 Business Combination deadline.

We are an “emerging growth company” and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor internal controls attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our ordinary shares held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our Class A ordinary shares held by non-affiliates exceeds $250 million as of the prior June 30th, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our Class A ordinary shares held by non-affiliates exceeds $700 million as of the prior June 30th. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

We are subject to changing law and regulations regarding regulatory matters, corporate governance and public disclosure that have increased both our costs and the risk of non-compliance.

We are subject to rules and regulations by various governing bodies, including, for example, the SEC, which are charged with the protection of investors and the oversight of companies whose securities are publicly traded, and to new and evolving regulatory measures under applicable law. Our efforts to comply with new and changing laws and regulations have resulted in and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices. If we fail to address and comply with these regulations and any subsequent changes, we may be subject to penalty and our business may be harmed.

We evaluated the accounting for our warrants and determined that our warrants will be accounted as a warrant liability, which may have an adverse effect on the market price of our Class A ordinary shares or may make it more difficult for us to consummate an initial business combination.

On April 12, 2021, the Staff of the SEC issued a statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies.” In the statement, the SEC Staff, among other things, highlighted potential accounting implications of certain terms that are common in warrants issued in connection with the initial public offerings of special purpose acquisition companies such as us. As a result of the Staff statement and in light of evolving views as to certain provisions commonly included in warrants issued by special purpose acquisition companies, we evaluated the accounting for the warrants under ASC 815-40.

Based on management’s evaluation, the Company’s Audit Committee and management concluded that the Private Placement Warrants are not indexed to the Company’s ordinary shares in the manner contemplated by ASC Section 815-40-15, because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. Accordingly, the warrants are required to be classified as a liability measured at fair value at inception (on the date of issuance) and at each reporting date in accordance with ASC 820, “Fair Value Measurement,” with changes in fair value recognized in the statement of operations in the period of change. As a result, the Company’s Audit Committee and management concluded that the accounting treatment of the warrants as of the Initial Public Offering date should be as restated in Amendment No. 1 to the Current Report on Form 8-K, filed with the SEC on January 6, 2022, which amended our Current Report on Form 8-K filed with the SEC on February 5, 2021. The impact of changes in fair value on earnings may have an adverse effect on the market price of our Class A ordinary shares. In addition, potential targets may seek a blank check company that does not have warrants that are accounted for as a warrant liability, which may make it more difficult for us to consummate an initial business combination with a target business.

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this Annual Report on Form 10-K, we identified a material weakness in our internal control over financial reporting related to the accounting for complex financial instruments as a result of the change in classification of all of our redeemable Class A ordinary shares as temporary equity and the classification of our warrants as liabilities. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2021. This material weakness resulted in a material misstatement of our warrant liabilities, change in fair value of warrant liabilities, additional paid-in capital, accumulated deficit and related financial disclosures.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our financial statements. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Any failure to maintain such internal control could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our ordinary shares are listed, the SEC or other regulatory authorities. In either case, there could result a material adverse effect on our business. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our securities.

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

As a result of such material weakness, the restatements, the change in accounting classification of all of our Class A ordinary shares as temporary equity, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Annual Report on Form 10-K, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We maintain our executive offices at 555 Madison Avenue, Suite 11A, New York, NY 10022. The cost for our use of this space is included in the $10,000 per month fee we pay to the Sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

We may be a party to various claims and legal proceedings from time to time. We are not subject to any pending material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or any of our officers or directors in their capacity as such.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our units, Class A ordinary shares and public warrants each trade on the Nasdaq Capital Market under the symbols “ITHXU,”, “ITHAX” and “ITHXW,” respectively. Our units began trading on January 28, 2021, and our Class A ordinary shares and public warrants began separate public trading on March 19, 2021. Our Class B ordinary shares are not listed on any exchange.

Holders of Record

As of December 31, 2021, there were three holders of record of our units, one holder of record of our separately traded Class A ordinary shares, four holders of record of our Class B ordinary shares, and one holder of record of our separately traded public warrants.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of a Business Combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a Business Combination. The payment of any cash dividends subsequent to a Business Combination will be within the discretion of our board of directors at such time and we will only pay such dividend out of our profits or share premium (subject to solvency requirements) as permitted under applicable law. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share capitalizations in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Performance Graph

Not Applicable

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

On February 1, 2021, we consummated the Initial Public Offering of 24,150,000 public units. The public units were sold at an offering price of $10.00 per public unit, generating total gross proceeds of $241,500,000. Cantor acted as sole book-running manager of the Initial Public Offering. The offer and sale of the securities in the offering were registered under the Securities Act on registration statements on Form S-1 (No. 333-251964). The SEC declared the registration statement effective on January 27, 2021.

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

The private placement warrants are identical to the public warrants underlying the public units sold in the Initial Public Offering, except that the private placement warrants are not transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions.

Of the gross proceeds received from the Initial Public Offering, the exercise of the over-allotment option and the private placement units, an aggregate of $241,500,000 was placed in the trust account.

We paid a total of $5,250,000 in cash underwriting discounts and commissions, $9,082,500 in deferred underwriting fees and $348,945 for other costs and expenses related to the Initial Public Offering. For a description of the use of the proceeds generated in our Initial Public Offering, see Part II, Item 7 of this Form 10-K.

Concurrently with the execution of the Business Combination Agreement, the PIPE Investors entered into the PIPE Subscription Agreements pursuant to which the PIPE Investors have committed to purchase in a private placement 5,000,000 PIPE Shares at a purchase price of $10.00 per share and an aggregate purchase price of $50,000,000. The purchase of the PIPE Shares is conditioned upon, among other things, the consummation of the Transactions and will be consummated concurrently with the Closing. The PIPE Shares to be issued pursuant to the PIPE Subscription Agreements have not been registered under the Securities Act, and will be issued in reliance on the availability of an exemption from such registration. The PIPE Subscription Agreements further provide that the Company will use commercially reasonable efforts to file a registration statement to register the resale of the PIPE Shares within 30 calendar days after the Closing. It is expected that the PIPE Investors will be parties to the Registration Rights Agreement.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements” and elsewhere in this Annual Report on Form 10-K.

Overview

We are a blank check company incorporated in the Cayman Islands on October 2, 2020, and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar Business Combination with one or more businesses. We have two wholly owned subsidiaries, which were formed on December 9, 2021, Merger Sub I and Merger Sub II.

We are not limited to a particular industry or geographic region for purposes of completing a Business Combination. We are an early stage and emerging growth company and, as such, we are subject to all of the risks associated with early stage and emerging growth companies.

As of December 31, 2021, we had not commenced any operations. All activity from our formation through December 31, 2021 relates to our formation and our Initial Public Offering, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. We generate non-operating income in the form of interest income from the marketable securities held in the trust account.

We intend to effectuate our initial Business Combination using cash from the proceeds of the Initial Public Offering and the sale of the private placement units, the proceeds of the sale of our securities in connection with our initial Business Combination (pursuant to subscription agreements, forward purchase contracts or backstop agreements, among others, that we may enter into), our shares, debt or a combination of cash, shares and debt.

We expect to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Recent Developments

On December 20, 2021 we entered into the Business Combination Agreement by and among Merger Sub I, Merger Sub II, and Mondee. Pursuant to the terms and subject to the conditions of the Business Combination Agreement, ITHAX will become a Delaware corporation (the “Domestication”) and the parties will enter into a business combination transaction (together with the Domestication, the “Proposed Business Combination”) by which (i) Merger Sub I will merge with and into Mondee, with Mondee surviving the First Merger, and (ii) immediately following the First Merger, Mondee will merge with and into Merger Sub II, with Merger Sub II surviving the Second Merger.

Concurrently with the execution of the Business Combination Agreement, the PIPE Investors entered into the PIPE Subscription Agreements pursuant to which the PIPE Investors have committed to purchase in a private placement 5,000,000 PIPE Shares at a purchase price of $10.00 per share and an aggregate purchase price of $50,000,000. The purchase of the PIPE Shares is conditioned upon, among other things, the consummation of the Transactions and will be consummated concurrently with the Closing.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities, those necessary to prepare for the Initial Public Offering, and subsequent to the Initial Public Offering, identifying a target company for an initial Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination, at the earliest. We generate non-operating income in the form of interest income on marketable securities held in a trust account, and recognize changes in the fair value of warrant liabilities as other income (expense). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2021, we had net income of $3,311,639 which consisted of $833,758 of formation and operational costs, interest earned on marketable securities held in the trust account of $97,231, change in fair value of warrant liabilities of $4,720,125, transaction costs allocated to warrant liabilities of $675,351, and an unrealized gain on marketable securities held in the trust account of $3,392.

For the period from October 2, 2020 (inception) through December 31, 2020, we had net loss of $4,891 which consisted of formation and operational costs.

Liquidity and Capital Resources

On February 1, 2021, we consummated the Initial Public Offering of 24,150,000 public units, including 3,150,000 public units issued pursuant to the full exercise of the underwriters’ over-allotment option. Each public unit consists of one public share and one-half of one public warrant. The public units were sold at $10.00 per public unit, generating gross proceeds of $241,500,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 675,000 private placement units, comprised of one private placement share and one-half of one redeemable private placement warrant, at a price of $10.00 per private placement unit in a private placement to the Sponsor and Cantor, generating gross proceeds of $6,750,000.

Following the Initial Public Offering, the full exercise of the over-allotment option, and the sale of the private placement units, a total of $241,500,000 was placed in the trust account. We incurred $14,681,445 in costs related to the Initial Public Offering, including $5,250,000 of underwriting fees, $9,082,500 of deferred underwriting fees and $348,945 of other offering costs.

For the year ended December 31, 2021, cash used in operating activities was $678,926. Net income of $3,311,639 was affected by change in fair value of warrant liabilities of $4,720,125, transaction costs allocated to warrant liabilities of $675,351, interest earned on marketable securities held in the trust account of $97,231, and an unrealized gain on marketable securities held in the trust account of $3,392. Changes in operating assets and liabilities provided $154,832 of cash for operating activities.

For the period from October 2, 2020 (inception) through December 31, 2020, cash used in operating activities was $4,891 which consisted of net loss.

As of December 31, 2021, we had marketable securities held in the trust account of $241,600,623 consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the trust account to pay taxes, if any. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2021, we had cash of $525,204. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

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

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business for one year from this filing. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing or draw on the Working Capital Loans (as defined in Note 5 in the consolidated financial statements) either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon completion of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of a Business Combination. If we are unable to complete the Business Combination because it does not have sufficient funds available, we will be forced to cease operations and liquidate the Trust Account. In addition, following the Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet its obligations.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the date for mandatory liquidation and dissolution raises substantial doubt about the Company’s ability to continue as a going concern through February 1, 2023, (the scheduled liquidation date of the Company if it does not complete a Business Combination prior to such date). Management’s plan to alleviate the substantial doubt is to complete a business combination prior to February 1, 2023. The Company entered into a definitive Business Combination Agreement on December 20, 2021 (as defined in Note 6 to the consolidated financial statements) and is in the process of completing this Business Combination. Management has assessed the likelihood of whether it will be able to carry out its plan to complete this business combination prior to February 1, 2023. Management believes, as it is contractual, the business combination will occur prior to the termination date set forth in the Business Combination Agreement of July 3, 2022, which is before the date of the mandatory liquidation date. As such, based on these factors and other considerations, Management believes that its plan alleviates the substantial doubt raised by the date for mandatory liquidation described above.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Underwriting Agreement

The underwriters are entitled to a deferred fee of (i) 3.5% of the gross proceeds of the initial 21,000,000 public units sold in the Initial Public Offering, or $7,350,000, and (ii) 6% of the gross proceeds from the public units sold pursuant to the over-allotment option, or $1,732,500. The deferred fee will become payable to the underwriters from the amounts held in the trust account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

Vendor Agreements

On October 4, 2021, the Company entered into an agreement with Deutsche Bank Securities Inc. for capital market advisement services and investment banking services related to the pending Business Combination. Specifically, the agreement relates to assisting in raising the funds as part of the PIPE financing. The agreement calls for the vendor to receive a contingent fee equal to 7% of the gross proceeds of securities sold in the PIPE placement and capped at $3,500,000.

On October 4, 2021, the Company entered into an agreement with AXIA Capital Markets LLC for investment banking services related to the pending Business Combination. Specifically, the agreement relates to assisting in raising the funds as part of the PIPE financing. The agreement calls for the vendor to receive a contingent fee equal to $500,000 plus 3.5% of the gross proceeds of securities sold in the PIPE placement and capped at $1,500,000.

On December 15, 2021, the Company entered into an agreement with Cantor Fitzgerald & Co. for capital market advisement services related to the Business Combination Agreement. The agreement calls for the vendor to receive a contingent fee in the amount of $1,000,000 upon the consummation of the Business Combination.

On January 24, 2022, the Company entered into an agreement with a D.A. Davidson & Co. for advisory services related to the pending Business Combination Agreement. The agreement calls for the vendor to receive a contingent fee in the amount of $500,000 upon the consummation of the Business Combination.

On February 1, 2022, the Company entered into an agreement with a Northland Securities, Inc. for advisory services related to the pending Business Combination Agreement. The agreement calls for the vendor to receive a contingent fee in the amount of $625,000 upon the consummation of the Business Combination.

As of December 31, 2021 the Company entered into an agreement with a vendor for an insurance policy, which the vendor will only receive insurance run-off premium in the amount of approximately $1,100,000 upon the consummation of the Business Combination.

Through December 31, 2021, the Company incurred legal fees of approximately $1,100,000. These fees will only become due and payable upon the consummation of an initial Business Combination.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Warrant Liabilities

We account for the warrants issued in connection with our Initial Public Offering in accordance with the guidance contained in ASC 815 under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The private placement warrants and the public warrants, for periods where no observable traded price was available, are valued using the Black-Scholes option pricing model, and the Monte Carlo Model, respectively. For periods subsequent to the detachment of the public warrants from the public units, on March 22, 2021, the public warrant quoted market price on the Nasdaq Stock Market LLC was used as the fair value as of each relevant date.

Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, all ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our balance sheets.

Net Income (Loss) Per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”.Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period. Subsequent measurement of the redeemable shares of Class A ordinary shares is excluded from income (loss) per ordinary share as the redemption value approximates fair value.

The calculation of diluted income (loss) per ordinary share does not consider the effect of the warrants underlying the units issued in connection with the (i) Initial Public Offering, and (ii) the private placement, since the exercise of the warrants is contingent upon the occurrence of future events. The outstanding warrants are exercisable to purchase 12,412,500 Class A ordinary shares in the aggregate. As of December 31, 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company, except for the 787,500 founder shares in December 31, 2021 which are no longer forfeitable and thus included for dilutive purposes.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 15 of this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Attestation Report of Independent Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm on internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management has identified a material weakness in internal controls related to the accounting for complex financial instruments. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our officers and directors as of December 31, 2021 were as follows:

Name	Age	Titles
Orestes Fintiklis	42	Chief Executive Officer and Director
Dimitrios Athanasopoulos	45	Chief Financial Officer, Treasurer, and Director
Carlos N. Guimarães	64	Director
George Syllantavos	57	Director
Rahul Vir	59	Director

Orestes Fintiklis has served as our Chief Executive Officer since October 2020 and our Chairman of our board of directors since January 2021. He has more than 15 years of experience in hospitality investment and asset management and is the Founder and Managing Partner of Ithaca Capital Partners, a private equity real estate investment management company. In the past four years alone, Ithaca has acquired and/or asset-managed five hospitality businesses, including the acquisition of iconic and award-winning hotels such as the JW Marriott Panama and W Hotel Bogota (which, in 2021, readers of Condé Nast Traveler voted as the No. 1 best hotel in South America). He oversees all aspects of Ithaca, including sourcing, acquisitions, structuring, strategy, asset management and disposals. Mr. Fintiklis joined Dolphin Capital Partners in June 2007, and served as a partner from December 2013 to January 2017. Dolphin Capital Partners raised approximately $600 million of equity since June 2007 and raised and invested a total of approximately $1.1 billion of equity since December 2005 into multiple hotels and resorts. Prior to that, he was an attorney at Clifford Chance LLC in London and Brussels from August 2004 to August 2006. Mr. Fintiklis has a bachelor’s degree in law (Jurisprudence) from Oxford University (England), where he graduated first in his class, and holds a Master’s Degree in Business Administration with distinction from INSEAD Business School (France). He is a director in multiple hospitality and real estate private companies and is an active member of YPO. We believe that Mr. Fintiklis is qualified to serve as a director of our Company due to his extensive investment background and experience as an executive, and his global network of business contacts.

Dimitrios Athanasopoulos has served as our Chief Financial Officer, Treasurer, and Director since October 2020. He is a Founding Partner, Group Managing Director and member of the Executive Committee of AXIA Ventures Group, or AXIA. AXIA is a leading, independent, privately-owned investment bank founded in 2008 that provides services in more than 20 countries through its offices in Nicosia, Greece, Athens, New York, London, Milan and Lisbon. Since joining AXIA in December 2008, Mr. Athanasopoulos has been involved in real estate transactions with an aggregate transaction value of more than $3 billion and non-real estate transactions with overall value of over $28 billion. From November 2000 to November 2008, he served as an executive in family offices and prior to that, he worked in the Private Wealth Management divisions of Salomon Smith Barney and Morgan Stanley in New York. Mr. Athanasopoulos holds a B.B.A. in Finance and Investments from the Zicklin School of Business, Baruch College. We believe that Mr. Athanasopoulos is qualified to serve as a director of our Company due to his extensive investment background and experience as an executive, and his global network of business contacts.

Carlos N. Guimarães has served as an independent member of our board of directors since January 2021. He also serves as a member of both our audit committee and compensation committee, and chairs our compensation committee. In 2021, Mr. Guimarães became the Chairman of the Board of Enphys Acquisition Corp. a SPAC focused on the energy transition sector in Latin America. Enphys went public on the New York Stock Exchange on October 6, 2021, (NYSE: NFYS), raising $345 million. Since 2009, Mr. Guimarães has served as the Chairman of LAIG Investments, an investment company focused on the energy sector across Latin America. From July 2007 to February 2009, he was the Chairman and Co-Founder of Invest Tur Brasil, a pioneer in resort developments in Brazil, which raised $503 million in the public markets and listed on the São Paulo stock exchange that is now known as the B3. Mr. Guimarães led Invest Tur Brasil’s merger with LA Hotels in 2009, which created Brazil Hospitality Group (BHG). Within one year of the merger, BHG became the third-largest hotel operator in Brazil with over 5,800 rooms under management. From January 2005 to December 2006, Mr. Guimarães was the Private Sector Coordinator for the Inter-American Development Bank, in Washington, D.C., where he was responsible for developing and implementing the strategic direction for all private sector activities of the IADB Group. Prior to that, from May 2000 to November 2004 he was a Managing Director, Head of Latin America Investment Banking and Senior Client Officer for Citigroup. Mr. Guimarães received a B.S. in economics from the Federal University of Rio de Janeiro and an M.B.A. from The Wharton School of the University of Pennsylvania. We believe that Mr. Guimarães is qualified to serve as a director of our Company because of his extensive leadership, business development, and financial experience.

George Syllantavos has served as an independent member of our board of directors since January 2021. He also serves as a member of and chairs our audit committee. Since November 2021, Mr. Syllantavos serves as the co-Chief Executive Officer and Chief Financial Officer of Stellar V Capital Corp., a SPAC. In 2013, Mr. Syllantavos co-founded Nautilus Energy Management Corp. (not affiliated with Nautilus Offshore Services Inc.), a maritime energy services company involved in maritime project business development and ship management focusing on the dry-bulk tanker and gas sectors, and has since served as the Chief Executive Officer. Mr. Syllantavos also serves as a director of Sevenseas Investment Fund (Luxembourg-regulated), a maritime assets investment fund. From December 2019 until February 2022, Mr. Syllantavos served as the co-Chief Executive Officer, Chief Financial Officer, Secretary and Director of Growth Capital Acquisition Corp., a SPAC (Nasdaq: GCAC). On August 4, 2021, Growth Capital Acquisition Corp. effected a business combination with Cepton Technologies, Inc. Under the business combination agreement, Cepton Technologies, Inc. survived as a wholly-owned subsidiary of Growth Capital Acquisition Corp. (Nasdaq: CPTN). Mr. Syllantavos serves as a director and Audit Committee Chair of Cepton, Inc. Mr. Syllantavos served as co-Chief Executive Officer, Chief Financial Officer, Secretary and Director of Stellar Acquisition III, Inc. from December 2015 until its business combination in December 2018 with Phunware, Inc. (Nasdaq: PHUN), a company that provides fully-integrated enterprise cloud platform for mobile, and has served as a director of Phunware, Inc. since such date. From May 2011 until February 2013, Mr. Syllantavos co-founded and served as co-Chief Executive Officer and Chief Financial Officer of Nautilus Marine Acquisition Corp. (Nasdaq: NMAR), a SPAC that completed an initial public offering on July 16, 2011 and was listed on the Nasdaq. He served as the Chief Financial Officer of Nautilus Marine’s successor, Nautilus Offshore Services, Inc. an offshore service vessel owner, from February 2013 until April 2014. From May 2005 to November 2007, he served as the Chief Financial Officer, Secretary, and Director of Star Maritime Acquisition Corp. (AMEX: SEA), and from November 2007 to August 2011, he served as Chief Financial Officer, Secretary and Director of the successor company, Star Bulk Carriers Corp. (Nasdaq: SBLK), a dry-bulk ship-owning company. Previously, Mr. Syllantavos held multiple executive, director and leadership roles in the maritime and shipping, aviation, energy, and telecommunications industries, including serving as a financial advisor to Hellenic Telecommunications Organization S.A., where he assisted with the company’s listing on the New York Stock Exchange (NYSE: HLTOY) that raised $1.1 billion. Mr. Syllantavos has a B.Sc. in Industrial Engineering from Roosevelt University in Chicago and an M.B.A. in Operations Management, International Finance and Transportation Management from the Kellogg Graduate School of Management at Northwestern University. We believe that Mr. Syllantavos is qualified to serve as a director of our Company because of his extensive experience in leadership roles, including those with other SPACs.

Rahul Vir has served as an independent member of our board of directors since January 2021. He also serves as a member of both our audit committee and compensation committee Mr. Vir is the Principal at White Sails Hospitality LLC, a hospitality consulting firm providing boutique consultancy services in hotel project planning, performance management and asset management. Mr. Vir had a distinguished career as a hospitality executive overseeing multiple operational facets of more than 260 hotels. He held various leadership roles during his 25 years at Marriott International, Inc. (Nasdaq: MAR). From January 2020 to December 2020, he served as Vice President for Owner & Franchise Relations and Marriott Select Brands for the Caribbean and Latin America. From February 2013 to December 2019, he was Area Vice President for the Caribbean and Latin America overseeing hotel portfolios in Central and South America. Prior to that and at the beginning of his career, Mr. Vir had even more hands-on experience in the travel, hospitality and leisure sectors, as General Manager of multiple hotels in the United States and Brazil from February 2004 to February 2013. We believe that Mr. Vir is qualified to serve as a director of our Company because of his extensive experience in leadership roles within the hospitality industry.

Number, Terms of Office and Appointment of Officers and Directors

Our board of directors consists of five members. Holders of our founder shares have the right to appoint all of our directors prior to consummation of our initial Business Combination and holders of our public shares do not have the right to vote on the appointment of directors during such time. These provisions of our amended and restated memorandum and articles of association may only be amended by a special resolution passed by at least 90% of our founder shares voting in a general meeting. Our board of directors is divided into three classes, with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual meeting of shareholders) serving a 3-year term. The term of office of the first class of directors, consisting of Carlos N. Guimarães, will expire at our first annual general meeting. The term of office of the second class of directors, consisting of George Syllantavos and Rahul Vir, will expire at our second annual general meeting. The term of office of the third class of directors, consisting of Orestes Fintiklis and Dimitrios Athanasopoulos, will expire at the third annual general meeting. Subject to any other special rights applicable to the shareholders, any vacancies on our board of directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board or by a majority of the holders of our founder shares.

Our officers are elected by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate. Our amended and restated memorandum and articles of association provide that our officers may consist of a Chairman, Chief Executive Officer, President, Chief Financial Officer, Vice Presidents, Secretary, Assistant Secretaries, Treasurer and such other offices as may be determined by the board of directors.

Committees of the Board of Directors

Our board of directors has two standing committees: an audit committee and a compensation committee. Subject to phase-in rules and a limited exception, the rules of Nasdaq and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and the rules of Nasdaq require that the compensation committee of a listed company be comprised solely of independent directors.

Audit Committee

Upon the completion of the Initial Public Offering, we established an audit committee of the board of directors. Messrs. Guimarães, Syllantavos, and Vir serve as members of our audit committee and Mr. Syllantavos serves as the Chairman of the audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent, subject to certain phase-in provisions. Each such person meets the independent director standard under Nasdaq listing standards and under Rule 10-A-3(b)(1) of the Exchange Act.

Each member of the audit committee is financially literate and our board of directors has determined that Mr. Syllantavos qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;
●	pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;
●	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;
●	setting clear hiring policies for employees or former employees of the independent auditors;
●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;
●	obtaining and reviewing a report, at least annually, from the independent auditors describing (i) the independent auditor’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within, the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;
●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and
●	reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

Upon the completion of our Initial Public Offering, we established a compensation committee of the board of directors. Messrs. Guimarães and Vir, serve as members of our compensation committee and Mr. Guimarães serves as the chairman of the compensation committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent, subject to certain phase-in provisions. Each such person meets the independent director standard under Nasdaq listing standards applicable to members of the compensation committee.

We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation (if any is paid by us), evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer’s based on such evaluation;
●	reviewing and approving the compensation of all of our other officers;
●	reviewing our executive compensation policies and plans;
●	implementing and administering our incentive compensation equity-based remuneration plans;
●	assisting management in complying with our proxy statement and annual report disclosure requirements;
●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;
●	producing a report on executive compensation to be included in our annual proxy statement; and
●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, other than reimbursement of expenses and as set forth below, no compensation of any kind, including finder’s, consulting or other similar fees, will be paid to any of our existing shareholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to complete the consummation of a Business Combination, although we may consider cash or other compensation to officers or advisors we may hire to be paid either prior to or in connection with our initial Business Combination.

Accordingly, it is likely that prior to the consummation of an initial Business Combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial Business Combination.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Director Nominations

We do not have a standing nominating committee, though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605 of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who will participate in the consideration and recommendation of director nominees are Messrs. Guimarães, Syllantavos, and Vir. In accordance with Rule 5605 of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

Prior to our initial Business Combination, the board of directors will also consider director candidates recommended for nomination by holders of our founder shares during such times as they are seeking proposed nominees to stand for election at an annual general meeting (or, if applicable, an extraordinary general meeting). Prior to our initial Business Combination, holders of our public shares will not have the right to recommend director candidates for nomination to our board.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, and in the past year has not served, (i) as a member of the compensation committee or board of directors of another entity, one of whose executive officers served on our compensation committee, or (ii) as a member of the compensation committee of another entity, one of whose executive officers served on our board of directors.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. We have filed a copy of our form of Code of Ethics and our audit committee charter as exhibits to our Registration Statement. You are able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

ITEM 11. EXECUTIVE COMPENSATION

None of our officers or directors have received any cash compensation for services rendered to us. No compensation of any kind, including finder’s and consulting fees, is payable to the Sponsor, directors and officers, or any of their respective affiliates, for services rendered prior to or in connection with the completion of our initial Business Combination, except that prior to the completion of our initial Business Combination we agreed to pay the Sponsor up to $10,000 per month for office space, administrative and support services. However, the Sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf, such as identifying potential target businesses and performing due diligence on suitable Business Combinations. Our audit committee reviews on a quarterly basis all payments that were made to the Sponsor, directors or officers, or our or their affiliates.

On October 16, 2020, and October 28, 2020, the Sponsor transferred an aggregate of 30,000 Class B ordinary shares to Mr. Guimarães, Mr. Syllantavos, and Mr. Vir, with each of them receiving 10,000 Class B ordinary shares. In addition, the Sponsor has agreed to transfer to Mr. Syllantavos four percent of the Class B ordinary shares held by the Sponsor, with such percentage including the 10,000 Class B ordinary shares he already holds, immediately following the consummation of our initial Business Combination.

Also, our officers and directors will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to the Sponsor, officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such payments, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and officers for their out-of-pocket expenses incurred in connection with identifying and consummating an initial business combination.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed initial business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed initial business combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of December 31, 2021 by:

●	each person known by us to be the beneficial owner of more than 5% of a class of our issued and outstanding ordinary shares;
●	each of our officers, directors and director nominees that beneficially own ordinary shares; and
●	all our officers, directors and director nominees as a group.

In the table below, percentage ownership is based on 30,862,500 ordinary shares, consisting of (i) 24,825,000 Class A ordinary shares and (ii) 6,037,500 Class B ordinary shares, issued and outstanding as of December 31, 2021. On all matters to be voted upon, except for the election of directors of the board, holders of Class A ordinary shares and Class B ordinary shares vote together as a single class. Currently, all of the Class B ordinary shares are convertible into Class A common shares on a one-for-one basis, subject to adjustment as described in our Registration Statement.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this Report.

	Class A Ordinary Shares			Class B Ordinary Shares			Approximate
				Number of			Percentage of
			Approximate	Shares		Approximate	Outstanding
	Number of Shares		Percentage of	Beneficially		Percentage of	Ordinary
Name and Address of Beneficial Owner(1)	Beneficially Owned		Class	Owned(2)		Class	Shares
Directors and Named Executive Officers
Orestes Fintiklis(3)(4)	465,000.00		1.9%	6,007,500.00		99.5%	21.0%
Dimitrios Athanasopoulos(3)(5)	465,000.00		1.9%	6,007,500.00		99.5%	21.0%
Carlos N. Guimarães	—		—	10,000.00		*	*
George Syllantavos(6)	—		—	10,000.00		*	*
Rahul Vir	—		—	10,000.00		*	*
All officers and directors as a group (5 individuals	465,000.00	(3)	1.9%	6,037,500.00	(7)	100.0%	21.10%
5% or Greater Shareholders
Aristeia Capital, L.L.C.(8)	1,400,000.00		5.6%	—		—	4.54%
ITHAX Acquisition Sponsor, LLC(3)	465,000.00		1.9%	6,007,500.00		99.5%	21.0%
*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 555 Madison Avenue, Suite 11A, New York, NY 10022.
(2)

Interests shown consist solely of founder shares, classified as Class B ordinary shares. Such Class B ordinary shares will automatically convert into Class A ordinary shares at the time of our initial Business Combination on a one-for-one basis, subject to adjustment, as described in our Registration Statement.

(3)

The Sponsor is the record holder of such shares. Ithaca Capital Partners 6 LLC, a Delaware limited liability company (“Ithaca Capital”), and GMDA Capital Opportunities Ltd, an entity organized under the laws of Cyprus (“GMDA”), are the managing members of the Sponsor.

(4)

Mr. Fintiklis is the sole director of Ithaca Capital. As such, Mr. Fintiklis has voting and investment discretion with respect to the ordinary shares held of record by the Sponsor and may be deemed to have shared beneficial ownership of the ordinary shares held directly by the Sponsor. Mr. Fintiklis disclaims beneficial ownership of any ordinary shares other than to the extent he may have a pecuniary interest therein, directly or indirectly.

(5)

Mr. Athanasopoulos, together with Antonios Achilleoudis, Georgios Linatsas and Alexandros Argyros are the shareholders of GMDA. As such, each of Messrs. Athanasopoulos, Achilleoudis, Linatsas and Argyros has voting and investment discretion with respect to the ordinary shares held of record by the Sponsor and may be deemed to have shared beneficial ownership of the ordinary shares held directly by the Sponsor. Each of Messrs. Athanasopoulos, Achilleoudis, Linatsas and Argyros disclaims beneficial ownership of any ordinary shares other than to the extent he may have a pecuniary interest therein, directly or indirectly.

(6)

In exchange for $41,250, the Sponsor transferred 10,000 Class B ordinary shares to Mr. Syllantavos and agreed to transfer four percent of the Class A ordinary shares held by the Sponsor, with such percentage to include the number of Class B ordinary shares he already holds, immediately following the consummation of our Business Combination.

(7)

Includes the 6,007,500 Class B ordinary shares held by the Sponsor, which is managed by Ithaca Capital and GMDA. Mr. Fintiklis is the sole director of Ithaca Capital and Mr. Athanasopoulos is a shareholder of GMDA. As such, each of Messrs. Fintiklis and Athanasopoulos has voting and investment discretion with respect to the ordinary shares held of record by the Sponsor and may be deemed to have shared beneficial ownership of the ordinary shares held directly by the Sponsor. Each of Mr. Fintiklis and Mr. Athanasopoulos disclaims beneficial ownership of any ordinary shares other than to the extent he may have a pecuniary interest therein, directly or indirectly.

(8)

Aristeia Capital, L.L.C., a Delaware limited liability company (“Aristeia”), is the investment manager of, and has voting and investment control with respect to the Class A ordinary shares held by one or more private investment funds. The principal address of Aristeia is One Greenwich Plaza, 3rd Floor Greenwich, CT 06830.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

In October 2020, the Sponsor paid $25,000, or approximately $0.005 per share, to cover certain of our offering costs in exchange for 5,031,250 Class B ordinary shares. On January 27, 2021, we effectuated a stock dividend of 0.2 shares for each ordinary share outstanding, resulting in there being an aggregate of 6,037,500 Class B ordinary shares outstanding. The purchase price of the Class B ordinary shares was determined by dividing the amount of cash contributed to the company by the number of Class B ordinary shares issued. The number of Class B ordinary shares was determined based on the expectation that such Class B ordinary shares would represent 20% of the outstanding ordinary shares (excluding any ordinary shares underlying either the private placement units purchased by the Sponsor in a private placement in connection with the closing of the Initial Public Offering or any units our Initial Shareholders purchased in the Initial Public Offering) upon completion of the Initial Public Offering.

On October 16, 2020, the Sponsor transferred an aggregate of 20,000 Class B ordinary shares to Mr. Guimarães and Mr. Vir, with each of them receiving 10,000 Class B ordinary shares. In addition, on October 28, 2020, the Sponsor and Mr. Syllantavos agreed that Mr. Syllantavos would pay the Sponsor $41,250 and in exchange the Sponsor would transfer to him 10,000 Class B ordinary shares and (ii) immediately following the Company’s Business Combination, transfer a total of 4% of the outstanding Class A ordinary shares then held by the Sponsor to Mr. Syllantavos, with such percentage to include the 10,000 Class B ordinary shares he already holds.

In connection with the Initial Public Offering, we entered into that certain administrative services agreement, dated January 27, 2021, whereby the Sponsor agreed to provide us with office space and secretarial and administrative services in exchange for $10,000 per month until the closing of our initial Business Combination.

Simultaneously with the closing of the Initial Public Offering, pursuant to those certain private placement units purchase agreements with each of Cantor and the Sponsor, the Company issued an aggregate of 675,000 private placement units to the Sponsor and Cantor (465,000 private placement units to the Sponsor and 210,000 private placement units to Cantor) at a purchase price of $10.00 per private placement unit, generating gross proceeds to the Company of $6,750,000. The private placement units are identical to the public units sold in the Initial Public Offering, with each private placement unit consisting of one Class A ordinary share and one-half of one redeemable warrant, with each whole warrant exercisable for one Class A ordinary share at a price of $11.50 per ordinary share, subject to adjustment as described in the final prospectus filed with the SEC on February 1, 2021. No underwriting discounts or commissions were paid with respect to the sale of the private placement units. The issuance of the private placement units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

A portion of the purchase price of the private placement units was added to the proceeds from the Initial Public Offering in the trust account such that at the time of the closing, $241,500,000 was held in the trust account. If the Company does not complete its initial Business Combination by February 1, 2023, the proceeds from the sale of the private placement units held in the trust account will be used to fund the redemption of our public ordinary shares (subject to the requirements of applicable law), and the private placement units (and the underlying securities) will be worthless.

On October 6, 2020, the Company issued an unsecured promissory note (the “Promissory Note”) to the Sponsor, pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) December 31, 2021 or (ii) the completion of the Initial Public Offering. The then outstanding balance under the Promissory Note of $88,264 was repaid at the closing of the Initial Public Offering on February 1, 2021. Borrowings are no longer available under the Promissory Note.

The Sponsor, officers and directors, or any of their respective affiliates, are entitled to reimbursement for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. Our audit committee will review on a quarterly basis all payments that were made to the Sponsor, officers, directors or our or any of their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

In addition, in order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial Business Combination, we would repay such loaned amounts out of the proceeds of the trust account released to us. Otherwise, such loans would be repaid only out of funds held outside the trust account. In the event that our initial Business Combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into units at a price of $10.00 per unit, at the option of the lender. The units (and the underlying securities) would be identical to the private placement units (and the underlying securities). The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than the Sponsor or an affiliate of the Sponsor, as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

In connection with the Business Combination Agreement, we entered into Subscription Agreements, pursuant to which the Subscribers agreed to subscribe for and purchase, and ITHAX agreed to issue and sell to such Subscribers, an aggregate of 5 million shares of New Mondee Common Stock at $10.00 per share for gross proceeds of $50 million, in a private placement (the “Private Placement”) substantially concurrently with the Closing. The Sponsor, its affiliates, or designees agreed to invest $2,600,000 in the Private Placement.

The Business Combination Agreement contemplates that, at the Closing, the Company, the Sponsor, Mondee and the sole stockholder of Mondee (the “Sole Stockholder”) and the other parties thereto will enter into the Registration Rights Agreement, pursuant to which New Mondee will agree to register for resale certain shares of its New Mondee Common Stock that are held by the parties thereto from time to time.

Additionally and pursuant to the Registration Rights Agreement, the holders of any shares of New Mondee Common Stock (the “Lock-Up Shares”) issued to the Sponsor prior to the Closing or to the Sole Stockholder in connection with the Business Combination Agreement, or to the Members (as defined below) in connection with the Earn-out Agreement (as defined below), may not transfer any Lock-Up Shares during the period beginning on the date of Closing and ending on the date that is the earlier of (A) six months after the Closing, (B) the date on which the closing price of the New Mondee Common Stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 90 calendar days following the Closing and (C) the date on which the Company consummates a sale, merger, liquidation, exchange offer or other similar transaction after the Closing, which results in the stockholders immediately prior to such transaction having beneficial ownership of less than 50% of the outstanding voting securities of the combined company.

Related Party Policy

We have not yet adopted a formal policy for the review, approval or ratification of related party transactions. Accordingly, the transactions discussed above were not reviewed, approved or ratified in accordance with any such policy.

Prior to the consummation of the Initial Public Offering, we adopted a code of ethics requiring us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our board of directors (or the appropriate committee of our board) or as disclosed in our public filings with the SEC. Under our code of ethics, conflict of interest situations includes any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving our Company.

In addition, our audit committee, pursuant to its written charter, is responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present will be required in order to approve a related party transaction. A majority of the members of the entire audit committee will constitute a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee will be required to approve a related party transaction. We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that each of Messrs. Guimarães, Syllantavos, and Vir are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our audit committee is entirely composed of independent directors meeting Nasdaq’s additional requirements applicable to members of the audit committee. Our independent directors have regularly scheduled meetings at which only independent directors are present.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2021 and for the period from October 2, 2020 (inception) through December 31, 2020 totaled approximately $135,000 and $0, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the year ended December 31, 2021 and for the period from October 2, 2020 (inception) through December 31, 2020.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the year ended December 31, 2021 and for the period from October 2, 2020 (inception) through December 31, 2020.

All Other Fees. We did not pay Marcum for other services for the year ended December 31, 2021 and for the period from October 2, 2020 (inception) through December 31, 2020.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:
1.	Financial Statements

See Index to Consolidated Financial Statements as Item 8 herein.

2.	Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits
		Incorporate by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

1.1	Underwriting Agreement, dated January 27, 2021 by and between the Company and Cantor	8-K	001-39943	1.1	February 1, 2021
2.1	Business Combination Agreement, dated December 20, 2021	8-K	001-39943	2.1	December 20, 2021
3.1	Amended and Restated Memorandum and Articles of Association.	S-1	333-251964	3.1	January 8, 2021
4.1	Specimen Unit Certificate.	S-1	333-251964	4.1	January 8, 2021
4.2	Specimen Class A Ordinary Share Certificate.	S-1	333-251964	4.2	January 8, 2021
4.3	Specimen Warrant Certificate.	S-1	333-251964	4.3	January 8, 2021
4.4	Warrant Agreement, dated January 27, 2021, between the Company and Continental Stock Transfer and Trust Company, as warrant agent.	8-K	001-39943	4.1	February 1, 2021
4.5	Description of Securities.
10.1	Letter Agreement dated January 27, 2021, by and among the Company, its officers, its directors and the Sponsor.	8-K	001-39943	10.1	February 1, 2021
10.2	Investment Management Trust Agreement, dated January 27, 2021, by and between the Company and Continental Stock Transfer and Trust Company, as trustee.	8-K	001-39943	10.2	February 1, 2021
10.3	Registration Rights Agreement, dated January 27, 2021, by and among the Company, the Sponsor, Cantor Fitzgerald & Co., Rahul Vir, George Syllantavos and Carlos Guimaraes.	8-K	001-39943	10.3	February 1, 2021
10.4	Private Placement Units Purchase Agreement, dated January 27, 2021 by and between the Company and the Sponsor.	8-K	001-39943	10.4	February 1, 2021
10.5	Private Placement Units Purchase Agreement, dated January 27, 2021, by and between the Company and Cantor Fitzgerald & Co.	8-K	001-39943	10.5	February 1, 2021
10.6	Administrative Services Agreement, dated January 27, 2021, by and between the Company and the Sponsor.	8-K	001-39943	10.6	February 1, 2021
10.7	Promissory Note dated as of October 6, 2020, issued to the Sponsor.	S-1	333-251964	10.1	January 8, 2021
10.8	Securities Subscription Agreement, dated as of October 6, 2020, between the Company and the Sponsor.	S-1	333-251964	10.5	January 8, 2021
10.9	Form of Indemnity Agreement	S-1	333-251964	10.8	January 8, 2021
10.10	Form of PIPE Subscription Agreement	8-K	001-39943	10.2	December 20, 2021
10.11	Sponsor Support Agreement, dated as of December 20, 2021, by and among the Sponsor, Mondee Holdings II, Inc., and the Company.	8-K	001-39934	10.3	December 20, 2021

10.12	Stockholder Support Agreement, dated as of December 20, 2021, by and among Mondee Holdings LLC and the Company.	8-K	001-39934	10.4	December 20, 2021
10.13	Earn-Out Agreement, dated as of December 20, 2021, by and among the Company and certain other Parties thereto.	8-K	001-39934	10.5	December 20, 2021
10.14	Form of Registration Rights Agreement	8-K	001-39934	10.1	December 20, 2021
14	Form of Code of Ethics	S-1	333-251964	14	January 8, 2021
24.1	Power of Attorney (included on signature page to the Annual Report on Form 10-K).
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Security Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Security Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Definition Linkbase Document
101.DEF	XBRL Definition Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and included as Exhibit 101)

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index, except for exhibits 32.1 and 32.2, which are hereby furnished. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

ITEM  16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 10, 2022

ITHAX ACQUISITION CORP.

By:	/s/ Orestes Fintiklis
Name: Orestes Fintiklis
Title: Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Orestes Fintiklis and Dimitrios Athanasopoulos and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the United States Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Name	Position	Date

By:	/s/ Orestes Fintiklis	Chief Executive Officer and Director (Chairman)	March 10, 2022
	Orestes Fintiklis	(Principal Executive Officer)

By:	/s/ Dimitrios Athanasopoulos	Chief Financial Officer, Treasurer and Director	March 10, 2022
	Dimitrios Athanasopoulos	(Principal Financial and Accounting Officer)

By:	/s/ Carlos N. Guimarães	Director	March 10, 2022
Carlos N. Guimarães

By:	/s/ George Syllantavos	Director	March 10, 2022
George Syllantavos

By:	/s/ Rahul Vir	Director	March 10, 2022
Rahul Vir

ITHAX ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
ITHAX Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ITHAX Acquisition Corp. and Subsidiaries (collectively, the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in shareholders’ (deficit) equity and cash flows for the year ended December 31, 2021 and for the period from October 2, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and for the period from October 2, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the “PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2020.

New York, NY

March 10, 2022

ITHAX ACQUISITION CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2021	December 31, 2020
ASSETS
Current assets
Cash	$525,204	$1,000
Prepaid expenses	23,750	—
Total Current Assets	548,954	1,000

Deferred offering costs	—	80,631
Cash and marketable securities held in Trust Account	241,600,623	—
TOTAL ASSETS	$242,149,577	$81,631

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accounts payable and accrued expenses	$211,548	$—
Accrued offering costs	—	17,966
Promissory note – related party	—	43,556
Total Current Liabilities	211,548	61,522

Deferred underwriting fee payable	9,082,500	—
Warrant liabilities	6,702,750	—
TOTAL LIABILITIES	15,996,798	61,522

Commitments and Contingencies

Class A ordinary shares subject to possible redemption; 24,150,000 and no shares at redemption value as of December 31, 2021 and 2020, respectively	241,600,623	—

Shareholders’ (Deficit) Equity
Preference shares, $0.001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.001 par value; 100,000,000 shares authorized; 675,000 and no shares issued and outstanding (excluding 24,150,000 and no shares subject to possible redemption) as of December 31, 2021 and 2020, respectively	675	—
Class B ordinary shares, $0.001 par value; 10,000,000 shares authorized; 6,037,500 shares issued and outstanding as of December 31, 2021 and 2020	6,038	6,038
Additional paid-in capital	—	18,962
Accumulated deficit	(15,454,557)	(4,891)
Total Shareholders’ (Deficit) Equity	(15,447,844)	20,109
TOTAL LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY	$242,149,577	$81,631

The accompanying notes are an integral part of the consolidated financial statements.

ITHAX ACQUISITION CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

		For the period
		from October 2,
		2020 (inception)
	Year Ended	through
	December 31,	December 31,
	2021	2020
Formation and operational costs	$833,758	$4,891
Loss from operations	(833,758)	(4,891)

Other income (loss):
Interest earned on marketable securities held in Trust Account	97,231	—
Unrealized gain on marketable securities held in Trust Account	3,392	—
Transaction costs allocated to warrant liabilities	(675,351)	—
Change in fair value of warrant liabilities	4,720,125	—
Other income, net	4,145,397	—

Net income (loss)	$3,311,639	$(4,891)

Weighted average shares outstanding of Class A ordinary shares subject to possible redemption	22,098,904	—
Basic and diluted income (loss) per share, Class A ordinary shares subject to possible redemption	$0.12	$—

Weighted average shares outstanding of Non-redeemable Class A and Class B ordinary shares	6,588,288	5,250,000
Basic net income (loss) per share, Non-redeemable Class A and Class B ordinary shares	$0.12	$0.00

Weighted average shares outstanding of Non-redeemable Class A and Class B ordinary shares	6,655,171	—
Diluted net income (loss) per share, Non-redeemable Class A and Class B ordinary shares	$0.12	$—

The accompanying notes are an integral part of the consolidated financial statements.

ITHAX ACQUISITION CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Earnings	Capital	Deficit	Equity (Deficit)
Balance — October 2, 2020 (Inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor	—	—	6,037,500	6,038	18,962	—	25,000

Net loss	—	—	—	—	—	(4,891)	(4,891)

Balance — December 31, 2020	—	—	6,037,500	6,038	18,962	(4,891)	20,109

Sale of 675,000 Private Placement Units, net of initial fair value of Private Placement Warrants and offering costs	675,000	675	—	—	6,435,891	—	6,436,566

Subsequent measurement of Class A ordinary shares to redemption amount	—	—	—	—	(6,454,853)	(18,761,305)	(25,216,158)

Net income	—	—	—	—	—	3,311,639	3,311,639

Balance – December 31, 2021	675,000	$675	6,037,500	$6,038	$—	$(15,454,557)	$(15,447,844)

The accompanying notes are an integral part of the consolidated financial statements.

ITHAX ACQUISITION CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

		For the Period
		from October 2,
		2020 (Inception)
	Year Ended	through
	December 31,	December 31,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$3,311,639	$(4,891)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(97,231)	—
Unrealized gain on marketable securities held in Trust Account	(3,392)	—
Change in fair value of warrant liabilities	(4,720,125)	—
Transaction costs allocated to warrant liabilities	675,351	—
Changes in operating assets and liabilities:
Prepaid expenses	(23,750)	—
Accrued offering costs	(32,966)	—
Accrued expenses	211,548	—
Net cash used in operating activities	(678,926)	(4,891)

Cash Flows from Investing Activities:
Investment of cash into trust Account	(241,500,000)	—
Net cash used in investing activities	(241,500,000)	—

Cash Flows from Financing Activities:
Proceeds from initial public offering, net of underwriting discounts paid	236,250,000	—
Proceeds from sale of Private Placements Units	6,750,000	—
Proceeds from promissory note – related party	44,708	43,556
Repayment of convertible promissory note – related party	(88,264)	—
Payment of offering costs	(253,314)	(37,665)
Net cash provided by financing activities	242,703,130	5,891

Net Change in Cash	524,204	1,000
Cash – Beginning	1,000	—
Cash – Ending	$525,204	$1,000

Non-cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$17,966
Subsequent measurement of Class A ordinary shares to redemption amount	$25,216,158	$—
Deferred underwriting fee payable	$9,082,500	$—
Initial classification of warrant liabilities	$11,422,875	$—
Offering costs paid by Sponsor in exchange for issuance of founder shares	$—	$25,000

The accompanying notes are an integral part of the consolidated financial statements.

ITHAX ACQUISITION CORP. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

ITHAX Acquisition Corp. is a blank check company incorporated as a Cayman Islands exempted company on October 2, 2020, and was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (“Business Combination”).

ITHAX Acquisition Corp. has two wholly owned subsidiaries which were formed on December 9, 2021, ITHAX Merger Sub I, LLC (“Merger Sub 1”), a Delaware limited liability company, and ITHAX Merger Sub II, LLC (“Merger Sub 2”), a Delaware limited liability company. ITHAX Acquisition Corp. and its subsidiaries are collectively referred to as “the Company”.

The Company is not limited to a particular industry or geographic region for purposes of completing a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies

As of December 31, 2021, the Company had not commenced any operations. All activity for the period from October 2, 2020 (inception) through December 31, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, identifying a target company for a Business Combination and proceeding to complete the Businss Combination, which is described in Note 6. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the marketable securities held in the Trust Account (as defined below) and recognizes changes in the fair value of warrant liabilities as other income (expense).

The registration statement for the Company’s Initial Public Offering became effective on January 27, 2021. On February 1, 2021, the Company consummated the Initial Public Offering of 24,150,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units sold, the “Public Shares”), which includes the full exercise by the underwriter of its over-allotment option in the amount of 3,150,000 Units, at $10.00 per Unit, generating gross proceeds of $241,500,000, which is described in Note 3.

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

Transaction costs amounted to $14,681,886, consisting of $5,250,000 of underwriting fees, $9,082,500 of deferred underwriting fees and $349,386 of other offering costs.

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

The Company will provide the holders of its issued and outstanding Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general

ITHAX ACQUISITION CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Shareholders will be entitled to redeem their Public Shares, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Business Combination (initially $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and net of taxes payable), divided by the number of then issued and outstanding Public Shares. The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 either immediately prior to or upon such consummation of a Business Combination and, if the Company seeks shareholder approval, it receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company. If a shareholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by applicable law or stock exchange listing requirements, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote any Founder Shares (as defined in Note 5), Private Placement Shares (as defined in Note 4) and Public Shares held by it in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.

Notwithstanding the foregoing, if the Company seeks shareholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Company’s Amended and Restated Memorandum and Articles of Association provide that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares, without the prior consent of the Company.

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

ITHAX ACQUISITION CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

The Sponsor and the Company’s officers and directors have agreed to waive their liquidation rights with respect to the Founder Shares and Private Placement Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor or any of the Company’s officers or directors acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per-share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party (except for the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below (i) $10.00 per Public Share or (ii) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s independent registered public accounting firm), prospective target businesses and other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. As of December 31, 2021, no interest has been withdrawn from the Trust Account.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Going Concern Assessment

As of December 31, 2021, the Company had cash of $525,204 not held in the Trust Account and available for working capital purposes. As of December 31, 2021, the Company had a working capital of $337,406. The Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business for one year from this filing. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to a Business Combination. Moreover, the Company may need to obtain additional financing or draw on the Working Capital Loans (as defined below) either to complete a Business Combination or because it becomes obligated to redeem a significant number of the Public Shares upon consummation of a Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of a Business Combination. If the Company is unable to complete the Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. In addition, following the Business Combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the date for mandatory liquidation and dissolution raises substantial doubt about the Company’s ability to continue as a going concern through February 1, 2023, (the scheduled liquidation date of the Company if it does not complete a Business Combination prior to such date). Management’s plan to alleviate the substantial doubt is to complete a business combination prior to February 1, 2023. The

ITHAX ACQUISITION CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

Company entered into a definitive Business Combination Agreement on December 20, 2021 (as defined below in Note 6) and is in the process of completing this Business Combination. Management has assessed the likelihood of whether it will be able to carry out its plan to complete this business combination prior to February 1, 2023. Management believes, as it is contractual, the business combination will occur prior to the termination date set forth in the Business Combination Agreement of July 3, 2022, which is before the date of the mandatory liquidation date. As such, based on these factors and other considerations, Management believes that its plan alleviates the substantial doubt raised by the date for mandatory liquidation described above.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these consolidated financial statements is the determination of the fair value of the warrant liabilities when the warrants are not publicly traded. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

ITHAX ACQUISITION CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021 and 2020.

Cash and Marketable Securities Held in Trust Account

At December 31, 2021, substantially all of the assets held in the Trust Account were held in US Treasury Securities. At December 31, 2020, there were no assets held in the Trust Account. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the consolidated balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying consolidated statements of operations. Unrealized gains and losses on marketable securities held in Trust Account are included in the accompanying consolidated statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2021, all Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ (deficit) equity section of the Company’s consolidated balance sheets. There were no shares subject to possible redemption at December 31, 2020.

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

At December 31, 2021, the Class A ordinary shares subject to redemption reflected in the consolidated balance sheets are reconciled in the following table:

Gross proceeds	$241,500,000
Less:
Proceeds allocated to Public Warrants	(11,109,000)
Class A ordinary shares issuance costs	(14,006,535)
Plus:
Subsequent measurement of carrying value to redemption value	25,216,158

Class A ordinary shares subject to possible redemption	$241,600,623

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Accordingly, offering costs totaling $14,681,886 (consisting of $5,250,000 in underwriters’ discount, $9,082,500 in deferred underwriters’ discount, and $349,386 other offering expenses) have been allocated to the separable financial

ITHAX ACQUISITION CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

instruments issued in the Initial Public Offering using a with-or-without method compared to total proceeds received. Offering costs associated with warrant liabilities of $675,351 have been expensed and presented as non-operating expenses in the consolidated statements of operations and offering costs of $14,006,535 associated with the Class A ordinary shares and Private Placement Units were initially charged to temporary equity and then accreted to ordinary shares subject to redemption upon the completion of the Initial Public Offering.

Warrant Liabilities

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance and are remeasured at each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the consolidated statements of operations.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the consolidated financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s consolidated financial statements and prescribes a recognition threshold and measurement process for consolidated financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021 and 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

ITHAX Acquisitioon Corp. is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. The Company’s United States subsidiaries had no activity for the year ended December 31, 2021 and the Company has deemed any income tax obligations to be immaterial.

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

The calculation of diluted income (loss) per ordinary share does not consider the effect of the warrants underlying the units issued in connection with the (i) Initial Public Offering, and (ii) the private placement, since the exercise of the warrants is contingent upon the occurrence of future events. The outstanding warrants are exercisable to purchase 12,412,500 Class A ordinary shares in the aggregate. As of December 31, 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or

ITHAX ACQUISITION CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

converted into ordinary shares and then share in the earnings of the Company, except for the 787,500 founder shares in December 31, 2021 which are no longer forfeitable and thus included for dilutive purposes.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except share amounts):

			For the period from October 2, 2020
	Year Ended		(inception) through
	December 31, 2021		December 31, 2020
	Class A	Class B	Class A	Class B
Basic net income (loss) per ordinary share
Numerator:
Allocation of net income (loss), as adjusted	$2,551,089	$760,550	$—	$(4,891)
Denominator:
Basic weighted average shares outstanding	22,098,904	6,588,288	—	5,250,000
Basic net income (loss) per ordinary share	$0.12	$0.12	$—	$0.00

			For the period from October 2, 2020
	Year Ended		(inception) through
	December 31, 2021		December 31, 2020
	Class A	Class B	Class A	Class B
Diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss), as adjusted	$2,545,155	$766,484	$—	$(4,891)
Denominator:
Diluted weighted average shares outstanding	22,098,904	6,655,171	—	5,250,000
Diluted net income (loss) per ordinary share	$0.12	$0.12	$—	$0.00

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on these accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying consolidated balance sheets, primarily due to their short-term nature, except for warrant liabilities (see Note 9).

Recently Issued Accounting Standards

In August 2020, the FASB issued Accounting Standards Update No.2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”(“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2020-06 effective as of January 1, 2021. The adoption of ASU 2020-06 did not have an impact on the Company’s consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

ITHAX ACQUISITION CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

NOTE 3. INITIAL PUBLIC OFFERING

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

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, including the exercise by the underwriters of their over-allotment option, the Sponsor and Cantor purchased an aggregate of 675,000 Private Placement Units, at a price of $10.00 per Private Placement Unit, for an aggregate purchase price of $6,750,000, in a private placement. The Sponsor purchased 465,000 Private Placement Units and Cantor purchased 210,000 Private Placement Units. Each Private Placement Unit consists of one Class A ordinary share (each, a “Private Placement Share” or, collectively, “Private Placement Shares”) and one-half of one contingently redeemable warrant (each, a “Private Placement Warrant ”, together with the Public Warrants the “Warrants”). Each whole Private Placement Warrant is exercisable to purchase one non-redeemable Class A ordinary share at a price of $11.50 per share. The Private Placement Shares are classified in permanent equity as they are non-redeemable. A portion of the proceeds from the Private Placement Units were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Units and all underlying securities will expire worthless.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On October 6, 2020, the Sponsor paid an aggregate of $25,000 to cover certain offering costs of the Company in consideration for 5,031,250 shares of the Company’s Class B ordinary shares (the “Founder Shares”). On October 16, 2020, the Sponsor transferred an aggregate of 20,000 Founder Shares to two members of the board of directors (each received 10,000 Founder Shares). On October 28, 2020, the Sponsor and a third member of the board of directors agreed that the director would pay the Sponsor $41,250 and in exchange the Sponsor would (i) on October 28, 2020, transfer 10,000 Founder Shares to such director and (ii) immediately following the Company’s Business Combination, transfer a total of 4% of the outstanding Class A ordinary shares then held by the Sponsor to the director, with such percentage including the 10,000 Founder Shares the director already held. On January 27, 2021, the Company effectuated a stock dividend of 0.2 shares for each share outstanding, resulting in an aggregate of 6,037,500 Founder Shares outstanding, which was retroactively reflected in the 2020 financial statements presented herein. The Founder Shares included an aggregate of up to 787,500 shares subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Founder Shares equal, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Sponsor did not purchase any Public Shares in the Initial Public Offering and excluding the Private Placement Shares). As a result of the underwriters’ election to fully exercise their over-allotment option, a total of 787,500 Founder Shares are no longer subject to forfeiture.

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

The sale or transfers of the Founders Shares to members of the Company’s  the board of directors, as described above, is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were effectively sold or transferred subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature

ITHAX ACQUISITION CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

in this circumstance. A business combination is not probable until it is completed. Stock-based compensation would be recognized at the date a Business Combination is considered probable in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares. As of December 31, 2021, the Company determined that a Business Combination is not considered probable until the business combination is completed, and therefore, no stock-based compensation expense has been recognized.

Administrative Services Agreement

The Company entered into an agreement, commencing January 27, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of $10,000 per month for office space, secretarial, and administrative support services. For the year ended December 31, 2021 and for the period from October 2, 2020 (inception) through December 31, 2020, the Company incurred and paid $110,000 and $0 in fees for these services, respectively, which are included in formation and operational expenses in the accompanying consolidated statements of operations.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit. Such warrants would be identical to the Private Placement Unis. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. Through the filing date of these consolidated financial statements, the Company has not borrowed any amounts under the Working Capital Loans.

NOTE 6. COMMITMENTS AND CONTINGENCIES

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

ITHAX ACQUISITION CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

$1,732,500. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Business Combination Agreement

On December 20, 2021, the Company entered into a Business Combination Agreement with Mondee Holdings II, Inc., a travel technology company. The Business Combination Agreement was entered into by and among ITHAX Acquisition Corp., Merger Sub 1, Merger Sub 2 and Mondee Holdings II, Inc., a Delaware corporation (“Mondee”). Pursuant to the Business Combination Agreement, the Company will become a Delaware corporation (the “Domestication”) and the parties will enter into a business combination transaction (together with the Domestication, the “Business Combination”) by which (i) Merger Sub I will merge with and into Mondee, with Mondee being the surviving entity in the merger (the “First Merger”), and (ii) immediately following the First Merger, Mondee will merge with and into Merger Sub II, with Merger Sub II being the surviving entity in the merger (the “Second Merger” and, together with the First Merger, the “Mergers” and, together with the other transactions contemplated by the Business Combination Agreement, the “Transactions” and the closing of the Transactions, the “Closing”). As a result of the Domestication (i) each outstanding Class A ordinary share of the Company, par value $0.001 per share (the “Class A Shares”) and each outstanding Class B ordinary share of the Company, par value $0.001 per share (the “Class B Shares”) will be automatically converted into one share of Class A common stock, par value $0.001 per share (the “Class A Common Stock”), of Ithax Acquisition Corp., a Delaware corporation (“Delaware Ithax”), and (ii) pursuant to an amended and restated warrant agreement, each outstanding warrant of the Company will be replaced by a redeemable warrant of Delaware Ithax, with substantially the same terms, exercisable for a share of Class A Common Stock. In connection with the Closing, Delaware Ithax will change its name to “Mondee Holdings, Inc.”.

Registration Rights Agreement

The Business Combination Agreement contemplates that, at the Closing, the Company, the Sponsor, Mondee and the sole stockholder of Mondee (the “Sole Stockholder”) and the other parties thereto will enter into the Registration Rights Agreement, pursuant to which Ithax will agree to register for resale certain shares of its Class A Common Stock that are held by the parties thereto from time to time.

Additionally and pursuant to the Registration Rights Agreement, the holders of any shares of Class A Common Stock (the “Lock-Up Shares”) issued to the Sponsor prior to the Closing or to the Sole Stockholder in connection with the Business Combination Agreement, or to the Members (as defined below) in connection with the Earn-out Agreement (as defined below), may not transfer any Lock-Up Shares during the period beginning on the date of Closing and ending on the date that is the earlier of (A) six months after the Closing, (B) the date on which the closing price of the Class A Common Stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 90 calendar days following the Closing and (C) the date on which the Company consummates a sale, merger, liquidation, exchange offer or other similar transaction after the Closing, which results in the stockholders immediately prior to such transaction having beneficial ownership of less than 50% of the outstanding voting securities of the combined company.

Subscription Agreements

Concurrently with the execution of the Business Combination Agreement, certain investors (the “PIPE Investors”) entered into subscription agreements (the “PIPE Subscription Agreements”) pursuant to which the PIPE Investors have committed to purchase in a private placement 5,000,000 shares of Class A Common Stock (the “PIPE Shares”) at a purchase price of $10.00 per share and an aggregate purchase price of $50,000,000 million (the “PIPE Investment”). The purchase of the PIPE Shares is conditioned upon, among other things, the consummation of the Transactions and will be consummated concurrently with the Closing. The PIPE Shares to be issued pursuant to the PIPE Subscription Agreements have not been registered under the Securities Act, and will be issued in reliance on the availability of an exemption from such registration. The PIPE Subscription Agreements further provide that the Company will use commercially reasonable efforts to file a registration statement to register the resale of the PIPE Shares within 30 calendar days after the Closing. It is expected that the PIPE Investors will be parties to the Registration Rights Agreement.

Sponsor Support Agreement

Concurrently with the execution of the Business Combination Agreement, the Company entered into a sponsor support agreement

ITHAX ACQUISITION CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

(the “Sponsor Support Agreement”) with the Sponsor and Mondee. Pursuant to the Sponsor Support Agreement, the Sponsor has agreed, among other things, subject to the terms and conditions of the Sponsor Support Agreement, (i) to vote all of its Class A Shares and Class B Shares and any other equity securities of the Company that Sponsor acquired record or beneficial ownership of after the date of the Sponsor Support Agreement and prior to the Closing, other than the shares of Class A Common Stock acquired by the Sponsor pursuant to the Private Placements (collectively, the “Subject SPAC Equity Securities”) (a) in favor of the approval and adoption of the Business Combination Agreement and the approval of the Transactions (b) against any action, agreement, or transaction or proposal that would reasonably be expected to result in a breach of any covenant, representation or warranty or any other obligation or agreement of the Company, Merger Sub I or Merger Sub II under the Business Combination Agreement or that would reasonably be expected to result in the failure of the Transactions from being consummated, (ii) not to redeem, elect to redeem or tender or submit any of its Subject SPAC Equity Securities for redemption in connection with the BCA or the Transactions, (iii) not to commit or agree to take any action inconsistent with the foregoing. (iv) to comply with and fully perform all of its obligations, covenants and agreements set forth in the Voting Letter Agreement (as defined therein), (v) not to modify or amend any agreement, contract or arrangement between or among Sponsor and any Affiliate of such Sponsor (other than SPAC or any of its Subsidiaries), on the one hand, and SPAC or any of its subsidiaries, on the other hand, related to the Transactions, including, for the avoidance of doubt, the Voting Letter Agreement, and (vi) to comply with the transfer restrictions set forth in the Voting Letter Agreement irrespective of any release or waiver thereof.

In addition, the Sponsor has agreed that if Mondee waives in writing the condition set forth in Section 7.03(e) of the Business Combination, requiring the amount of cash held by the Company to be equal to at least $150,000,000, the Sponsor shall, immediately prior to the First Merger and without any further action on its part, forfeit and surrender or cause the forfeiture and surrender to the Company for no consideration, 603,750 of its Class B Shares.

The Sponsor Support Agreement also includes, among other things, a waiver by the Sponsor of its redemption rights and anti-dilution protection as set forth in Article 36.5 of the Company’s amended and restated memorandum and articles of association.

The Sponsor Support Agreement will automatically terminate upon the earlier of (a) the Closing and (b) the termination of the Business Combination Agreement in accordance with its terms.

Stockholder Support Agreement

Concurrently with the execution of the Business Combination Agreement, the Company entered into a support agreement (the “Stockholder Support Agreement”) with the Sole Stockholder pursuant to which the Sole Stockholder has, among other things, agreed to vote (a) in favor of the approval and adoption of the Business Combination Agreement and the approval of the Mergers and the other Transactions and (b) against any action, agreement or transaction or proposal that would reasonably be expected to result in a breach of any covenant, representation or warranty or any other obligation or agreement of the Company under the Business Combination Agreement or that would reasonably be expected to result in the failure of the Transactions from being consummated. The Stockholder Support Agreement will terminate upon the earlier of (a) the First Merger becomes effective and (b) the termination of the Business Combination Agreement in accordance with its terms.

Earn-out Agreement

Concurrently with the execution of the Business Combination Agreement, the Company entered into an earn-out agreement (the “Earn-out Agreement”) with certain signatories thereto (the “Members”), pursuant to which the Company has agreed, among other things that in connection with and upon the First Merger, the Company will issue to the Members up to 9,000,000 new shares of Class A Common Stock (the “Earn-out Shares”), with the Earn-out Shares vesting over the four-year period following Closing based on the achievement of certain milestones related to the trading price of the Company’s common stock set forth in the Earn-out Agreement.

The Earn-out Agreement will terminate if the Business Combination Agreement is validly terminated in accordance with its terms prior to the Closing.

Vendor Agreements

On October 4, 2021, the Company entered into an agreement with a vendor for capital market advisement services and investment banking services related to the pending Business Combination. Specifically, the agreement relates to assisting in raising the funds as

ITHAX ACQUISITION CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

part of the PIPE financing. The agreement calls for the vendor to receive a contingent fee equal to 7% of the gross proceeds of securities sold in the PIPE placement and capped at $3,500,000.

On October 4, 2021, the Company entered into an agreement with a vendor for investment banking services related to the pending Business Combination. Specifically, the agreement relates to assisting in raising the funds as part of the PIPE financing. The agreement calls for the vendor to receive a contingent fee equal to $500,000 plus 3.5% of the gross proceeds of securities sold in the PIPE placement and capped at $1,500,000.

On December 15, 2021, the Company entered into an agreement with a vendor for capital market advisement services related to the Business Combination Agreement. The agreement calls for the vendor to receive a contingent fee in the amount of $1,000,000 upon the consummation of the Business Combination.

On January 24, 2022, the Company entered into an agreement with a vendor for advisory services related to the pending Business Combination Agreement. The agreement calls for the vendor to receive a contingent fee in the amount of $500,000 upon the consummation of the Business Combination.

On February 1, 2022, the Company entered into an agreement with a vendor for advisory services related to the pending Business Combination Agreement. The agreement calls for the vendor to receive a contingent fee in the amount of $625,000 upon the consummation of the Business Combination.

As of December 31, 2021 the Company entered into an agreement with a vendor for an insurance policy, which the vendor will only receive insurance run-off premium in the amount of approximately $1,100,000 upon the consummation of the Business Combination.

Through December 31, 2021, the Company incurred legal fees of approximately $1,100,000. These fees will only become due and payable upon the consummation of an initial Business Combination.

NOTE 7. SHAREHOLDERS’ EQUITY

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2021 and 2020, there were no preference shares issued and outstanding.

Class A Ordinary Shares — The Company is authorized to issue 100,000,000 Class A ordinary shares with a par value of $0.001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At December 31, 2021, there were 675,000 Class A ordinary shares issued and outstanding, excluding 24,150,000 Class A ordinary shares subject to possible redemption, which are presented as temporary equity. At December 31, 2020, there were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares — The Company is authorized to issue 10,000,000 Class B ordinary shares with a par value of $0.001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of  December 31, 2021 and 2020 there were 6,037,500 Class B ordinary shares issued and outstanding.

Holders of Class A ordinary shares and Class B ordinary shares will vote together as a single class on all other matters submitted to a vote of shareholders, except as required by law; provided that only holders of Class B ordinary shares have the right to vote on the appointment of directors prior to the Company’s initial Business Combination.

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of a Business Combination on a one-for-one basis.

NOTE 8. WARRANTS

As of December 31, 2021, there were 12,075,000 Public Warrants and 337,500 Private Placement Warrants outstanding. As of December 31, 2020, there were no Public Warrants and Private Placement Warrants outstanding.

ITHAX ACQUISITION CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable 30 days after the completion of a Business Combination. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

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

Once the warrants become exercisable, the Company may redeem the Public Warrants:

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon not less than 30 days’ prior written notice of redemption, or the 30-day redemption period, to each warrant holder; and
●	if, and only if, the reported last sale price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share subdivisions, share consolidations, share capitalizations, rights issuances, reorganizations, recapitalizations and the like) for any 20 trading days within a 30- trading day period ending on the third trading day prior to the date the Company sends the notice of redemption to our warrant holders.

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

ITHAX ACQUISITION CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

ITHAX ACQUISITION CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		December 31,
Description	Level	2021
Assets:
Marketable securities held in Trust Account	1	$241,600,623

Liabilities:
Warrant Liability – Public Warrants	1	$6,520,500
Warrant Liability – Private Placement Warrants	3	$182,250

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the accompanying consolidated balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the consolidated statements of operations.

The Private Placement Warrants were valued using the Black-Scholes option pricing model. The Black Scholes model is a theoretical extension of binomial option pricing theory, in that consideration of discrete probabilities and option payoff outcomes are divided into smaller and smaller intervals. At the limit, the binomial process converges to the Black-Scholes formula, which indicates that a call option value is equal to the security price times a probability, minus the present value of the exercise times a probability. The probabilities are given by the cumulative normal distribution. The Public Warrants were initially valued using a Monte Carlo Model. The Monte Carlo method is an analysis method designed to determine the value of variables such as the expected value of the Warrants as of the valuation date. This value is fundamentally uncertain, and it is determined by what statisticians call estimators. The model estimates the value of the Public Warrants after 100,000 trials based on the Company’s ordinary share price at the end of the Public Warrants’ expected life. The price estimates are based on a probability distribution of the price of the Company’s ordinary shares under a risk-neutral premise. For periods subsequent to the detachment of the Public Warrants from the Units, which occurred on March 22, 2021, the Public Warrants were valued using the instrument’s publicly listed trading price on the Nasdaq Stock Market LLC as of the balance sheet date, which is considered to be a Level 1 measurement due to the use of an observable market quote in an active market.

The inputs used in the Black-Scholes model for Private Placement Units and the Monte Carlo Model for Public Units is as follows:

	February 1, 2021
	(Initial Measurement)		December 31, 2021
	Public	Private	Private
Input	Warrants	Warrants	Warrants
Ordinary Share Price	$9.55	9.55	$9.82
Exercise Price	$11.50	11.50	$11.50
Expected Life (in years)	5	5	5.26
Risk Free Interest Rate	0.49%	0.49%	1.3%
Volatility	19.00%	19.00%	9.9%
Dividend Yield	0.00%	0.00%	0.00%
Redemption Trigger (20 of 30 trading days)	$18.00	N/A	N/A

The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2021	$—	$—	$—
Initial measurement on February 1, 2021	313,875	11,109,000	11,422,875
Change in fair value	(131,625)	(2,898,000)	(3,029,625)
Transfers to Level 1	—	(8,211,000)	(8,211,000)
Fair value as of December 31, 2021	$182,250	$—	$182,250

ITHAX ACQUISITION CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the year ended December 31, 2021 was approximately $8.2 million. There were no transfers to/from Levels 1, 2 and 3 during the year ended December 31, 2020.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the consolidated financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

On January 24 and February 1, 2022, the Company entered into agreements with vendors for advisory services related to the pending Business Combination Agreement. The agreement calls for the vendor to receive a contingent fee in the amount of $500,000 and $625,000, respectively, upon the consummation of the Business Combination.