Form 10-Q
period 2022-03-31
ITHAX Acquisition Corp.
filed 2022-05-09
CIK 1828852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2022

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

As of May 5, 2022, there were 24,825,000 Class A ordinary shares, par value $0.001 per share, and 6,037,500 Class B ordinary shares, par value $0.001 per share, issued and outstanding.

ITHAX ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ITHAX ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021
ASSETS
Current assets
Cash	$230,529	$525,204
Prepaid expenses	49,583	23,750
Total Current Assets	280,112	548,954

Cash and marketable securities held in Trust Account	241,608,163	241,600,623
TOTAL ASSETS	$241,888,275	$242,149,577

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$95,745	$211,548
Total Current Liabilities	95,745	211,548

Deferred legal fee	1,940,885	—
Deferred printer fee	211,500	—
Deferred underwriting fee payable	9,082,500	9,082,500
Warrant liabilities	3,972,000	6,702,750
TOTAL LIABILITIES	15,302,630	15,996,798

Commitments and Contingencies

Class A ordinary shares subject to possible redemption; 24,150,000 shares at redemption value as of March 31, 2022 and December 31, 2021	241,608,163	241,600,623

Shareholders’ Deficit
Preference shares, $0.001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.001 par value; 100,000,000 shares authorized; 675,000 shares issued and outstanding (excluding 24,150,000 shares subject to possible redemption) as of March 31, 2022 and December 31, 2021	675	675
Class B ordinary shares, $0.001 par value; 10,000,000 shares authorized; 6,037,500 shares issued and outstanding as of March 31, 2022 and December 31, 2021	6,038	6,038
Additional paid-in capital	—	—
Accumulated deficit	(15,029,231)	(15,454,557)
Total Shareholders’ Deficit	(15,022,518)	(15,447,844)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$241,888,275	$242,149,577

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ITHAX ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31,
	2022	2021
Formation and operational costs	$2,305,424	$102,055
Loss from operations	(2,305,424)	(102,055)

Other income (loss):
Interest earned on marketable securities held in Trust Account	7,540	18,916
Unrealized gain on marketable securities held in Trust Account	—	21,009
Transaction costs allocated to warrant liabilities	—	(675,351)
Change in fair value of warrant liabilities	2,730,750	868,875
Other income, net	2,738,290	233,449

Net income	$432,866	$131,394

Weighted average shares outstanding of Class A ordinary shares subject to possible redemption	24,150,000	15,563,333
Basic and diluted income per share, Class A ordinary shares subject to possible redemption	$0.01	$0.01

Weighted average shares outstanding of Non-redeemable ordinary shares	6,712,500	6,192,500
Basic and diluted net income per share, Non-redeemable ordinary shares	$0.01	$0.01

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ITHAX ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2022

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Earnings	Capital	Deficit	Deficit
Balance — January 1, 2022	675,000	$675	6,037,500	$6,038	$—	$(15,454,557)	$(15,447,844)

Subsequent measurement of Class A ordinary shares to redemption amount	—	—	—	—	—	(7,540)	(7,540)

Net income	—	—	—	—	—	432,866	432,866

Balance — March 31, 2022	675,000	$675	6,037,500	$6,038	$—	$(15,029,231)	$(15,022,518)

THREE MONTHS ENDED MARCH 31, 2021

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Earnings	Capital	Deficit	Equity (Deficit)
Balance — January 1, 2021	—	$—	6,037,500	$6,038	$18,962	$(4,891)	$20,109

Sale of 675,000 Private Placement Units, net of initial fair value of Private Placement Warrants and offering costs	675,000	675	—	—	6,435,891	—	6,436,566

Subsequent measurement of Class A ordinary shares to redemption amount	—	—	—	—	(6,454,853)	(18,700,607)	(25,155,460)

Net income	—	—	—	—	—	131,394	131,394

Balance — March 31, 2021	675,000	$675	6,037,500	$6,038	$—	$(18,574,104)	$(18,567,391)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ITHAX ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31,
	2022	2021
Cash Flows from Operating Activities:
Net income	$432,866	$131,394
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(7,540)	(18,916)
Unrealized gain on marketable securities held in Trust Account	—	(21,009)
Change in fair value of warrant liabilities	(2,730,750)	(868,875)
Transaction costs allocated to warrant liabilities	—	675,351
Changes in operating assets and liabilities:
Prepaid expenses	(25,833)	(299,716)
Accrued expenses	(115,803)	11,073
Deferred printer fee	211,500	—
Deferred legal fee	1,940,885	—
Net cash used in operating activities	(294,675)	(390,698)

Cash Flows from Investing Activities:
Investment of cash into trust Account	—	(241,500,000)
Net cash used in investing activities	—	(241,500,000)

Cash Flows from Financing Activities:
Proceeds from initial public offering, net of underwriting discounts paid	—	236,250,000
Proceeds from sale of Private Placements Units	—	6,750,000
Proceeds from promissory note – related party	—	44,708
Repayment of convertible promissory note – related party	—	(88,264)
Payment of offering costs	—	(253,314)
Net cash provided by financing activities	—	242,703,130

Net Change in Cash	(294,675)	812,432
Cash – Beginning	525,204	1,000
Cash – Ending	$230,529	$813,432

Non-cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$32,966
Subsequent measurement of Class A ordinary shares to redemption amount	$7,540	$25,155,460
Deferred underwriting fee payable	$—	$9,082,500
Initial classification of warrant liabilities	$—	$11,422,875

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ITHAX ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

mARCH 31, 2022

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

ITHAX Acquisition Corp.is a blank check company incorporated as a Cayman Islands exempted company on October 2, 2020, and was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (“Business Combination”).

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

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from October 2, 2020 (inception) through March 31, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, identifying a target company for a Business Combination and proceeding to complete the Business Combination, which is described in Note 6. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the marketable securities held in the Trust Account (as defined below) and recognizes changes in the fair value of warrant liabilities as other income (loss).

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

ITHAX ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

mARCH 31, 2022

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

ITHAX ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

mARCH 31, 2022

(Unaudited)

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

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party (except for the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below (i) $10.00 per Public Share or (ii) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s independent registered public accounting firm), prospective target businesses and other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. As of March 31, 2022, no interest has been withdrawn from the Trust Account.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of the condensed consolidated financial statements. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Going Concern Assessment

As of March 31, 2022, the Company had cash of $230,529 not held in the Trust Account and available for working capital purposes. As of March 31, 2022, the Company had working capital of $184,367. The Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business for one year from this filing. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to a Business Combination. Moreover, the Company may need to obtain additional financing or draw on the Working Capital Loans (as defined below) either to complete a Business Combination or because it becomes obligated to redeem a significant number of the Public Shares upon consummation of a Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of a Business Combination. If the Company is unable to complete the Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. In addition, following the Business Combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.

ITHAX ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

mARCH 31, 2022

(Unaudited)

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Codification Subtopic 205-40, “Presentation of Financial Statements – Going Concern,” the date for mandatory liquidation and dissolution raises substantial doubt about the Company’s ability to continue as a going concern through February 1, 2023, (the scheduled liquidation date of the Company if it does not complete a Business Combination prior to such date). Management’s plan to alleviate the substantial doubt is to complete a business combination prior to February 1, 2023. The Company entered into a definitive Business Combination Agreement on December 20, 2021 (as defined below in Note 6) and is in the process of completing this Business Combination. Management has assessed the likelihood of whether it will be able to carry out its plan to complete this business combination prior to February 1, 2023. Management believes, as it is contractual, the business combination will occur prior to the termination date set forth in the Business Combination Agreement of July 3, 2022, which is before the date of the mandatory liquidation date. As such, based on these factors and other considerations, Management believes that its plan alleviates the substantial doubt raised by the date for mandatory liquidation described above.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 10, 2022. The accompanying condensed consolidated balance sheet as of December 31, 2021 has been derived from our audited consolidated financial statements included in the aforementioned Form 10-K. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

ITHAX ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

mARCH 31, 2022

(Unaudited)

public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these condensed consolidated financial statements is the determination of the fair value of the warrant liabilities when the warrants are not publicly traded. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.

Cash and Marketable Securities Held in Trust Account

At March 31, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in mutual funds which are invested primarily in U.S. Treasury Securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed consolidated statements of operations. Unrealized gains and losses on marketable securities held in Trust Account are included in the accompanying condensed consolidated statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”), Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2021, all Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed consolidated balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the subsequent measurement of the initial book value to redemption amount. Subsequent measurement to the carrying value of redeemable Class A ordinary shares is due to interest income and unrealized gains or losses on the marketable securities held in the Trust Account. The change in the carrying value of redeemable Class A ordinary shares resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

ITHAX ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

mARCH 31, 2022

(Unaudited)

At March 31, 2022 and December 31, 2021, the Class A ordinary shares subject to possible redemption reflected in the condensed consolidated balance sheets are reconciled in the following table:

Gross proceeds	$241,500,000
Less:
Proceeds allocated to Public Warrants	(11,109,000)
Class A ordinary shares issuance costs	(14,006,535)
Plus:
Subsequent measurement of carrying value to redemption value	25,216,158
Class A ordinary shares subject to possible redemption - December 31, 2021	241,600,623
Plus:
Subsequent measurement of carrying value to redemption value	7,540

Class A ordinary shares subject to possible redemption – March 31, 2022	$241,608,163

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Accordingly, offering costs totaling $14,681,886 (consisting of $5,250,000 in underwriters’ discount, $9,082,500 in deferred underwriters’ discount, and $349,386 of other offering expenses) have been allocated to the separable financial instruments issued in the Initial Public Offering using a with-or-without method compared to total proceeds received. Offering costs associated with warrant liabilities of $675,351 have been expensed and presented as non-operating expenses in the condensed consolidated statements of operations and offering costs of $14,006,535 associated with the Class A ordinary shares and Private Placement Units were initially charged to temporary equity and then subsequently measured to ordinary shares subject to possible redemption upon the completion of the Initial Public Offering.

Warrant Liabilities

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. There are no changes in this assessment as of March 31, 2022.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and are remeasured at each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the condensed consolidated statements of operations.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the condensed consolidated financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s condensed consolidated financial statements and prescribes a recognition threshold and measurement process for condensed consolidated financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must

ITHAX ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

mARCH 31, 2022

(Unaudited)

be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

ITHAX Acquisition Corp. is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. The Company’s United States subsidiaries had no activity for the three months ended March 31, 2022 and 2021 and the Company has deemed any income tax obligations to be immaterial.

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

The calculation of diluted income (loss) per ordinary share does not consider the effect of the warrants underlying the units issued in connection with the (i) Initial Public Offering, and (ii) the private placement, since the exercise of the warrants is contingent upon the occurrence of future events. The outstanding warrants are exercisable to purchase 12,412,500 Class A ordinary shares in the aggregate. As of March 31, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company, except for the 787,500 founder shares as of March 31, 2021 which are no longer forfeitable as of that date, and thus included for dilutive purposes.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except share amounts):

			Three Months Ended
	Three Months Ended		March 31, 2021
	March 31, 2022		(As Restated)
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$338,719	$94,147	$93,994	$37,400
Denominator:
Basic and diluted weighted average shares outstanding	24,150,000	6,712,500	15,563,333	6,192,500
Basic and diluted net income per ordinary share	$0.01	$0.01	$0.01	$0.01

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on these accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed consolidated balance sheets, primarily due to their short-term nature, except for warrant liabilities (see Note 9).

ITHAX ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

mARCH 31, 2022

(Unaudited)

Recently Issued Accounting Standards

In August 2020, the FASB issued Accounting Standards Update No.2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company early adopted ASU 2020-06 effective as of January 1, 2021. The adoption of ASU 2020-06 did not have an impact on the Company’s condensed consolidated financial statements.

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On October 6, 2020, the Sponsor paid an aggregate of $25,000 to cover certain offering costs of the Company in consideration for 5,031,250 shares of the Company’s Class B ordinary shares (the “Founder Shares”). On October 16, 2020, the Sponsor transferred an aggregate of 20,000 Founder Shares to two members of the board of directors (each received 10,000 Founder Shares). On October 28, 2020, the Sponsor and a third member of the board of directors agreed that the director would pay the Sponsor $41,250 and in exchange the Sponsor would (i) on October 28, 2020, transfer 10,000 Founder Shares to such director and (ii) immediately following the Company's Business Combination, transfer a total of 4% of the outstanding Class A ordinary shares then held by the Sponsor to the director, with such percentage including the 10,000 Founder Shares the director already held. On January 27, 2021, the Company effectuated a stock dividend of 0.2 shares for each share outstanding, resulting in an aggregate of  6,037,500 Founder Shares outstanding, which was retroactively reflected in the 2020 financial statements. The Founder Shares included an aggregate of up to 787,500 shares subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Founder Shares equal, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Sponsor did not purchase any Public Shares in the Initial Public Offering and excluding the Private Placement Shares). As a result of the underwriters’ election to fully exercise their over-allotment option, a total of 787,500 Founder Shares are no longer subject to forfeiture.

ITHAX ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

mARCH 31, 2022

(Unaudited)

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

The sale or transfers of the Founders Shares to members of the Company’s the board of directors, as described above, is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were effectively sold or transferred subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. A business combination is not probable until it is completed. Stock-based compensation would be recognized at the date a Business Combination is considered probable in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares. As of March 31, 2022, the Company determined that a Business Combination is not considered probable until the business combination is completed, and therefore, no stock-based compensation expense has been recognized.

Administrative Services Agreement

The Company entered into an agreement, commencing January 27, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of $10,000 per month for office space, secretarial, and administrative support services. For the three months ended March 31, 2022 and 2021, the Company incurred and paid $30,000 and $20,000 in fees for these services, respectively.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit. Such warrants would be identical to the Private Placement Unis. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. Through the filing of these condensed consolidated financial statements, the Company has not borrowed any amounts under the Working Capital Loans.

ITHAX ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

mARCH 31, 2022

(Unaudited)

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration and Shareholder Rights

Pursuant to a registration rights agreement entered into on January 27, 2021 (the “IPO Registration Rights Agreement”), the holders of the Founder Shares (and any Class A ordinary shares issued upon conversion of the Founder Shares), Private Placement Units (and the underlying securities), and units (and the underlying securities) that may be issued on conversion of Working Capital Loans will be entitled to registration rights pursuant to a registration rights agreement requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to Class A ordinary shares). The holders of these securities will be entitled to make up to three demands, excluding short form demands, that the Company register the offer and sale of such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register the resale of such securities pursuant to Rule 415 under the Securities Act. The IPO Registration Rights Agreement does not contain liquidated damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriters are entitled to a deferred fee of (i) 3.5% of the gross proceeds of the initial 21,000,000 Units sold in the Initial Public Offering, or $7,350,000, and (ii) 6% of the gross proceeds from the Units sold pursuant to the over-allotment option, or up to $1,732,500. The deferred fee of $9,082,500 will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Business Combination Agreement

On December 20, 2021, the Company entered into a Business Combination Agreement with Mondee Holdings II, Inc., Delaware corporation and a travel technology company (“Mondee”). The Business Combination Agreement was entered into by and among ITHAX Acquisition Corp., Merger Sub I, Merger Sub II and Mondee. Pursuant to the Business Combination Agreement, the Company will become a Delaware corporation (the “Domestication”) and the parties will enter into a business combination transaction (together with the Domestication, the “Business Combination”) by which (i) Merger Sub I will merge with and into Mondee, with Mondee being the surviving entity in the merger (the “First Merger”), and (ii) immediately following the First Merger, Mondee will merge with and into Merger Sub II, with Merger Sub II being the surviving entity in the merger (the “Second Merger” and, together with the First Merger, the “Mergers” and, together with the other transactions contemplated by the Business Combination Agreement, the “Transactions” and the closing of the Transactions, the “Closing”). As a result of the Domestication (i) each outstanding Class A ordinary share of the Company, par value $0.001 per share (the “Class A Shares”) will be automatically converted into one share of Class A common stock, par value $0.001 per share (the “Class A Common Stock”), of Ithax Acquisition Corp., a Delaware corporation (“New Mondee”) and each outstanding Class B ordinary share of the Company, par value $0.001 per share (the “Class B Shares”) will be automatically converted into one share of Class B common stock, par value $0.001 per share (the “Class B Common Stock”), of New Mondee, and (ii) pursuant to an amended and restated warrant agreement, each outstanding warrant of the Company will be replaced by a redeemable warrant of New Mondee, with substantially the same terms, exercisable for a share of Class A Common Stock. In connection with the Closing, New Mondee will amend and restate its certificate of incorporation, which will, among other things, convert each outstanding share of Class B Common Stock into one share of Class A Common Stock and change the name of the post-Closing company to “Mondee Holdings, Inc.”. The Company filed its Form S-4 with the SEC on March 21, 2022. The Company filed Amendment No 1 to Form S-4 on April 26, 2022. The Company intends to consummates its Business Combination upon the SEC declaring the S-4 effective.

Registration Rights Agreement

The Business Combination Agreement contemplates that, at the Closing, the Company, the Sponsor, Mondee and the sole stockholder of Mondee (the “Sole Stockholder”) and the other parties thereto will enter into a registration rights agreement (the “Registration Rights Agreement”), pursuant to which Ithax will agree to register for resale certain shares of its Class A Common Stock that are held by the parties thereto from time to time.

ITHAX ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

mARCH 31, 2022

(Unaudited)

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

On April 21, 2022, the Company entered into a PIPE Subscription Agreement with an additional investor (the “Additional Investor”), whereby the Additional Investor has committed to purchase in a private placement 2,000,000 shares of New Mondee Common Stock at a purchase price of $10.00 per share (the “Additional Shares”) and an aggregate purchase price of $20,000,000 million (the “Additional Investment”) bringing the total amount of commitments from both the PIPE Investment and the Additional Investment to $70.0 million. The Additional Investment will be consummated substantially concurrently with the Closing. The Additional Investor entered into a PIPE Subscription Agreement on substantially the same terms as those of the PIPE Investors, but also agreed not to sell or otherwise transfer any of the Additional Shares during the period beginning on the date of Closing and ending on the date that is the earlier of (A) six months after the Closing, (B) the date on which the closing price of the Class A Common Stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 90 calendar days following the Closing and (C) the date on which New Mondee consummates a sale, merger, liquidation, exchange offer or other similar transaction after the Closing, which results in the stockholders immediately prior to such transaction having beneficial ownership of less than 50% of the outstanding voting securities of the combined company. In addition, at the Closing, the Additional Investor will enter into the Registration Rights Agreement, pursuant to which the Additional Investor will be entitled to certain registration rights in respect of the Additional Shares. The Additional Shares to be issued pursuant to the Additional Investment have not been registered under the Securities Act and will be issued in reliance on the availability of an exemption from such registration.

ITHAX ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

mARCH 31, 2022

(Unaudited)

Sponsor Support Agreement

Concurrently with the execution of the Business Combination Agreement, the Company entered into a sponsor support agreement (the “Sponsor Support Agreement”) with the Sponsor and Mondee. Pursuant to the Sponsor Support Agreement, the Sponsor has agreed, among other things, subject to the terms and conditions of the Sponsor Support Agreement, (i) to vote all of its Class A Shares and Class B Shares and any other equity securities of the Company that Sponsor acquired record or beneficial ownership of after the date of the Sponsor Support Agreement and prior to the Closing, other than the shares of Class A Common Stock acquired by the Sponsor pursuant to the Private Placements (collectively, the “Subject SPAC Equity Securities”) (a) in favor of the approval and adoption of the Business Combination Agreement and the approval of the Transactions (b) against any action, agreement, or transaction or proposal that would reasonably be expected to result in a breach of any covenant, representation or warranty or any other obligation or agreement of the Company, Merger Sub I or Merger Sub II under the Business Combination Agreement or that would reasonably be expected to result in the failure of the Transactions from being consummated, (ii) not to redeem, elect to redeem or tender or submit any of its Subject SPAC Equity Securities for redemption in connection with the BCA or the Transactions, (iii) not to commit or agree to take any action inconsistent with the foregoing. (iv) to comply with and fully perform all of its obligations, covenants and agreements set forth in the Voting Letter Agreement (as defined therein), (v) not to modify or amend any agreement, contract or arrangement between or among Sponsor and any Affiliate of such Sponsor (other than SPAC or any of its Subsidiaries), on the one hand, and SPAC or any of its subsidiaries, on the other hand, related to the Transactions, including, for the avoidance of doubt, the Voting Letter Agreement, and (vi) to comply with the transfer restrictions set forth in the Voting Letter Agreement irrespective of any release or waiver thereof.

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

ITHAX ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

mARCH 31, 2022

(Unaudited)

Vendor Agreements

On October 4, 2021, the Company entered into an agreement with a vendor for placement agency services in connection with the PIPE and customary capital market advisement services related to the pending Business Combination. The agreement calls for the vendor to receive a contingent fee equal to 7% of the gross proceeds of securities sold in the PIPE placement and capped at $3,500,000.

On October 4, 2021, the Company entered into an agreement with a vendor for fund-raising services in connection with the PIPE and capital markets advisory services related to the pending Business Combination. The agreement calls for the vendor to receive a contingent fee equal to $500,000, plus 3.5% on the gross proceeds of securities sold in the PIPE placement exceeding $50,000,000 and capped at $1,500,000.

On December 15, 2021, the Company entered into an agreement with a vendor for capital market advisement services related to the Business Combination Agreement. The agreement calls for the vendor to receive a contingent fee in the amount of $1,000,000 upon the consummation of the Business Combination.

On January 24, 2022, the Company entered into an agreement with a vendor for capital markets advisory services related to the pending Business Combination Agreement. The agreement calls for the vendor to receive a contingent fee in the amount of $500,000 upon the consummation of the Business Combination.

On February 1, 2022, the Company entered into an agreement with a vendor for capital markets advisory services related to the pending Business Combination Agreement. The agreement calls for the vendor to receive a contingent fee in the amount of $625,000 upon the consummation of the Business Combination.

As of December 31, 2021 the Company entered into an agreement with a vendor for an insurance policy, which the vendor will only receive insurance run-off premium in the amount of approximately $1,100,000 upon the consummation of the Business Combination. As of March 31, 2022, approximately $33,000 is included in accrued expenses in the accompanying condensed consolidated balance sheet.

As of March 31, 2022, the Company incurred legal fees of approximately $1,941,000 which is included in deferred legal fees in the accompanying condensed consolidated balance sheet. These fees will only become due and payable upon the consummation of an initial Business Combination.

Legal Proceedings

In connection with the pending Business Combination, one purported stockholder has sent a demand letter. No amount of damages is stated in the demand letter. The Company believes that the threatened lawsuit is without merit and, if filed, the Company intends to defend the matters vigorously. The Company is currently unable to reasonably determine the outcome of any potential litigation or estimate any potential losses, and, as such, have not recorded a loss contingency. There is no other material litigation, arbitration or governmental proceedings currently pending against the Company or any members of its management team in their capacity as such.

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2022 and December 31, 2021, there were no preference shares issued and outstanding.

Class A Ordinary Shares — The Company is authorized to issue 100,000,000 Class A ordinary shares with a par value of $0.001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 675,000 Class A ordinary shares issued and outstanding, excluding 24,150,000 Class A ordinary shares subject to possible redemption, which are presented as temporary equity.

ITHAX ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

mARCH 31, 2022

(Unaudited)

Class B Ordinary Shares — The Company is authorized to issue 10,000,000 Class B ordinary shares with a par value of $0.001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 6,037,500 Class B ordinary shares issued and outstanding.

Holders of Class A ordinary shares and Class B ordinary shares will vote together as a single class on all other matters submitted to a vote of shareholders, except as required by law; provided that only holders of Class B ordinary shares have the right to vote on the appointment of directors prior to the Company’s initial Business Combination.

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of a Business Combination on a one-for-one basis, subject to adjustments.

NOTE 8. WARRANTS

As of March 31, 2022 and December 31, 2021, there were 12,075,000 Public Warrants and 337,500 Private Placement Warrants outstanding.

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

ITHAX ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

mARCH 31, 2022

(Unaudited)

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

ITHAX ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

mARCH 31, 2022

(Unaudited)

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		March 31,	December 31,
Description	Level	2022	2021
Assets:
Marketable securities held in Trust Account	1	$241,608,163	$241,600,623

Liabilities:
Warrant Liability – Public Warrants	1	$3,864,000	$6,520,500
Warrant Liability – Private Placement Warrants	3	$108,000	$182,250

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the accompanying condensed consolidated balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed consolidated statements of operations.

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

ITHAX ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

mARCH 31, 2022

(Unaudited)

The inputs used in the Black-Scholes model for Private Placement Units and the Monte Carlo Model for Public Units is as follows:

	February 1, 2021
	(Initial Measurement)		December 31, 2021	March 31, 2022

	Public	Private	Private	Private
Input	Warrants	Warrants	Warrants	Warrants
Ordinary Share Price	$9.55	$9.55	$9.82	$9.87
Exercise Price	$11.50	$11.50	$11.5	$11.50
Expected Life (in years)	5	5	5.26	5.12
Risk Free Interest Rate	0.49%	0.49%	1.3%	2.5%
Volatility	19.00%	19.00%	9.9%	4.9%
Dividend Yield	0.00%	0.00%	0.00%	0.00%
Redemption Trigger (20 of 30 trading days)	$18.00	N/A	N/A	N/A

The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2021	$—	$—	$—
Initial measurement on February 1, 2021	313,875	11,109,000	11,422,875
Change in fair value	(131,625)	(2,898,000)	(3,029,625)
Transfers to Level 1	—	(8,211,000)	(8,211,000)
Fair value as of December 31, 2021	$182,250	$—	$182,250
Change in fair value	(74,250)	—	(74,250)
Fair value as of March 31, 2022	$108,000	$—	$108,000

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the year ended December 31, 2021 was approximately $8.2 million.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed consolidated financial statements were issued. Based upon this review, other than noted below, the Company did not identify any subsequent events that would have required adjustment to or disclosure in the condensed consolidated financial statements.

On April 21, 2022, the Company entered into a PIPE Subscription Agreement with an additional investor (the “Additional Investor”), whereby the Additional Investor has committed to purchase in a private placement 2,000,000 shares of New Mondee Common Stock at a purchase price of $10.00 per share (the “Additional Shares”) and an aggregate purchase price of $20,000,000 million (the “Additional Investment”) bringing the total amount of commitments from both the PIPE Investment and the Additional Investment to $70.0 million. See Note 6.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to ITHAX Acquisition Corp., a Cayman Islands exempted company, and its wholly-owned subsidiaries, ITHAX Merger Sub I, LLC (“Merger Sub I”), a Delaware limited liability company, and ITHAX Merger Sub II, LLC (“Merger Sub II”), a Delaware limited liability company. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to ITHAX Acquisition Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 10, 2022. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

As of March 31, 2022, we had not commenced any operations. All activity from our formation through March 31, 2022 relates to our formation and our Initial Public Offering, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We generate non-operating income in the form of interest income from the marketable securities held in the trust account and recognizes changes in the fair value of warrant liabilities as other income (loss).

We intend to effectuate our initial Business Combination using cash from the proceeds of the Initial Public Offering and the sale of the private placement units, the proceeds of the sale of our securities pursuant to the Subscription Agreements we entered into with PIPE Investors and Additional Investor (defined below) in connection with our initial Business Combination, our shares, debt or a combination of cash, shares and debt.

We expect to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Recent Developments

On December 20, 2021 we entered into the business combination agreement (the “Business Combination Agreement”) by and among Merger Sub I, Merger Sub II, and Mondee Holdings II, Inc., Delaware corporation (“Mondee”).. Pursuant to the terms and subject to the conditions of the Business Combination Agreement, ITHAX will become a Delaware corporation (the “Domestication”) and the parties will enter into a business combination transaction (together with the Domestication, the “Business Combination”) by which (i) Merger Sub I will merge with and into Mondee, with Mondee surviving the First Merger, and (ii) immediately following the First Merger, Mondee will merge with and into Merger Sub II, with Merger Sub II surviving the Second Merger. As used in this Quarterly Report, “New Mondee” refers to the Company after given effect to the consummation of the Domestication.

Concurrently with the execution of the Business Combination Agreement, certain investors (the “PIPE Investors”) entered into the subscription agreements (the “PIPE Subscription Agreements”) with the Company, pursuant to which the PIPE Investors committed to purchase in a private placement 5,000,000 shares of New Mondee Class A common stock (the “PIPE Shares”) at a purchase price of $10.00 per share and an aggregate purchase price of $50,000,000. The purchase of the PIPE Shares is conditioned upon, among other things, the consummation of the Business Combination and will be consummated concurrently with the Closing.

On April 21, 2022, we entered into a PIPE Subscription Agreement with an “accredited investor” (the “Additional Investor”), whereby the Additional Investor has committed to purchase in a private placement 2,000,000 shares of New Mondee Class A common stock at a purchase price of $10.00 per share (the “Additional Shares”) and an aggregate purchase price of $20,000,000 (the “Additional Investment”) bringing the total amount of commitments from both the PIPE Investment and the Additional Investment to $70,000,000. The Additional Investment will be consummated substantially concurrently with the Closing. The additional investor entered into a PIPE Subscription Agreement on substantially the same terms as those of the PIPE Investors, but also agreed not to sell or otherwise transfer any of the Additional Shares during the period beginning on the date of Closing and ending on the date that is the earlier of (A) six months after the Closing, (B) the date on which the closing price of the Class A Common Stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 90 calendar days following the Closing and (C) the date on which New Mondee consummates a sale, merger, liquidation, exchange offer or other similar transaction after the Closing, which results in the stockholders immediately prior to such transaction having beneficial ownership of less than 50% of the outstanding voting securities of the combined company. In addition, at the Closing, the Additional Investor will enter into a registration rights agreement by and among New Mondee and certain other parties there to (the “Registration Rights Agreement”), pursuant to which the Additional Investor will be entitled to certain registration rights in respect of the Additional Shares.

The PIPE Shares and Additional Shares to be issued pursuant to the PIPE Investment and Additional Investment have not been registered under the Securities Act and will be issued in reliance on the availability of an exemption from such registration.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities, those necessary to prepare for the Initial Public Offering, and subsequent to the Initial Public Offering, identifying a target company for an initial Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination, at the earliest. We generate non-operating income in the form of interest income on marketable securities held in a trust account, and recognize changes in the fair value of warrant liabilities as other income (loss). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2022, we had a net income of $432,866, which consists of interest earned on marketable securities held in Trust Account of $7,540 and changes in fair value of warrant liabilities of $2,730,750, partially offset by $2,118,238 of expenses related to Company’s pending Business Combination and $187,186 of other operational costs.

For the three months ended March 31, 2021, we had a net income of $131,394, which consists of interest earned on marketable securities held in Trust Account of $18,916, unrealized gain on marketable securities held in Trust Account of $21,009, and changes in fair value of warrant liabilities of $868,875, partially offset by formation and operational costs of $102,055, and transaction costs allocated to warrant liabilities of $675,351.

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

Following the Initial Public Offering, the full exercise of the over-allotment option, and the sale of the private placement units, a total of $241,500,000 was placed in the trust account. We incurred $14,681,886 in costs related to the Initial Public Offering, including $5,250,000 of underwriting fees, $9,082,500 of deferred underwriting fees and $349,386 of other offering costs.

For the three months ended March 31, 2022, cash used in operating activities was $294,675. Net income of $432,866, was affected by change in fair value of warrant liabilities of $2,730,750 and interest earned on marketable securities held in Trust Account of $7,540. Changes in operating assets and liabilities provided $2,010,749 of cash for operating activities.

For the three months ended March 31, 2021, cash used in operating activities was $390,698. Net income of $131,394 was affected by change in fair value of warrant liabilities of $868,875, transaction costs allocated to warrant liabilities of $675,351, interest earned on marketable securities held in Trust Account of $18,916, and an unrealized gain on marketable securities held in Trust Account of $21,009. Changes in operating assets and liabilities used $288,643 of cash for operating activities.

As of March 31, 2022, we had marketable securities held in the Trust Account of $241,608,163 consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2022, we had cash of $230,529. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

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

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business for one year from this filing. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial

Business Combination. Moreover, we may need to obtain additional financing or draw on loans provided to us by our Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon completion of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of a Business Combination. If we are unable to complete the Business Combination because it does not have sufficient funds available, we will be forced to cease operations and liquidate the Trust Account. In addition, following the Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet its obligations.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Codification Subtopic 205-40, “Presentation of Financial Statements – Going Concern,” the date for mandatory liquidation and dissolution raises substantial doubt about the Company’s ability to continue as a going concern through February 1, 2023, (the scheduled liquidation date of the Company if it does not complete a Business Combination prior to such date). Management’s plan to alleviate the substantial doubt is to complete a business combination prior to February 1, 2023. The Company entered into a definitive Business Combination Agreement on December 20, 2021 and is in the process of completing this Business Combination. Management has assessed the likelihood of whether it will be able to carry out its plan to complete this business combination prior to February 1, 2023. Management believes, as it is contractual, the business combination will occur prior to the termination date set forth in the Business Combination Agreement of July 3, 2022, which is before the date of the mandatory liquidation date. As such, based on these factors and other considerations, Management believes that its plan alleviates the substantial doubt raised by the date for mandatory liquidation described above.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Underwriting Agreement

The underwriters are entitled to a deferred fee of (i) 3.5% of the gross proceeds of the initial 21,000,000 public units sold in the Initial Public Offering, or $7,350,000, and (ii) 6% of the gross proceeds from the public units sold pursuant to the over-allotment option, or $1,732,500. The deferred fee of $9,082,500 will become payable to the underwriters from the amounts held in the trust account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

Vendor Agreements

On October 4, 2021, the Company entered into an agreement with Deutsche Bank Securities Inc. for placement agency services in connection with the PIPE and customary capital market advisement services related to the pending Business Combination. The agreement calls for the vendor to receive a contingent fee equal to 7% of the gross proceeds of securities sold in the PIPE placement and capped at $3,500,000.

On October 4, 2021, the Company entered into an agreement with AXIA Capital Markets LLC for fund-raising services in connection with the PIPE and capital markets advisory services related to the pending Business Combination. The agreement calls for the vendor to receive a contingent fee equal to $500,000, plus 3.5% of the gross proceeds of securities sold in the PIPE placement exceeding $50,000,000 and capped at $1,500,000.

On December 15, 2021, the Company entered into an agreement with Cantor Fitzgerald & Co. for capital market advisement services related to the Business Combination Agreement. The agreement calls for the vendor to receive a contingent fee in the amount of $1,000,000 upon the consummation of the Business Combination.

On January 24, 2022, the Company entered into an agreement with a D.A. Davidson & Co. for capital markets advisory services related to the pending Business Combination Agreement. The agreement calls for the vendor to receive a contingent fee in the amount of $500,000 upon the consummation of the Business Combination.

On February 1, 2022, the Company entered into an agreement with a Northland Securities, Inc. for capital markets advisory services related to the pending Business Combination Agreement. The agreement calls for the vendor to receive a contingent fee in the amount of $625,000 upon the consummation of the Business Combination.

As of December 31, 2021, the Company entered into an agreement with a vendor for an insurance policy, which the vendor will only receive insurance run-off premium in the amount of approximately $1,100,000 upon the consummation of the Business Combination. As of March 31, 2022, approximately $33,000 is included in accrued expenses in the accompanying condensed consolidated balance sheet.

As of March 31, 2022, the Company incurred legal fees of approximately $1,941,000 which is included in deferred legal fees in the accompanying condensed consolidated balance sheet. These fees will only become due and payable upon the consummation of an initial Business Combination.

Critical Accounting Policies

The preparation of condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Warrant Liabilities

We account for the warrants issued in connection with our Initial Public Offering in accordance with the guidance contained in ASC 815 under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. The private placement warrants and the public warrants, for periods where no observable traded price was available, are valued using the Black-Scholes option pricing model, and the Monte Carlo Model, respectively. For periods subsequent to the detachment of the public warrants from the public units, on March 22, 2021, the public warrant quoted market price on the Nasdaq Stock Market LLC was used as the fair value as of each relevant date.

Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, all ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our condensed consolidated balance sheets.

Net Income (Loss) Per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period. Subsequent measurement of the redeemable shares of Class A ordinary shares is excluded from income (loss) per ordinary share as the redemption value approximates fair value.

The calculation of diluted income (loss) per ordinary share does not consider the effect of the warrants underlying the units issued in connection with the (i) Initial Public Offering, and (ii) the private placement, since the exercise of the warrants is contingent upon the occurrence of future events. The outstanding warrants are exercisable to purchase 12,412,500 Class A ordinary shares in the aggregate. As of March 31, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company, except for the 787,500 founder shares in March 31, 2021 which are no longer forfeitable and thus included for dilutive purposes.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In connection with the pending Business Combination, one purported stockholder has sent a demand letter. No amount of damages is stated in the demand letter. The Company believes that the threatened lawsuit is without merit and, if filed, the Company intends to defend the matters vigorously. The Company is currently unable to reasonably determine the outcome of any potential litigation or estimate any potential losses, and, as such, have not recorded a loss contingency. There is no other material litigation, arbitration or governmental proceedings currently pending against the Company or any members of its management team in their capacity as such.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K filed with the SEC. As of the date of this Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITHAX ACQUISITION CORP.

Date: May 9, 2022	By:	/s/ Orestes Fintiklis
	Name:	Orestes Fintiklis
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2022	By:	/s/ Dimitrios Athanasopoulos
	Name:	Dimitrios Athanasopoulos
	Title:	Chief Financial Officer, Treasurer and Director
(Principal Financial and Accounting Officer)