Form 10-Q
period 2022-06-30
Mondee Holdings, Inc.
filed 2022-08-15
CIK 1828852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number: 001-39943

MONDEE HOLDINGS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	88-3292448
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10800 Pecan Park Blvd. Suite 315 Austin, Texas 78750
(Address of principal executive offices)

(650) 646-3320
(Issuer’s telephone number)

ITHAX Acquisition Corp.
555 Madison Avenue
Suite 11A
New York, NY
(Former Name or Former Address, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, $0.0001 par value per share	MOND	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50 per share	MONDW	The Nasdaq Stock Market LLC

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of August 12, 2022, there were 81,247,218 shares of Class A common stock, par value $0.0001 per share issued and outstanding.

MONDEE HOLDINGS, INC. (F/K/A ITHAX ACQUISTION CORP.)

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

MONDEE HOLDINGS, INC.

(F/K/A ITHAX ACQUISITION CORP.)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash	$156,703	$525,204
Prepaid expenses	34,708	23,750
Cash and marketable securities held in Trust Account	241,937,059	—
Total Current Assets	242,128,470	548,954

Cash and marketable securities held in Trust Account	—	241,600,623
TOTAL ASSETS	$242,128,470	$242,149,577

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$682,972	$211,548
Deferred business combination fees payable	7,032,982	—
Deferred underwriting fee payable	9,082,500	—
Total Current Liabilities	16,798,454	211,548

Deferred underwriting fee payable	—	9,082,500
Warrant liabilities	3,599,625	6,702,750
TOTAL LIABILITIES	20,398,079	15,996,798

Commitments and Contingencies

Class A ordinary shares subject to possible redemption; 24,150,000 shares at redemption value as of June 30, 2022 and December 31, 2021	241,937,059	241,600,623

Shareholders’ Deficit
Preference shares, $0.001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.001 par value; 100,000,000 shares authorized; 675,000 shares issued and outstanding (excluding 24,150,000 shares subject to possible redemption) as of June 30, 2022 and December 31, 2021	675	675
Class B ordinary shares, $0.001 par value; 10,000,000 shares authorized; 6,037,500 shares issued and outstanding as of June 30, 2022 and December 31, 2021	6,038	6,038
Additional paid-in capital	—	—
Accumulated deficit	(20,213,381)	(15,454,557)
Total Shareholders’ Deficit	(20,206,668)	(15,447,844)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$242,128,470	$242,149,577

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MONDEE HOLDINGS, INC.

(F/K/A ITHAX ACQUISITION CORP.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Formation and operating costs	$5,556,525	$154,906	$7,861,949	$256,961
Loss from operations	(5,556,525)	(154,906)	(7,861,949)	(256,961)

Other income (loss):
Income earned on marketable securities held in Trust Account	328,896	30,198	336,436	49,114
Unrealized (loss) gain on marketable securities held in Trust Account	—	(20,060)	—	949
IPO transaction costs allocated to warrant liabilities	—	—	—	(675,351)
Change in fair value of warrant liabilities	372,375	2,110,125	3,103,125	2,979,000
Total other income, net	701,271	2,120,263	3,439,561	2,353,712

Net (loss) income	$(4,855,254)	$1,965,357	$(4,422,388)	$2,096,751

Weighted average shares outstanding of Class A ordinary shares subject to possible redemption	24,150,000	24,150,000	24,150,000	19,880,387
Basic and diluted net (loss) income per share, Class A ordinary shares subject to possible redemption	$(0.16)	$0.06	$(0.14)	$0.08

Weighted average shares outstanding of Non-redeemable ordinary shares	6,712,500	6,712,500	6,712,500	6,453,936
Basic and diluted net (loss) income per share, Non-redeemable ordinary shares	$(0.16)	$0.06	$(0.14)	$0.08

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MONDEE HOLDINGS, INC.

(F/K/A ITHAX ACQUISITION CORP.)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Earnings	Capital	Deficit	Deficit
Balance — January 1, 2022	675,000	$675	6,037,500	$6,038	$—	$(15,454,557)	$(15,447,844)

Subsequent measurement of Class A ordinary shares to redemption amount	—	—	—	—	—	(7,540)	(7,540)

Net income	—	—	—	—	—	432,866	432,866

Balance — March 31, 2022	675,000	$675	6,037,500	$6,038	$—	$(15,029,231)	$(15,022,518)

Subsequent measurement of Class A ordinary shares to redemption amount	—	—	—	—	—	(328,896)	(328,896)

Net loss	—	—	—	—	—	(4,855,254)	(4,855,254)

Balance – June 30, 2022	675,000	$675	6,037,500	$6,038	$—	$(20,213,381)	$(20,206,668)

THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Earnings	Capital	Deficit	Equity (Deficit)
Balance — January 1, 2021	—	$—	6,037,500	$6,038	$18,962	$(4,891)	$20,109

Sale of 675,000 Private Placement Units, net of initial fair value of Private Placement Warrants and offering costs	675,000	675	—	—	6,435,891	—	6,436,566

Subsequent measurement of Class A ordinary shares to redemption amount	—	—	—	—	(6,454,853)	(18,700,607)	(25,155,460)

Net income	—	—	—	—	—	131,394	131,394

Balance — March 31, 2021	675,000	$675	6,037,500	$6,038	$—	$(18,574,104)	$(18,567,391)

Subsequent measurement of Class A ordinary shares to redemption amount	—	—	—	—	—	(10,138)	(10,138)

Net income	—	—	—	—	—	1,965,357	1,965,357

Balance – June 30, 2021	675,000	$675	6,037,500	$6,038	$—	$(16,618,885)	$(16,612,172)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MONDEE HOLDINGS, INC.

(F/K/A ITHAX ACQUISITION CORP.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
	2022	2021
Cash Flows from Operating Activities:
Net (loss) income	$(4,422,388)	$2,096,751
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Income earned on marketable securities held in Trust Account	(336,436)	(49,114)
Unrealized gain on marketable securities held in Trust Account	—	(949)
Change in fair value of warrant liabilities	(3,103,125)	(2,979,000)
IPO transaction costs allocated to warrant liabilities	—	675,351
Changes in operating assets and liabilities:
Prepaid expenses	(10,958)	(208,960)
Accrued expenses	471,424	5,620
Accrued offering costs	—	(15,000)
Deferred fees	7,032,982	—
Net cash used in operating activities	(368,501)	(475,301)

Cash Flows from Investing Activities:
Investment of cash into trust Account	—	(241,500,000)
Net cash used in investing activities	—	(241,500,000)

Cash Flows from Financing Activities:
Proceeds from initial public offering, net of underwriting discounts paid	—	236,250,000
Proceeds from sale of Private Placements Units	—	6,750,000
Proceeds from promissory note – related party	—	44,708
Repayment of convertible promissory note – related party	—	(88,264)
Payment of offering costs	—	(253,314)
Net cash provided by financing activities	—	242,703,130

Net Change in Cash	(368,501)	727,829
Cash – Beginning	525,204	1,000
Cash – Ending	$156,703	$728,829

Non-cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$17,966
Subsequent measurement of Class A ordinary shares to redemption amount	$336,436	$25,165,598
Deferred underwriting fee payable	$—	$9,082,500
Initial classification of warrant liabilities	$—	$11,422,875

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MONDEE HOLDINGS, INC.

(F/K/A ITHAX ACQUISITION CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Mondee Holdings, Inc., formerly known as ITHAX Acquisition Corp. (the “Company”), was a blank check company incorporated as a Cayman Islands exempted company on October 2, 2020, and was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (“Business Combination”).

Domestication and Mergers

As previously announced, ITHAX Acquisition Corp. (“ITHAX” and, after the Domestication as described below, “New Mondee” or the Company), a Cayman Islands exempted company, previously entered into that certain Business Combination Agreement, dated as of December 20, 2021 (as may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”), by and among ITHAX, Ithax Merger Sub I, LLC, a Delaware limited liability company and wholly owned subsidiary of ITHAX (“First Merger Sub”), Ithax Merger Sub II, LLC a Delaware limited liability company and wholly owned subsidiary of ITHAX (“Second Merger Sub”) and Mondee Holdings II, Inc., a Delaware corporation (“Mondee”).

On July 18, 2022, the parties to the Business Combination Agreement entered into a waiver, pursuant to which they agreed to waive the following closing conditions under the Business Combination Agreement: (i) that the ITHAX Class A ordinary shares (as defined below) shall continue to be listed on the Nasdaq Capital Market as of the Closing Date (as defined below), given that the shares listed on the Nasdaq Global Market as of the Closing Date; and (ii) ITHAX is required to maintain a minimum cash balance of $150.0 million at the Closing Date (the “Minimum Cash Condition”).

On July 18, 2022, as contemplated by the Business Combination Agreement and described in the section titled “Domestication Proposal” beginning on page 183 of the final prospectus and definitive proxy statement, dated June 27, 2022 (the “Proxy Statement/Prospectus”) filed with the Securities and Exchange Commission (the “SEC”) and following approval by ITHAX’s shareholders at an extraordinary general meeting of shareholders held on July 15, 2022, ITHAX filed a notice of deregistration with the Cayman Islands Registrar of Companies, together with the necessary accompanying documents, and filed the Interim Charter (as defined below), the New Mondee Certificate of Incorporation (as defined below), and a certificate of corporate domestication with the Secretary of State of the State of Delaware, under which ITHAX was domesticated and continues as a Delaware corporation, changing its name to “Mondee Holdings, Inc.” (the “Domestication”).

As a result of and upon the effective time of the Domestication, among other things: (i) immediately prior to the PIPE Financing (as defined below), each issued and outstanding Class A ordinary share, par value $0.001 per share, of ITHAX (the “Class A ordinary shares”), converted into one share of Class A common stock, par value $0.0001 per share, of New Mondee (the “New Mondee Common Stock”); (ii) upon the First Effective Time (as defined below), each issued and outstanding Class B ordinary share, par value $0.001 per share, of ITHAX (the “Class B ordinary shares”) converted into one share of Class B common stock, par value $0.0001 per share, of New Mondee (the “New Mondee Class B Common Stock”); (iii) pursuant to the Domestication, each issued and outstanding whole warrant representing the right to purchase Class A ordinary shares of ITHAX automatically converted into the right to purchase one share of New Mondee Common Stock at an exercise price of $11.50 per share on substantially the same terms and conditions set forth in the Amended and Restated Warrant Agreement between Continental Stock Transfer & Trust Company (“Continental”) and New Mondee, dated July 18, 2022 (the “Amended and Restated Warrant Agreement”); (iv) pursuant to the Domestication, the governing documents of ITHAX were replaced with the certificate of incorporation of New Mondee (the “Interim Charter”), and upon the First Effective Time, the Interim Charter was replaced with the amended and restated certificate of incorporation of New Mondee (f/k/a ITHAX Acquisition Corp.) (the “New Mondee Certificate of Incorporation”) and the bylaws of New Mondee (the “New Mondee Bylaws”) as described in the Proxy Statement/Prospectus; and (v) pursuant to the First Effective Time, New Mondee’s name changed to “Mondee Holdings, Inc.” In connection with clauses (i) through (iii) of this paragraph, each issued and outstanding unit of ITHAX that had not been previously separated into the underlying Class A ordinary shares of ITHAX and the underlying warrants of ITHAX prior to the Domestication were cancelled and the holder thereof was entitled to receive one share of New Mondee Common Stock and one-half of one warrant, with each whole warrant representing the right to purchase one share of New Mondee Common Stock at an exercise price of $11.50 per share, on the terms and subject to the conditions set forth in the Amended and Restated Warrant Agreement.

MONDEE HOLDINGS, INC.

(F/K/A ITHAX ACQUISITION CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

On July 18, 2022 (the “Closing Date”), following the Domestication, First Merger Sub merged with and into Mondee, with Mondee surviving such merger as a wholly owned subsidiary of New Mondee (the “First Merger,” and the time at which the First Merger became effective, the “First Effective Time”), and immediately following the First Merger, Mondee merged with and into Second Merger Sub, with Second Merger Sub surviving such merger as a wholly owned subsidiary of New Mondee (the “Second Merger,” together with the First Merger, the “Mergers,” and the time that the Second Merger became effective being referred to as the “Second Effective Time”).

In accordance with the terms and subject to the conditions of the Business Combination Agreement, at the First Effective Time, (i) all shares of common stock of Mondee outstanding as of immediately prior to the First Effective Time were cancelled and automatically converted into the right to receive an aggregate of 60,800,000 shares of New Mondee Common Stock (the “Merger Consideration”), (ii) all shares of common stock of Mondee held in treasury of Mondee and all shares of Mondee common stock owned by any direct or indirect wholly owned subsidiary of Mondee immediately prior to the First Effective Time were cancelled without any conversion thereof, (iii) each issued and outstanding unit of First Merger Sub immediately prior to the First Effective Time were converted into and exchanged for one validly issued, fully paid and nonassessable share of common stock of the first surviving company (the “First Surviving Company Common Stock”), (iv) pursuant to the New Mondee Certificate of Incorporation, each share of New Mondee Class B Common Stock was converted into one share (subject to adjustment) of New Mondee Common Stock and New Mondee changed its name to “Mondee Holdings, Inc.,” and (v) New Mondee and Continental entered into the Amended and Restated Warrant Agreement.

In accordance with the terms and subject to the conditions of the Business Combination Agreement, at the Second Effective Time, (a) each issued and outstanding share of First Surviving Company Common Stock was automatically cancelled and ceased to exist as of the Second Effective Time; and (b) each issued and outstanding unit of Second Merger Sub immediately prior to the Second Effective Time was automatically converted into and exchanged for one validly issued, fully paid and nonassessable interest of the second surviving company.

As a result of the Business Combination, all outstanding Units (as defined below) were cancelled and separated into one Class A ordinary share and one-half of one redeemable ITHAX warrant. Subsequently a total of 1,513,468 Class A ordinary shares were converted into 1,513,468 shares of New Mondee Common Stock, 5,433,750 Class B ordinary shares were converted into 5,433,750 shares of New Mondee Common Stock, and 12,412,500 redeemable ITHAX warrants representing the right to purchase one Class A ordinary share were adjusted to represent the right to purchase one share of New Mondee Common Stock.

The accompanying unaudited condensed consolidated financial statements reflect the accounts and activities of only ITHAX, First Merger Sub, and Second Merger Sub, as of June 30, 2022, prior to the closing date.

Business Prior to the Business Combination

Prior to the Business Combination, ITHAX Acquisition Corp. had two wholly owned subsidiaries which were formed on December 9, 2021, First Merger Sub and Second Merger Sub. On the Closing Date, First Merger Sub merged with and into Mondee, with Mondee surviving the First Merger, and immediately following the First Merger, Mondee merged with and into Second Merger Sub, with Second Merger Sub surviving the Second Merger.

All activity for the period from October 2, 2020 (inception) through June 30, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, identifying a target company for a Business Combination and consummating the acquisition of Mondee.

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

MONDEE HOLDINGS, INC.

(F/K/A ITHAX ACQUISITION CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

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

Following the closing of the Initial Public Offering on February 1, 2021, an amount of $241,500,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Units was placed in a trust account (the “Trust Account”) located in the United States and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account.

Risks and Uncertainties

Management is currently evaluating the impact of the novel coronavirus disease 2019 (COVID-19) pandemic and has concluded that while it is reasonably possible that the virus could have or could have had a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of the condensed consolidated financial statements. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Going Concern Assessment

As of June 30, 2022, the Company had cash of $156,703 not held in the Trust Account and available for working capital purposes. As of June 30, 2022, the Company had working capital of $225,330,016 which includes cash and marketable securities held in trust account of $241,937,059, deferred business combination fees payable of $7,032,982 and deferred underwriting fee payable of $9,082,500.

Until June 30, 2022, and through the closing date, the Company used the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination with Mondee. The Company completed its Business Combination on July 18, 2022 with Mondee, and in connection therewith has raised sufficient capital for its operations. See Note 10.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements reflect the accounts and activities of only ITHAX, First Merger Sub, and Second Merger Sub as of June 30, 2022, prior to the closing date, and do not reflect the accounting for the business combination. As a result, the accompanying unaudited condensed consolidated financial statements will not reflect the historical operations of the Company that will be reported by the Company for periods subsequent to the closing date.

MONDEE HOLDINGS, INC.

(F/K/A ITHAX ACQUISITION CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 10, 2022. The accompanying condensed consolidated balance sheet as of December 31, 2021 has been derived from our audited consolidated financial statements included in the aforementioned Form 10-K. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries prior to the Closing Date. All significant intercompany balances and transactions have been eliminated in consolidation.

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

MONDEE HOLDINGS, INC.

(F/K/A ITHAX ACQUISITION CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.

Cash and Marketable Securities Held in Trust Account

At June 30, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in mutual funds which are invested primarily in U.S. Treasury Securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in income earned on marketable securities held in Trust Account in the accompanying condensed consolidated statements of operations. Unrealized gains and losses on marketable securities held in Trust Account are included in the accompanying condensed consolidated statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. See Note 10 for the disposition of the Trust Account at the Closing Date.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”). Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2021, all Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed consolidated balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the subsequent measurement of the initial book value to redemption amount. Subsequent measurement to the carrying value of redeemable Class A ordinary shares is due to income and unrealized gains or losses on the marketable securities held in the Trust Account. The change in the carrying value of redeemable Class A ordinary shares resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

At June 30, 2022 and December 31, 2021, the Class A ordinary shares subject to possible redemption reflected in the condensed consolidated balance sheets are reconciled in the following table:

Gross proceeds	$241,500,000
Less:
Proceeds allocated to Public Warrants	(11,109,000)
Class A ordinary shares issuance costs	(14,006,535)
Plus:
Subsequent measurement of carrying value to redemption value	25,216,158
Class A ordinary shares subject to possible redemption - December 31, 2021	241,600,623
Plus:
Subsequent measurement of carrying value to redemption value	336,436
Class A ordinary shares subject to possible redemption – June 30, 2022	$241,937,059

The Company increased the carrying amount of Class A Ordinary Shares subject to possible redemption for the six months ended June 30, 2022 for income earned on marketable securities held in Trust Account.

MONDEE HOLDINGS, INC.

(F/K/A ITHAX ACQUISITION CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

See Note 10 for the number of Class A ordinary shares redeemed on the Closing Date.

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering.” Accordingly, offering costs totaling $14,681,886 (consisting of $5,250,000 in underwriters’ discount, $9,082,500 in deferred underwriters’ discount, and $349,386 of other offering expenses) have been allocated to the separable financial instruments issued in the Initial Public Offering using a with-or-without method compared to total proceeds received. Offering costs associated with warrant liabilities of $675,351 have been expensed and presented as non-operating expenses in the condensed consolidated statements of operations and offering costs of $14,006,535 associated with the Class A ordinary shares and Private Placement Units were initially charged to temporary equity and then subsequently measured to ordinary shares subject to possible redemption upon the completion of the Initial Public Offering in February 2021.

Warrant Liabilities

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. There are no changes in this assessment as of June 30, 2022.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s condensed consolidated financial statements and prescribes a recognition threshold and measurement process for condensed consolidated financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

ITHAX was considered an exempted Cayman Islands company and was not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. ITHAX’s United States subsidiaries had no activity for the three and six months ended June 30, 2022 and 2021 and has deemed any income tax obligations as of June 30, 2022 to be immaterial.

MONDEE HOLDINGS, INC.

(F/K/A ITHAX ACQUISITION CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

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

The calculation of diluted income (loss) per ordinary share does not consider the effect of the warrants underlying the units issued in connection with the (i) Initial Public Offering, and (ii) the private placement, since the exercise of the warrants is contingent upon the occurrence of future events. The outstanding warrants are exercisable to purchase 12,412,500 Class A ordinary shares in the aggregate. As of June 30, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company, except for the 787,500 founder shares as of June 30, 2021 which are no longer forfeitable as of that date, and thus included for dilutive purposes.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except share amounts):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2022		2021		2022		2021
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
Basic and diluted net (loss) income per ordinary share
Numerator:
Allocation of net (loss) income	$(3,799,251)	$(1,056,003)	$1,537,898	427,459	$(3,460,532)	$(961,856)	$1,582,886	513,865
Denominator:
Basic and diluted weighted average shares outstanding	24,150,000	6,712,500	24,150,000	6,712,500	24,150,000	6,712,500	19,880,387	6,453,936
Basic and diluted net (loss) income per ordinary share	$(0.16)	$(0.16)	$0.06	0.06	$(0.14)	$(0.14)	$0.08	0.08

Refer to Note 1 and Note 6 for the issuance of common stock after June 30, 2022.

Deferred Business Combination Fees Payable

At June 30, 2022, deferred business combination fees payable include $2,200,000 of legal expense, $395,535 of printing expense, and $4,437,446 of advisory and other transactional related expenses incurred in connection with the Business Combination with Mondee. The total deferred business combination fees payable were accrued as of June 30, 2022, however payment of these fees was contingent upon the closing of the Business Combination, which occurred on July 18, 2022. These expenses are included in formation and operating costs in the accompanying unaudited consolidated statement of operations. At December 31, 2021, there were no deferred business combination fees payable.

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

MONDEE HOLDINGS, INC.

(F/K/A ITHAX ACQUISITION CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

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

MONDEE HOLDINGS, INC.

(F/K/A ITHAX ACQUISITION CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 24,150,000 Units, which includes a full exercise by the underwriters of their over-allotment option in the amount of 3,150,000 Units, at a price of $10.00 per Unit. Each Unit consisted of one Class A ordinary share and one-half of one contingently redeemable warrant (each, a “Public Warrant”). Each whole Public Warrant entitled the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment, and following the Closing Date now entitles the holder to purchase one share of New Mondee Common Stock at a price of $11.50 per share, subject to adjustment (see Note 8).

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, including the exercise by the underwriters of their over-allotment option, the Sponsor and Cantor purchased an aggregate of 675,000 Private Placement Units, at a price of $10.00 per Private Placement Unit, for an aggregate purchase price of $6,750,000, in a private placement. The Sponsor purchased 465,000 Private Placement Units and Cantor purchased 210,000 Private Placement Units. Each Private Placement Unit consisted of one Class A ordinary share (each, a “Private Placement Share” or, collectively, “Private Placement Shares”) and one-half of one contingently redeemable warrant (each, a “Private Placement Warrant,” together with the Public Warrants the “Warrants”). Each Private Placement Warrant is exercisable to purchase one non-redeemable share of New Mondee Common Stock at a price of $11.50 per share. The Private Placement Shares are classified in permanent equity as they are non-redeemable. A portion of the proceeds from the Private Placement Units were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company had not completed a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units would have been used to fund the redemption of all of the Public Shares (subject to the requirements of applicable law), and the Private Placement Units and all underlying securities would have expired worthless.

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

MONDEE HOLDINGS, INC.

(F/K/A ITHAX ACQUISITION CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

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

Administrative Services Agreement

The Company entered into an agreement, commencing January 27, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of $10,000 per month for office space, secretarial, and administrative support services. For the three and six months ended June 30, 2022, the Company incurred and paid $30,000 and $60,000 in fees for these services, respectively. For the three and six months ended June 30, 2021, the Company incurred and paid $30,000 and $50,000 in fees for these services, respectively. Upon completion of the Business Combination, the Company ceased paying these monthly fees.

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

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration and Shareholder Rights

Pursuant to a registration rights agreement entered into on January 27, 2021 (the “IPO Registration Rights Agreement”), the holders of the Founder Shares (and any Class A ordinary shares issued upon conversion of the Founder Shares), Private Placement Units (and the underlying securities), and units (and the underlying securities) that may be issued on conversion of Working Capital Loans will be entitled to registration rights pursuant to a registration rights agreement requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to Class A ordinary shares). The holders of these securities will be entitled to make up to three demands, excluding short form demands, that the Company register the offer and sale of such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register the resale of such securities pursuant to Rule 415 under the Securities Act. The IPO Registration Rights Agreement does not contain liquidated damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements. At the closing of the Business Combination, the Company entered into a registration rights agreement, with the Sponsor, certain former stockholders of Mondee, and the other parties thereto, as further described below.

MONDEE HOLDINGS, INC.

(F/K/A ITHAX ACQUISITION CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

Underwriting Agreement

The underwriters are entitled to a deferred fee of (i) 3.5% of the gross proceeds of the initial 21,000,000 Units sold in the Initial Public Offering, or $7,350,000, and (ii) 6% of the gross proceeds from the Units sold pursuant to the over-allotment option, or up to $1,732,500. The deferred fee of $9,082,500 is payable to the underwriters at the closing of the Business Combination, subject to the terms of the underwriting agreement.

Business Combination Agreement

As previously announced, ITHAX previously entered into that certain Business Combination Agreement. The total deferred business combination fees payable were accrued as of June 30, 2022, however payment of these fees was contingent upon the closing of the Business Combination, which occured on July 18, 2022. The Business Combination consummated on July 18, 2022 (see Note 1).

PIPE Investment

Concurrently with the execution of the Business Combination Agreement, ITHAX entered into Subscription Agreements (the “Subscription Agreements”) with certain “qualified institutional buyers” (as defined in Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”)) and accredited investors (together, the “Initial PIPE Investors”), pursuant to which the Initial PIPE Investors have agreed to subscribe for and purchase, and ITHAX has agreed to issue and sell to the Initial PIPE Investors, an aggregate of 5,000,000 shares of New Mondee Common Stock at a price of $10.00 per share, for aggregate gross proceeds of $50,000,000 (the “Initial PIPE Investment”). Subsequently, on April 21, 2022, ITHAX entered into a Subscription Agreement with an additional investor (the “Additional PIPE Investor” together with the Initial PIPE Investors the “PIPE Investors”) pursuant to which the Additional PIPE Investor agreed to subscribe for and purchase, and ITHAX has agreed to issue and sell to the Additional PIPE Investor, 2,000,000 shares of New Mondee Common Stock at a price of $10.00 per share, for gross proceeds of $20,000,000 (the “Additional PIPE Investment”). The aggregate gross proceeds to New Mondee from the Initial PIPE Investment and the Additional PIPE Investment of 7,000,000 shares (the “PIPE Shares”) equaled $70,000,000 (the “PIPE Financing”). The offer and sale of the shares of New Mondee Common Stock issued in the PIPE Financing pursuant to the Subscription Agreements have not been registered under the Securities Act in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act. ITHAX granted the PIPE Investors certain registration rights in connection with the PIPE Financing. The PIPE Financing was consummated immediately prior to the First Effective Time.

Registration Rights Agreement

On July 18, 2022, New Mondee, the Sponsor, certain former stockholders of Mondee, and the other parties thereto entered into the Registration Rights Agreement (the “Registration Rights Agreement”), pursuant to which, among other things, the parties thereto have been granted certain customary registration rights with respect to their respective shares of New Mondee Common Stock. An aggregate of 74,300,000 shares of New Mondee Common Stock are subject to resale registration rights. Such shares include (i) the 7,000,000 PIPE Shares; (ii) up to 60,800,000 Merger Consideration shares; and (iii) an aggregate of up to 6,500,000 Earn-Out Shares (as described below). Pursuant to the Registration Rights Agreement, New Mondee agreed that, within thirty (30) calendar days after the Closing Date, it will file with the SEC a registration statement registering the resale of the Registrable Securities (the “Resale Registration Statement”), and New Mondee will use its commercially reasonable efforts to have the Resale Registration Statement declared effective by the SEC as soon as practicable after the filing thereof. In certain circumstances, the holders party to the Registration Rights Agreement can request to sell in an underwritten offering that is registered pursuant to a Shelf available at such time (an “Underwritten Shelf Takedown”). The Sponsor may not demand more than one (1) Underwritten Shelf Takedown and the other Holders (as defined in the Registration Rights Agreement) may demand not more than two (2) Underwritten Shelf Takedowns. Both the Sponsor and the other Holders will be entitled to piggyback registration rights, in each case subject to certain limitations set forth in the Registration Rights Agreement.

Under the Registration Rights Agreement, New Mondee agreed to indemnify the holders against any losses or damages resulting from any untrue statement or omission or alleged untrue statement or omission of a material fact in any registration statement, prospectus, or preliminary prospectus or any amendment thereof, pursuant to which the holders sell their equity securities, unless such liability arose from the holders’ misstatement or omission, and each of the holders, severally and individually, will agree to indemnify New Mondee against any losses or damages caused by such holder’s material misstatements or omissions in those documents.

MONDEE HOLDINGS, INC.

(F/K/A ITHAX ACQUISITION CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

Sponsor Support Agreement

In connection with the execution of the Business Combination Agreement, ITHAX entered into a sponsor support agreement with the Sponsor and Mondee (the “Sponsor Support Agreement”), pursuant to which the Sponsor agreed to, among other things, vote all of the 6,472,500 ordinary shares of ITHAX in favor of the approval of the Transactions and to waive any redemption rights with respect to any ordinary shares held by it. The Sponsor did not receive separate consideration for its waiver of redemption rights in the Sponsor Support Agreement. In addition, the Sponsor agreed that 603,750 Class B ordinary shares issued in connection with ITHAX’s Initial Public Offering (which were converted to 603,750 shares of New Mondee Class B Common Stock in connection with the Domestication) would be forfeited if the Minimum Cash Condition contemplated by the Business Combination Agreement was not satisfied as of the Closing Date. Since the Minimum Cash Condition was waived and not satisfied, the Sponsor forfeited 603,750 shares of New Mondee Class B Common Stock at the Closing Date in accordance with the terms of the Sponsor Support Agreement.

Stockholder Support Agreement

Pursuant to the Business Combination Agreement, Mondee and Mondee Holdings, LLC entered into a Support Agreement (the “Stockholder Support Agreement”) with ITHAX, pursuant to which Mondee Holdings, LLC, among other things, agreed to vote to adopt and approve the Business Combination Agreement and all other documents and transactions contemplated thereby.

Earn-out Agreement

Pursuant to the Business Combination Agreement, ITHAX entered into an earn-out agreement (the “Earn-Out Agreement”) with certain signatories thereto (the “Members”), pursuant to which ITHAX has agreed, among other things that in connection with and upon the First Merger, New Mondee may issue to the Members an aggregate of up to 9,000,000 shares of New Mondee Common Stock (the “Earn-Out Shares”), with the Earn-Out Shares vesting over the four-year period following the Closing Date based on the achievement of certain milestones related to the trading price of New Mondee Common Stock set forth in the Earn-Out Agreement. Upon the closing of the Business Combination, Prasad Gundumogula, who is the Chief Executive Officer of New Mondee, received 6,000,000 of the aggregate amount of Earn-Out Shares.

Vendor Agreements

On October 4, 2021, the Company entered into an agreement with a vendor for placement agency services in connection with the PIPE and customary capital market advisement services related to the pending Business Combination. The agreement calls for the vendor to receive a contingent fee equal to 7% of the gross proceeds of securities sold in the PIPE placement and capped at $3,500,000. The vendor terminated this agreement in June 2022 and no fees were paid or are payable to the vendor.

On October 4, 2021, the Company entered into an agreement with a vendor for fund-raising services in connection with the PIPE and capital markets advisory services related to the pending Business Combination. The agreement calls for the vendor to receive a contingent fee equal to $500,000, plus 3.5% on the gross proceeds of securities sold in the PIPE placement exceeding $50,000,000 and capped at $1,500,000. The fee of $1,200,000 was payable upon consummation of the Business Combination, which is included in deferred business combination fees payable in the accompany condensed consolidated balance sheet.

On December 15, 2021, the Company entered into an agreement with a vendor for capital market advisement services related to the Business Combination Agreement. The agreement calls for the vendor to receive a contingent fee in the amount of $1,000,000 upon the consummation of the Business Combination, which is included in deferred business combination fees payable in the accompanying condensed consolidated balance sheet.

On January 24, 2022, the Company entered into an agreement with a vendor for capital markets advisory services related to the pending Business Combination Agreement. The agreement calls for the vendor to receive a contingent fee in the amount of $500,000 upon the consummation of the Business Combination, which is included in deferred business combination fees payable in the accompanying condensed consolidated balance sheet.

On February 1, 2022, the Company entered into an agreement with a vendor for capital markets advisory services related to the pending Business Combination Agreement. The agreement calls for the vendor to receive a contingent fee in the amount of $500,000 upon the

MONDEE HOLDINGS, INC.

(F/K/A ITHAX ACQUISITION CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

consummation of the Business Combination, which is included in deferred business combination fees payable in the accompanying condensed consolidated balance sheet.

As of December 31, 2021 the Company entered into an agreement with a vendor for an insurance policy, which the vendor will only receive insurance run-off premium in the amount of approximately $1,100,000 upon the consummation of the Business Combination. The Company renegotiated the premiums to the amount of $750,000 which became payable upon consummation of the Business Combination.

As of June 30, 2022, the Company incurred legal fees of approximately $2,200,000 which are included in deferred business combination fees payable in the accompanying condensed consolidated balance sheet. These fees became payable upon the consummation of the Business Combination.

Legal Proceedings

In connection with the Business Combination, two purported stockholders sent demand letters. No amount of damages is stated in the demand letters. The Company believes that the threatened lawsuits are without merit and, if filed, the Company intends to defend the matters vigorously. The Company is currently unable to reasonably determine the outcome of any potential litigation or estimate any potential losses, and, as such, have not recorded a loss contingency. There is no other material litigation, arbitration or governmental proceedings currently pending against the Company or any members of its management team in their capacity as such.

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company was authorized to issue 1,000,000 preference shares with a par value of $0.001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2022 and December 31, 2021, there were no preference shares issued and outstanding.

Class A Ordinary Shares — The Company was authorized to issue 100,000,000 Class A ordinary shares with a par value of $0.001 per share. Holders of Class A ordinary shares were entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 675,000 Class A ordinary shares issued and outstanding, excluding 24,150,000 Class A ordinary shares subject to possible redemption, which are presented as temporary equity.

Class B Ordinary Shares — The Company was authorized to issue 10,000,000 Class B ordinary shares with a par value of $0.001 per share. Holders of Class B ordinary shares were entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 6,037,500 Class B ordinary shares issued and outstanding.

Holders of Class A ordinary shares and Class B ordinary shares voted together as a single class on all other matters submitted to a vote of shareholders, except as required by law; provided that only holders of Class B ordinary shares had the right to vote on the appointment of directors prior to the Company’s initial Business Combination.

The Class B ordinary shares automatically converted into Class A ordinary shares at the time of the Business Combination on a one-for-one basis, subject to adjustments , as described in Note 6 under Sponsor Support Agreement.

NOTE 8. WARRANTS

As of June 30, 2022 and December 31, 2021, there were 12,075,000 Public Warrants and 337,500 Private Placement Warrants outstanding.

Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable 30 days after the completion of the Business Combination. The Public Warrants will expire five years from the completion of the Business Combination or earlier upon redemption or liquidation.

MONDEE HOLDINGS, INC.

(F/K/A ITHAX ACQUISITION CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

The Company will not be obligated to deliver any shares of New Mondee Common Stock pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the New Mondee Common Stock underlying the warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration. No warrant will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption is available.

The Company has agreed that as soon as practicable, but in no event later than 15 business days, after the closing of a Business Combination, it will use its best efforts to file, and within 60 business days following a Business Combination to have declared effective, a registration statement covering the offer and sale of the shares of New Mondee Common Stock issuable upon exercise of the warrants. A registration statement on Form S-1 was filed with the SEC for such purposes on July 22, 2022. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the warrants in accordance with the provisions of the warrant agreement. No warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the offer and sale of the shares of New Mondee Common Stock issuable upon exercise of the warrants and a current prospectus relating to such New Mondee Common Stock. Notwithstanding the foregoing, if a registration statement covering the offer and sale of the shares of New Mondee Common Stock issuable upon exercise of the warrants is not effective within a specified period following the consummation of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis.

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

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of shares of New Mondee Common Stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a share dividend, or recapitalization, reorganization, merger or consolidation. However, except as described below, the warrants will not be adjusted for issuances of New Mondee Common Stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants.

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the shares of New Mondee Common Stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other

MONDEE HOLDINGS, INC.

(F/K/A ITHAX ACQUISITION CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

Refer to Note 1 and Note 6 for the Public and Private Placement Warrants disposition at the Closing Date.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		June 30,	December 31,
Description	Level	2022	2021
Assets:
Marketable securities held in Trust Account	1	$241,937,059	$241,600,623

Liabilities:
Warrant Liability – Public Warrants	1	$3,501,750	$6,520,500
Warrant Liability – Private Placement Warrants	3	$97,875	$182,250

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

MONDEE HOLDINGS, INC.

(F/K/A ITHAX ACQUISITION CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

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

The inputs used in the Black-Scholes model for Private Placement Units and the Monte Carlo Model for Public Units is as follows:

	February 1, 2021
	(Initial Measurement)		December 31, 2021	June 30, 2022
	Public	Private	Private	Private
Input	Warrants	Warrants	Warrants	Warrants
Ordinary Share Price	$9.55	$9.55	$9.82	$9.96
Exercise Price	$11.50	$11.50	$11.5	$11.50
Expected Life (in years)	5	5	5.26	5.01
Risk Free Interest Rate	0.49%	0.49%	1.3%	3.10%
Volatility	19.00%	19.00%	9.9%	2.90%
Dividend Yield	0.00%	0.00%	0.00%	0.00%
Redemption Trigger (20 of 30 trading days)	$18.00	N/A	N/A	N/A

The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2021	$—	$—	$—
Initial measurement on February 1, 2021	313,875	11,109,000	11,422,875
Change in fair value	(131,625)	(2,898,000)	(3,029,625)
Transfers to Level 1	—	(8,211,000)	(8,211,000)
Fair value as of December 31, 2021	$182,250	$—	$182,250
Change in fair value	(74,250)	—	(74,250)
Fair value as of March 31, 2022	$108,000	$—	$108,000
Change in fair value	(10,125)	—	(10,125)
Fair value as of June 30, 2022	$97,875	$—	$97,875

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

On July 18, 2022, the Company completed its Business Combination with Mondee. Refer to Notes 1 and 6 for further detail. Holders of 23,311,532 ITHAX Class A ordinary shares exercised their right to have their shares redeemed for cash at a redemption price of approximately $10.00 per share, totaling approximately $233,586,054. As a result, on the Closing Date, the Company received approximately $78.4 million in gross cash proceeds, consisting of approximately $8.4 million from the Company’s Trust Account and approximately $70 million from the PIPE Financing. Each redeemed ordinary share included its proportionate share of Trust Account earnings and none of the Trust Account earnings were used to pay taxes or any other expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to ITHAX Acquisition Corp., a Cayman Islands exempted company (“ITHAX”), ITHAX Merger Sub I, LLC (“First Merger Sub”), a Delaware limited liability company and formerly wholly owned subsidiary of ITHAX, and ITHAX Merger Sub II, LLC (“Second Merger Sub”), a Delaware limited liability company and wholly owned subsidiary of ITHAX. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to ITHAX Acquisition Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 10, 2022 and the Company’s Form 8-K filed with the SEC on July 20, 2022. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We were a blank check company incorporated in the Cayman Islands on October 2, 2020, and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (“Business Combination”). We had two wholly owned subsidiaries, which were formed on December 9, 2021, First Merger Sub and Second Merger Sub.

On July 18, 2022, we completed our Business Combination with Mondee Holdings II, Inc., a Delaware corporation (“Mondee”).

All activity from our formation through June 30, 2022 relates to our formation and our initial public offering (“Initial Public Offering”), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination and consummating the business combination with Mondee. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest.

Results of Operations

Our only activities since inception were organizational activities, those necessary to prepare for the Initial Public Offering, and subsequent to the Initial Public Offering, identifying a target company for an initial Business Combination and consummating the Business Combination with Mondee. We do not expect to generate any operating revenues until after the completion of our Business Combination, at the earliest. We generated non-operating income in the form of income on marketable securities held in a trust account, and recognize changes in the fair value of warrant liabilities as other income (loss). We incurred expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2022, we had a net loss of $4,855,254, which consists of $5,556,525 of expenses related to the Company’s Business Combination and other operational costs, offset by income earned on marketable securities held in a trust account (the “Trust Account”) of $328,896 and changes in fair value of warrant liabilities of $372,375.

For the six months ended June 30, 2022, we had a net loss of $4,422,388, which consists of $7,861,949 of expenses related to the Company’s Business Combination and other operational costs, offset by income earned on marketable securities held in Trust Account of $336,436 and changes in fair value of warrant liabilities of $3,103,125.

For the three months ended June 30, 2021, we had a net income of $1,965,357, which consists of income earned on marketable securities held in Trust Account of $30,198 and changes in fair value of warrant liabilities of $2,110,125, offset by $20,060 of unrealized loss on marketable securities held in Trust Account and $154,906 of formation and operational costs.

For the six months ended June 30, 2021, we had a net income of $2,096,751, which consists of income earned on marketable securities held in Trust Account of $49,114, unrealized gain on marketable securities held in Trust Account of $949 and changes in fair value of warrant liabilities of $2,979,000, offset by $675,351 of transaction costs and $256,961 of formation and operational costs.

Liquidity and Capital Resources

On February 1, 2021, we consummated the Initial Public Offering of 24,150,000 public units (the “Units”), including 3,150,000 Units issued pursuant to the full exercise of the underwriters’ over-allotment option. Each Unit consisted of one public share and one-half of one public warrant. The Units were sold at $10.00 per Unit, generating gross proceeds of $241,500,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 675,000 units (each, a “Private Placement Unit” and collectively, the “Private Placement Units”), comprised of one Class A ordinary share and one-half of one contingently redeemable warrant, at a price of $10.00 per Private Placement Unit in a private placement to the Sponsor and Cantor Fitzgerald & Co., generating gross proceeds of $6,750,000.

Following the Initial Public Offering, the full exercise of the over-allotment option, and the sale of the Private Placement Units, a total of $241,500,000 was placed in the Trust Account. We incurred $14,681,886 in costs related to the Initial Public Offering, including $5,250,000 of underwriting fees, $9,082,500 of deferred underwriting fees and $349,386 of other offering costs.

For the six months ended June 30, 2022, cash used in operating activities was $368,501. Net loss of $4,422,388, was affected by income earned on marketable securities held in Trust Account of $336,436 and changes in fair value of warrant liabilities of $3,103,125. Changes in operating assets and liabilities provided $7,493,448 of cash for operating activities, due primarily to increases in accrued expenses and deferred business combination fees payable.

For the six months ended June 30, 2021, cash used in operating activities was $475,301. Net income of $2,096,751 was affected by change in fair value of warrant liabilities of $2,979,000, IPO transaction costs allocated to warrant liabilities of $675,351, income earned on marketable securities held in Trust Account of $49,114, and an unrealized gain on marketable securities held in Trust Account of $949. Changes in operating assets and liabilities used $218,340 of cash for operating activities.

As of June 30, 2022, we had marketable securities held in the Trust Account of $241,937,059 consisting of mutual funds which are invested primarily in U.S. Treasury Securities. We used substantially all of the funds held in the Trust Account after redemptions, including any amounts representing income earned on the Trust Account, which was approximately $8.4 million to complete our Business Combination.

As of June 30, 2022, we had cash of $156,703. We used the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the Sponsor a monthly fee of $10,000 for office space, secretarial and administrative support services. We began incurring these fees on January 27, 2021 and continued to incur these fees monthly until the completion of the Business Combination.

Underwriting Agreement

The underwriters were entitled to a deferred fee of (i) 3.5% of the gross proceeds of the initial 21,000,000 public units sold in the Initial Public Offering, or $7,350,000, and (ii) 6% of the gross proceeds from the public units sold pursuant to the over-allotment option, or $1,732,500. The deferred fee of $9,082,500 is payable to the underwriters at the consummation of the Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from those disclosed in our consolidated financial statements and the related notes and other financial information included in the Annual Report on Form 10-K for the year ended December 31, 2021.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In connection with the pending Business Combination, two purported stockholders have sent demand letters. No amount of damages is stated in the demand letters. The Company believes that the threatened lawsuits are without merit and, if filed, the Company intends to defend the matters vigorously. The Company is currently unable to reasonably determine the outcome of any potential litigation or estimate any potential losses, and, as such, have not recorded a loss contingency. There is no other material litigation, arbitration or governmental proceedings currently pending against the Company or any members of its management team in their capacity as such.

Item 1A. Risk Factors

As of the date of this Report, there have been no material changes to the risk factors disclosed in the Company’s Current Report on Form 8-K filed with the SEC on July 20, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 21, 2022, ITHAX entered into a subscription agreement (the “Subscription Agreement”) with an investor (the “Additional PIPE Investor”) pursuant to which the Additional PIPE Investor agreed to subscribe for and purchase, and ITHAX has agreed to issue and sell to the Additional PIPE Investor, 2,000,000 shares of New Mondee Common Stock at a price of $10.00 per share, for gross proceeds of $20,000,000 (the “Additional PIPE Investment”). The offer and sale of the shares of New Mondee Common Stock issued pursuant to the Subscription Agreement has not been registered under the Securities Act in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act. ITHAX granted the Additional PIPE Investor certain registration rights in connection with the Additional PIPE Investment.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
10.1	Form of PIPE Subscription Agreement. (Incorporated by reference to Annex F to the Company’s Registration Statement on Form S-4 filed March 21, 2022).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONDEE HOLDINGS, INC.

Date: August 15, 2022	By:	/s/ Prasad Gundumogula
	Name:	Prasad Gundumogula
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 15, 2022	By:	/s/ Dan Figenshu
	Name:	Dan Figenshu
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)