Form 10-Q
period 2022-09-30
Mondee Holdings, Inc.
filed 2022-11-14
CIK 1828852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2022
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

As of November 10, 2022, there were 82,266,160 shares of Class A common stock, par value $0.0001 per share issued and outstanding.

MONDEE HOLDINGS, INC.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

Page
Part I - Financial Information	2
Item 1. Financial Statements	2
Condensed Consolidated Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	2
Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2022 and 2021 (Unaudited)	4
Condensed Consolidated Statements of Comprehensive Loss for the Three and Nine Months Ended September 30, 2022 and 2021 (Unaudited)	5
Condensed Consolidated Statements of Changes in Mezzanine Equity and Stockholders’ Deficit for the Three and Nine Months Ended September 30, 2022 and 2021 (Unaudited)	6
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2022 and 2021 (Unaudited)	10
Notes to Condensed Consolidated Financial Statements (Unaudited)	12
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	41
Item 3. Quantitative and Qualitative Disclosures About Market Risk	58
Item 4. Controls and Procedures	58
Part II - Other Information	60
Item 1. Legal Proceedings	60
Item 1A. Risk Factors	60
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	91
Item 3. Defaults Upon Senior Securities	94
Item 4. Mine Safety Disclosures	94
Item 5. Other Information	94
Item 6. Exhibits	95
Signatures	99

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
MONDEE HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except stock and par value data)

	September 30, 2022	December 31, 2021
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$105,228	$15,506
Restricted short-term investments	8,878	8,484
Accounts receivable, net of allowance of $5,144, and $5,005 as of September 30, 2022 and December 31, 2021, respectively	25,751	10,178
Contract assets, net of allowance of $1,000 as of September 30, 2022 and December 31, 2021	6,570	3,935
Prepaid expenses and other current assets	4,803	2,588
Total current assets	$151,230	$40,691
Property and equipment, net	10,635	8,874
Goodwill	66,420	66,420
Intangible assets, net	58,955	63,708
Loan receivable from related party	—	22,054
Operating lease right-of-use assets	2,519	—
Other non-current assets	2,022	1,588
TOTAL ASSETS	$291,781	$203,335
Liabilities, Redeemable Preferred Stock and Stockholders’ Deficit
Current liabilities
Accounts payable	37,894	19,529
Deferred underwriting fee	600	—
Amounts payable to related parties	—	716
Paycheck Protection Program (PPP) and other government loans, current portion	57	338
Accrued expenses and other current liabilities	23,380	10,354
Deferred revenue	6,696	6,450
Long-term debt, current portion	9,382	11,063
Total current liabilities	$78,009	$48,450
Deferred income taxes	650	512
Note payable to related party	196	193
PPP and other government loans excluding current portion	176	1,915
Warrant liability	502	—
Long-term debt excluding current portion	125,137	162,170
Deferred revenue excluding current portion	12,384	14,288
Operating lease liabilities excluding current portion	1,826	—
Other long-term liabilities	2,513	2,632
Total liabilities	$221,393	$230,160
Commitments and contingencies (Note 10)

Redeemable Preferred Stock
Series A Preferred stock - 85,000 authorized, $0.0001 par value, 85,000 shares issued and outstanding as of September 30, 2022 (liquidation preference $85,057)	79,606	—

Stockholders' deficit:

Common stock – $0.0001 par value; 500,000,000 and 60,800,000 shares authorized as of September 30, 2022 and December 31, 2021, respectively; 82,266,160 and 60,800,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	7	6
Shareholder receivable	(20,336)	—
Additional paid-in capital	275,443	163,459
Accumulated other comprehensive loss	(603)	(273)
Accumulated deficit	(263,729)	(190,017)
Total stockholders’ deficit	$(9,218)	$(26,825)
TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT	$291,781	$203,335
    The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MONDEE HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except stock and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues, net	$39,466	$22,870	$119,769	$59,921
Operating expenses:
Marketing expenses	24,298	13,446	73,317	34,521
Sales and other expenses, including non-employee stock-based compensation of $172, $7, $178, and $9 respectively	3,305	2,083	9,683	6,420
Personnel expenses, including stock-based compensation of $55,064, $75, $55,219, and $3,844 respectively	59,807	5,253	71,131	17,915
General and administrative expenses	2,337	1,794	6,802	4,709
Information technology expenses	1,176	1,028	3,639	3,141
Provision for doubtful accounts receivable and contract assets	211	(606)	297	987
Depreciation and amortization	2,963	3,252	8,549	9,772
Restructuring expense	2,130	—	2,130	—
Total operating expenses	96,227	26,250	175,548	77,465
Loss from operations	(56,761)	(3,380)	(55,779)	(17,544)
Other income (expense):
Interest income	28	129	289	381
Interest expense	(7,157)	(6,066)	(19,987)	(17,428)
Gain on extinguishment of PPP loan	—	4,292	2,009	4,292
Changes in fair value of warrant liability	683	—	683	—
Other income (expense), net	(1,080)	872	(316)	837
Total other expense, net	(7,526)	(773)	(17,322)	(11,918)
Loss before income taxes	$(64,287)	$(4,153)	$(73,101)	$(29,462)
Provision for income taxes	(321)	(115)	(611)	(235)
Net loss	$(64,608)	$(4,268)	$(73,712)	$(29,697)
Net loss attributable per share to common stockholders:
Basic and diluted	$(0.89)	$(0.07)	$(1.14)	$(0.49)
Weighted-average shares used to compute net loss attributable per share to common stockholders
Basic and diluted	72,462,512	60,800,000	64,730,224	60,800,000
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MONDEE HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(64,608)	$(4,268)	$(73,712)	$(29,697)
Other comprehensive loss, net of tax:
Loss on currency translation adjustment	(158)	(69)	(330)	(161)
Comprehensive loss	$(64,766)	$(4,337)	$(74,042)	$(29,858)
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MONDEE HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Mezzanine Equity and Stockholders’ Deficit
For the three and nine months ended September 30, 2022 and 2021
(In thousands, except stock and par value data)
(unaudited)

	Class A Common Stock		Additional Paid-in-Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance at December 31, 2020	1	$—	$159,529	$38	$(151,112)	$8,455
Retroactive application of recapitalization	60,799,999	6	(6)	—	—	—
Balance at December 31, 2020	60,800,000	6	159,523	38	(151,112)	8,455
Stock-based compensation	—	—	—	—	—	—
Currency translation adjustments	—	—	—	(61)	—	(61)
Net loss	—	—	—	—	(12,351)	(12,351)
Balances at March 31, 2021	60,800,000	6	159,523	(23)	(163,463)	(3,957)
Stock-based compensation	—	—	3,771	—	—	3,771
Currency translation adjustments	—	—	—	(31)	—	(31)
Net loss	—	—	—	—	(13,078)	(13,078)
Balance at June 30, 2021	60,800,000	6	163,294	(54)	(176,541)	(13,295)
Stock based compensation	—	—	82	—	—	82
Currency translation adjustment	—	—	—	(69)	—	(69)
Net loss	—	—	—	—	(4,268)	(4,268)
Balance at September 30, 2021	60,800,000	$6	$163,376	$(123)	$(180,809)	$(17,550)

MONDEE HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Mezzanine Equity and Stockholders’ Deficit
For the three and nine months ended September 30, 2022 and 2021
(In thousands, except stock and par value data)
(unaudited)

	Class A Common Stock		Additional Paid-in- Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance at December 31, 2020	1	$—	$159,529	$38	$(151,112)	$8,455
Retroactive application of recapitalization	60,799,999	6	(6)	—	—	$—
Balance at December 31, 2020	60,800,000	6	159,523	38	(151,112)	8,455
Stock based compensation	—	—	3,853	—	—	3,853
Currency translation adjustment	—	—	—	(161)	—	(161)
Net loss	—	—	—	—	(29,697)	(29,697)
Balance at September 30, 2021	60,800,000	$6	$163,376	$(123)	$(180,809)	$(17,550)
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MONDEE HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Mezzanine Equity and Stockholders’ Deficit
For the three and nine months ended September 30, 2022 and 2021
(In thousands, except stock and par value data)
(unaudited)

	Mezzanine Equity			Shareholders' Deficit
	Preferred stock			Class A Common Stock				Shareholder	Additional Paid-in-Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount		Shares		Amount		Receivable
Balance at December 31, 2021	—	$—		1		$—		$—	$163,465	$(273)	$(190,017)	$(26,825)
Retroactive application of recapitalization				60,799,999		6		—	(6)			—
Balance at December 31, 2021	—	—		60,800,000		6		—	163,459	(273)	(190,017)	(26,825)
Stock-based compensation	—	—		—		—		—	80	—	—	80
Currency translation adjustments	—	—		—		—		—	—	(229)	—	(229)
Net loss	—	—		—		—		—	—	—	(6,991)	(6,991)
Balances at March 31, 2022	—	$—		60,800,000		$6		$—	$163,539	$(502)	$(197,008)	$(33,965)
Stock-based compensation	—	—		—		—		—	81	—	—	81
Currency translation adjustments	—	—		—		—		—	—	57	—	57
Net loss	—	—		—		—		—	—	—	(2,113)	(2,113)
Balance at June 30, 2022	—	$—		60,800,000		$6		$—	$163,620	$(445)	$(199,121)	$(35,940)
Issuance of Class A Common Stock upon the reverse recapitalization including PIPE financing, net of transaction costs	—	—		13,947,218		1		—	48,340	—	—	48,341
Issuance of Mondee Holdings LLC Class G units upon prepayment of debt	—	—		—		—		—	9,750	—	—	9,750
Merger earn-out shares (Refer note 3)	—	—		7,400,000		—		—		—	—	—
Settlement of related party loan	—	—		—		—		(20,336)	—	—	—	(20,336)
Common control acquisition	—	—		—		—		—	(2,000)	—	—	(2,000)
Payment made on behalf of Mondee Holdings LLC	—	—		—		—		—	(5,241)	—	—	(5,241)
Shares issued upon exercise of common stock warrants	—	—		118,942		—		—	1,368	—	—	1,368
Transfer of Private Warrants to Public Warrants	—	—		—		—		—	536	—	—	536
Issuance of redeemable series A preferred stock, net of issuance costs	85,000	79,549		—		—		—		—	—	—
Issuance of common stock warrants			—	—		—		—	3,891	—	—	3,891
Accrual of dividends and accretion of redeemable series A preferred stock	—	57		—		—		—	(57)	—	—	(57)
Stock-based compensation	—	—		—	—	—	—	—	55,236	—	—	55,236
Currency translation adjustments	—	—		—	—	—	—	—	—	(158)	—	(158)
Net loss	—	—		—	—	—	—	—	—	—	(64,608)	(64,608)
Balance at September 30, 2022	$85,000	$79,606		82,266,160		$7		$(20,336)	$275,443	$(603)	$(263,729)	$(9,218)

MONDEE HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Mezzanine Equity and Stockholders’ Deficit
For the three and nine months ended September 30, 2022 and 2021
(In thousands, except stock and par value data)
(unaudited)

	Mezzanine Equity		Shareholders' Deficit
	Preferred stock		Class A Common Stock		Shareholder	Additional Paid-in- Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Receivable
Balance at December 31, 2021	—	—	1	$—	$—	$163,465	$(273)	$(190,017)	$(26,825)
Retroactive application of recapitalization	—	—	60,799,999	6	$—	(6)	—	—	$—
Balance at December 31, 2021	—	—	60,800,000	6	—	163,459	(273)	(190,017)	(26,825)
Issuance of Class A Common Stock upon the reverse recapitalization including PIPE financing, net of transaction costs	—	—	13,947,218	1	—	48,340	—	—	48,341
Issuance of Mondee Holdings LLC Class G units upon prepayment of debt	—	—	—	—	—	9,750	—	—	9,750
Merger earn-out shares (Refer note 3)	—	—	7,400,000	—	—	—	—	—	—
Settlement of related party loan	—	—	—	—	(20,336)	—	—	—	(20,336)
Common control acquisition	—	—	—	—	—	(2,000)	—	—	(2,000)
Payment made on behalf of Mondee Holdings LLC	—	—	—	—	—	(5,241)	—	—	(5,241)
Shares issued upon exercise of common stock warrants	—	—	118,942	—	—	1,368	—	—	1,368
Transfer of Private Warrants to Public Warrants	—	—	—	—	—	536	—	—	536
Issuance of redeemable series A preferred stock, net of issuance costs	85,000	79,549	—	—	—	—	—	—	—
Issuance of common stock warrants	—	—	—	—	—	3,891	—	—	3,891
Accrual of dividends and accretion of redeemable series A preferred stock	—	57	—	—	—	(57)	—	—	(57)
Stock-based compensation	—	—	—	—	—	55,397	—	—	55,397
Currency translation adjustments	—	—	—	—	—	—	(330)	—	(330)
Net loss	—	—	—	—	—	—	—	(73,712)	(73,712)
Balance at September 30, 2022	85,000	$79,606	82,266,160	$7	$(20,336)	$275,443	$(603)	$(263,729)	$(9,218)
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MONDEE HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(73,712)	$(29,697)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	8,549	9,772
Deferred taxes	138	92
Provision for doubtful accounts receivable and contract assets	297	987
Stock-based compensation	55,397	3,853
Amortization of loan origination fees	4,238	1,798
Payment in kind interest expense	8,147	9,029
Gain on forgiveness of PPP Loan	(2,009)	(4,292)
Change in the estimated fair value of LBF earn-out considerations and warrant liability	(1,259)	(177)
Changes in operating assets and liabilities
Accounts receivable	(15,870)	(7,895)
Contract assets	(2,635)	1,454
Prepaid expenses and other current assets	(17,547)	132
Operating lease right-of-use assets	(320)	—
Other non-current assets	(716)	(558)
Amounts payable to related parties, current portion	(716)	768
Accounts payable	26,353	4,119
Accrued expenses and other current liabilities	12,333	1,100
Deferred revenue	(1,658)	(1,910)
Operating lease liabilities	300	—
Other long term liabilities	—	2,333
Net cash used in operating activities	(690)	(9,092)
Cash flows from investing activities
Capital expenditure	(5,415)	(3,270)
Purchase of restricted short term investments	(394)	—
Sale of restricted short term investments	—	416
Net cash used in investing activities	(5,809)	(2,854)
Cash flows from financing activities
Repayments of long-term debt	(41,210)	(322)
Repayment of short-term debt	(290)	(191)
Proceeds from PPP and other government loans	—	3,789
Proceeds from issuance of preferred stock	85,000	—
Issuance cost from preferred stock	(1,560)	—
Proceeds from exercise of common stock warrants	1,368	—
Proceeds from business combination and issuance of PIPE shares	78,548	—
Payment of offering costs	(20,053)	—
Payment made on behalf of Mondee Holdings LLC	(5,241)	—
Net cash provided by financing activities	96,562	3,276
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(341)	(161)
Net increase (decrease) in cash, cash equivalents and restricted cash	89,722	(8,831)
Cash, cash equivalents and restricted cash at beginning of period	15,506	31,525
Cash and cash equivalents at end of period	$105,228	$22,694

Supplemental cash flow information:
Cash paid for interest	$140	$3,362
Non-cash investing and financing activities
Legacy Mondee shares converted to Mondee Holdings Inc.	7	—
Assumption of net liabilities from Business Combination	15,002	—
Unpaid offering costs	12,030	—
Preferred stock dividend accrual	46	—
Issuance of common stock warrants	3,892	—
Conversion of warrant classification	535	—
Settlement of related party loan	(20,336)	—
Common control acquisition	(2,000)	—
Issuance of Mondee Holdings LLC Class G units upon modification of debt	9,750	—
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MONDEE HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In thousands, except stock, units and par value data)
(unaudited)
1.    NATURE OF OPERATIONS
Mondee Holdings , Inc., is a Delaware corporation. We refer to Mondee Holdings, Inc. and its subsidiaries collectively as “Mondee,” the “Company,” “us,” “we” and “our” and "New Mondee" in these condensed consolidated financial statements. Mondee is a rapid-growth, travel technology company and marketplace with a portfolio of globally recognized brands in the leisure and corporate travel sectors. Mondee provides state-of-the art technologies, operating systems and services that modernize travel market transactions to better serve travelers seeking enhanced life-style choices directly or through travel affiliates. These technology- led platforms, combined with Mondee’s distribution network, access to global travel inventory and its extensive, negotiated travel content, create a modern travel marketplace. The Company believes this modern travel marketplace provides enhanced options to the increasingly discerning traveler, on efficient consumer- friendly distribution platforms that support its travel supplier partners in utilizing highly perishable travel inventory. In addition to the rapid development of a modern travel marketplace, Mondee is increasingly focused on expanding its marketplace to the gig economy segment of the travel market. The Company believes gig workers are seeking more flexible, diverse content travel services and that its platform is well suited to serve them. The Company also offers a new subscription incentive-based behavioral change platform that is designed to be user-friendly to make booking business trips rewarding for both the traveler and the corporation.
Business Combination
On July 18, 2022 ( the "Closing Date"), we consummated the business combination (the "Business Combination") pursuant to the Business Combination Agreement (the "BCA"), dated December 20, 2021, by and among ITHAX Acquisition Corp. ("ITHAX"), Ithax Merger Sub I, LLC, a Delaware limited liability company and wholly owned subsidiary of ITHAX (“First Merger Sub”), Ithax Merger Sub II, LLC a Delaware limited liability company and wholly owned subsidiary of ITHAX (“Second Merger Sub”) and Mondee Holdings II, Inc., a Delaware corporation (“Legacy Mondee”).
On the Closing Date, following the Domestication, First Merger Sub merged with and into Legacy Mondee, with Legacy Mondee surviving such merger as a wholly owned subsidiary of New Mondee (the “First Merger,” and the time at which the First Merger became effective, the “First Effective Time”), and immediately following the First Merger, Legacy Mondee merged with and into Second Merger Sub, with Second Merger Sub surviving such merger as a wholly owned subsidiary of New Mondee (the “Second Merger,” together with the First Merger, the “Mergers,” and the time that the Second Merger became effective being referred to as the “Second Effective Time”).
On the Closing Date, the registrant changed its name from ITHAX Acquisition Corp. to Mondee Holdings, Inc. For further detailed information, please refer to Note 3. Reverse Recapitalization.
In connection with the closing of the business combination:
•All shares of Class A Common Stock of Mondee Holdings II, Inc. outstanding as of immediately prior to the First Effective Time were cancelled and automatically converted into the right to receive an aggregate 60,800,000 shares of New Mondee Class A Common Stock, par value $0.0001 per share.
•Each issued and outstanding unit of First Merger Sub immediately prior to the First Effective Time were converted into and exchanged for one validly issued, fully paid and nonassessable share of Class A Common Stock of the first surviving company (the “First Surviving Company Class A Common Stock”).
•All redeemable outstanding 12,075,000 public warrants and 337,500 private placement warrants of ITHAX representing the right to purchase one Class A ordinary share were adjusted to represent the right to purchase one share of New Mondee Class A Common Stock.

(In thousands, except stock, units and par value data)
• Certain investors received the contingent right to receive a portion of additional shares of Class A Common Stock upon achievement of certain milestones set forth in the BCA, in the form of 9,000,000 earn-out shares. At the time of closing, 6,500,000 earn-out shares were issued.
•The settlement of a related party loan receivable immediately upon completion of the Business Combination by delivery of right to receive New Mondee Class A Common Stock.
•All outstanding ITHAX Class A (after redemptions) and Class B ordinary shares were cancelled and converted into shares of Common Stock of New Mondee.
•The unvested Incentive Stock Units of Mondee Holdings LLC fully vested in connection with the consummation of the Business Combination.
•The asset purchase agreement with Metaminds Technologies Pvt. Ltd., ("Metaminds"), (entity under common control) for a purchase price of $2,000 to acquire substantially all of Metaminds assets.
•Amendment to Amendment 7 to the TCW loan reflecting a debt modification which resulted in the issuance of 3,000,000 Class G units of Mondee Holdings LLC and a prepayment of the principal and fee of $41,210.
•On the Closing Date, certain investors (the "PIPE Investors") purchased from the Company an aggregate of 7,000,000 shares (the "PIPE Shares") of New Mondee Class A Common Stock at a price of $10.00 per share, for an aggregate of $70,000 ( the "PIPE Financing"), in a private placement pursuant to a separate subscription agreement consummated substantially concurrently with close of the Business Combination.
The Class A Common Stock of the Company are currently listed on The Nasdaq Global Market (“Nasdaq”) under the symbol “MOND".
The Condensed Consolidated Financial Statements and accompanying notes have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting.
The Condensed Consolidated Financial Statements of Mondee Holdings, Inc. as of September 30, 2022 and accompanying notes are unaudited. The Condensed Consolidated Balance Sheet as of December 31, 2021, included herein was derived from the audited consolidated financial statements of Legacy Mondee as of that date. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. As such, the information included herein should be read in conjunction with the consolidated financial statements and accompanying notes of Legacy Mondee as of and for the year ended December 31, 2021 included in the registration statement Form S-1 declared effective by the SEC on October 12, 2022, which provides a more complete discussion of the Company’s accounting policies and certain other information. The Condensed Consolidated Financial Statements were prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for a fair statement of the Company’s financial position as of September 30, 2022 and the results of operations for the three and nine months ended September 30, 2022 and 2021 and the results of cash flows for the nine months ended September 30, 2022 and 2021. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.
The Condensed Consolidated Financial Statements include the accounts of the Company and its wholly- owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
There have been no changes in accounting policies during the nine months ended September 30, 2022 from those disclosed in the annual consolidated financial statements and related notes for the year ended December 31, 2021, except as described in “Recently Adopted Accounting Pronouncements” below.

(In thousands, except stock, units and par value data)

Going concern
The Company has prepared its Condensed Consolidated Financial Statements assuming that the Company will continue as a going concern. The Company is required to make debt repayments aggregating to $9,375 and $7,500 up to September 30, 2023 and September 30, 2024, respectively.
As of September 30, 2022, current liabilities are $78,009 and current assets are $151,230. Given that the Company has historically generated recurring net losses, negative operating cash flows and negative net worth , it may be unable to make such specified debt repayments from operations when the balance is due. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These Condensed Consolidated Financial Statements do not include any adjustments that might result from the outcome of this uncertainty.
As of September 30, 2022 the Company has $105,228 of unrestricted cash and $15,000 in unused line of credit. On July 18, 2022, the Company completed the business combination and raised net cash proceeds of $62,191, net of transaction costs and certain settlements of liability. The increase was offset by a modified debt facility with TCW Asset Management Company LLC ("TCW"), which entailed a prepayment fee of some of its obligations totaling $41,210 by the earlier of the close of the Business Combination or July 31, 2022. On September 29, 2022, the Company issued Series A preferred stock (the "Preferred Stock") and common stock warrants for an aggregate cash proceeds of $83,440, net of issuance costs.
As of the date on which these Condensed Consolidated Financial Statements were available to be issued, we believe that the cash on hand, available line of credit, additional investments obtained through the Business Combination and additional mezzanine equity financing through Preferred Stock will satisfy the Company’s working capital and capital requirements for at least the next twelve months and accordingly, substantial doubt about the Company's ability to continue as a going concern is alleviated.
COVID-19
During 2020, the COVID-19 pandemic had severely restricted the level of economic activity around the world and is continuing to have an unprecedented effect on the global travel industry. The various government measures implemented to contain the COVID-19 pandemic, such as imposing restrictions on travel and business operations and advising or requiring individuals to limit or forgo their time outside of their homes, initially led to unprecedented levels of cancellations and continues to have a negative impact on the number of new travel bookings. While many countries have begun the process of vaccinating their residents against COVID-19, the large scale and challenging logistics of distributing the vaccines, as well as uncertainty over the efficacy of the vaccines against new variants of the virus, may contribute to delays in economic recovery. The spread of new variants of COVID-19 has caused uncertainty as to when restrictions will be lifted, if additional restrictions may be initiated or reimposed, if there will be permanent changes to travel behavior patterns, and the timing of distribution and administration of COVID-19 vaccines and other medical interventions globally. Overall, the full duration and total impact of COVID-19 remains uncertain, and it is difficult to predict how the recovery will unfold for the travel industry and, in particular, our business, going forward.
Since the first quarter of 2020, COVID-19 has negatively impacted consumer sentiment and consumer’s ability to travel, and many of the Company's supply partners, particularly airlines and hotels, continue to operate at reduced but improving service levels in 2022. More recently, travel trends have continued to improve. Overall, the full duration and total impact of COVID-19 remains uncertain and it is difficult to predict how the recovery will unfold for the travel industry and, in particular, our business, going forward.
2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Other than policies noted below, there have been no significant changes to the significant accounting policies disclosed in Note 2 of the audited consolidated financial statements as of and for the years ended December 31, 2021 and 2020.
Use of estimates
The preparation of the Condensed Consolidated Financial Statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. We base our estimates on historical experience and on various other factors we believe to be reasonable under the circumstances, the

(In thousands, except stock, units and par value data)
results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ materially from those estimates. Significant items subject to such estimates and assumptions include, but are not limited to, the useful lives of property and equipment, revenue recognition, the determination of the incremental borrowing rate used for operating lease liabilities, allowances for doubtful accounts and customer chargebacks, the valuation of financial instruments, including the fair value of share-based awards, redeemable preferred stock, warrant liabilities, earn-outs issued in connection with the business combination, acquisition purchase price allocations, the valuation of intangible and other long-lived assets, income taxes, impairment of goodwill and indefinite life intangibles, capitalization of software development costs, and other contingencies.
The COVID-19 pandemic has created and may continue to create significant uncertainty in macroeconomic conditions, which may cause further business disruptions and adversely impact our results of operations. As a result, many of our estimates and assumptions required increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, our estimates may change materially in future periods.
Certain risks and concentrations
Our business is subject to certain risks and concentrations including dependence on relationships with travel suppliers, primarily airlines, dependence on third-party technology providers, exposure to risks associated with online commerce security and payment related fraud. We also rely on global distribution system partners and third-party service providers for certain fulfillment services.
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Significant customers are those that represent more than 10% of the Company's total revenue or total accounts receivable and contract assets. As of September 30, 2022, two customers accounted for 23% of total accounts receivable and contract assets. The Company’s cash and cash equivalents are on deposit with major financial institutions. Such deposits may be in excess of insured limits. The Company believes that the financial institutions that hold the Company’s cash are financially sound, and accordingly, minimum credit risk exists with respect to these balances. The Company has not experienced any losses due to institutional failure or bankruptcy. The Company performs credit evaluations of its customers and generally does not require collateral for sales on credit. The Company’s accounts receivable comprises of amounts due from affiliates, airline companies and global distribution system companies which are well established institutions that the Company believes to be of high quality. The Company reviews accounts receivable balances to determine if any receivables will potentially be uncollectible and includes any amounts that are determined to be uncollectible in the allowance for doubtful accounts.

Deferred offering costs

Deferred offering costs, which consist of direct incremental legal, consulting, and accounting fees and printer costs relating to an anticipated public offering, were capitalized and recorded against proceeds upon the consummation of the offering. After the consummation of the Business Combination, costs allocated to equity-classified instruments are recorded as a reduction to additional paid-in capital. Costs allocated to liability-classified instruments are expensed.

Stock-based compensation
Stock-based compensation expense related to restricted stock units ("RSUs) and stock options ("Options") is recognized based on grant date fair value on a straight-line basis over the respective requisite service periods and forfeitures are accounted for when they occur. For RSUs with market and service conditions, these vest over the derived service period and are subject to graded vesting. The market condition for these awards will be met and one-third of the RSU will vest if the Class A Common Stock price reaches or exceeds a volume-weighted average price of $12.50, $15.00 and $18.00 for any 20 days within any 30 days trading period.
The fair value on the grant date of the restricted stock units is determined based on the number of units granted and the quoted price of the Company's common stock. The fair value of employee stock options is determined using the Black-Scholes model, which requires the use of a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. The stock-based compensation expense for RSUs and options are recognized on a straight-line basis over the requisite service period which is generally one to three years and one to two years, respectively.

Derivatives

(In thousands, except stock, units and par value data)
The Company accounts for derivative financial instruments as either equity or liabilities in accordance with ASC Topic 815, Derivatives and Hedging, or ASC 815, based on the characteristics and provisions of each instrument. Embedded derivatives are required to be bifurcated from the host instruments and recorded at fair value if the derivatives are not clearly and closely related to the host instruments on the date of issuance. Derivative instrument liabilities are classified in the condensed consolidated balance sheets as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.
The Company accounts for warrants as equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC 480 Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, whether they meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own Class A Common Stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each reporting date while the warrants are outstanding.

Redeemable preferred stock
The Redeemable Preferred Stock is redeemable at the option of the holder at the fifth year of anniversary of the issuance and at any point in time by the Company. In accordance with ASC 480, Distinguishing Liabilities from Equity, the Redeemable Preferred Stock is classified as temporary equity, as any event that is outside the Company’s control (regardless of probability) could trigger the security to become redeemable outside the Company’s control.

Net Loss Per Share Attributable to Common Stockholders
Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net loss attributable to common stockholders is computed by adjusting net loss attributable to common stockholders to reallocate undistributed earnings based on the potential impact of dilutive securities. Diluted net loss per share attributable to common stockholders is computed by dividing the diluted net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period, including potential dilutive common shares assuming the dilutive effect of common stock equivalents.Potential common shares from stock options, unvested restricted stock units, earnout awards and common stock warrants are computed using the treasury stock method. Contingently issuable shares are included in basic EPS only when there is no circumstance under which those shares would not be issued.
As the Merger has been accounted for as a reverse recapitalization, the consolidated financial statements of the merged entity reflect the continuation of Mondee Holdings, Inc. financial statements; Mondee Holdings, Inc. equity has been retroactively adjusted to the earliest period presented to reflect the legal capital of the legal acquirer, ITHAX. As a result, net loss per share was also retrospectively adjusted for periods ended prior to the Merger. See Note 3 for details of this recapitalization and Note 17 for discussions of the retrospective adjustment of net loss per share
Recently adopted accounting pronouncements
On January 1, 2022, the Company adopted Financial Accounting Standards Board (“FASB”) ASU No. 2016-02, Leases (Topic 842), which requires recognition of right-of-use (“ROU”) assets and lease liabilities for most leases on the Company’s Condensed Consolidated Balance Sheet. The Company adopted Topic 842 using a modified retrospective transition approach as of the effective date as permitted by the amendments in ASU 2018-11. As a result, the Company was not required to adjust its comparative periods’ financial information for effects of the standard or make the new required lease disclosures for the periods before the date of adoption (i.e., January 1, 2022). The Company elected the package of practical expedients which allowed the Company not to reassess (1) whether existing or expired contracts, as of the adoption date, contain leases, (2) the lease classification for existing leases, and (3) whether existing initial direct costs meet the new definition. The Company also elected the practical expedient to not separate lease and non-lease components for its facility leases. The Company notes that adopting the new standard resulted in recording a lease liability and right- of-use asset associated with the Company’s facility lease agreement totaling $2,282 and $2,200, respectively, as of January 1, 2022.

(In thousands, except stock, units and par value data)
In August 2020, the FASB issued ASU No. 2020-06, “Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for the Company for fiscal years beginning after December 31, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020 and adoption must be as of the beginning of the Company’s annual fiscal year. The Company adopted ASU 2020-06 beginning with our fiscal year starting on January 1, 2022 with no impact on its Condensed Consolidated Financial Statements.
Recent accounting pronouncements not yet adopted
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” or ASU No. 2016-13. The amendments in ASU No. 2016-13 introduce an approach based on expected losses to estimated credit losses on certain types of financial instruments, modify the impairment model for available-for-sale debt securities and provide for a simplified accounting model for purchased financial assets with credit deterioration since their origination. The new standard requires financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The standard will be effective for the Company January 1, 2023, with early application permitted. The Company is evaluating the impact of adopting this new accounting guidance on its Condensed Consolidated Financial Statements.
3.REVERSE RECAPITALIZATION
As discussed in Note 1, on July 18, 2022, the Company consummated a business combination pursuant to the Business Combination Agreement.The Business Combination was accounted for as a Reverse Recapitalization, rather than a business combination, for financial accounting and reporting purposes. Accordingly, Legacy Mondee was deemed the accounting acquirer (and legal acquiree) and ITHAX was treated as the accounting acquiree (and legal acquirer). Under this method of accounting, the reverse recapitalization was treated as the equivalent of Legacy Mondee issuing stock for the net assets of ITHAX, accompanied by a recapitalization. Legacy Mondee has been determined to be the accounting acquirer based on evaluation of the following facts and circumstances:
•Legacy Mondee’s pre-combination stockholders have the majority of the voting power in the post- Business Combination company;
•Legacy Mondee’s stockholders have the ability to appoint a majority of the New Mondee Board;
•Legacy Mondee’s management team is considered the management team of the post-Business Combination company;
•Legacy Mondee’s prior operations is comprised of the ongoing operations of the post-Business Combination company;
•Legacy Mondee is the larger entity based on historical revenues and business operations; and
•The post-Business Combination company has assumed Mondee’s operating name.
The net assets of ITHAX are stated at historical cost, with no goodwill or other intangible assets recorded. The consolidated assets, liabilities, and results of operations prior to the Business Combination are those of Legacy Mondee. The shares and corresponding capital amounts and earnings per share available for common stockholders, prior to the Business Combination, have been retroactively restated.

Earn-out Shares

Following the closing of the Business Combination, holders of the earn-out shares are entitled to the right to receive up to an aggregate amount of 9,000,000 shares of New Mondee Class A Common Stock that would vest (in part) in equal thirds if the trading price of the company's Class A Common Stock was greater than or equal to $12.50, $15.00, and $18.00 for any 20 trading days in any 30 consecutive trading day period at any time during the period beginning on the first anniversary of the closing of the Business Combination and ending on the four anniversary of the closing of the Business Combination.

In the event that there is a company sale and during the vesting period that will result in the holders of Class A Common Stock receiving a company sale price equal to or in excess of the applicable price per share set forth above, then immediately prior to the consummation of the company sale any such vesting of earn-out shares that has not previously occurred shall be deemed to have occurred and the holders of such earn-out shares shall be

(In thousands, except stock, units and par value data)
eligible to participate in such company sale. In the event of any merger, sale, consolidation, recapitalization, equity transfer, restructuring, reorganization or other similar business transaction that does not constitute a company sale, any remaining unvested earn-out shares shall not be forfeited, shall remain outstanding, and shall remain subject to the remaining applicable vesting triggering events set forth above.

In the event of a company sale, including where the consideration payable is other than a specified price per share, for purposes of determining whether the applicable stock price levels set forth above have been achieved, the price paid per share of common stock will be calculated on a basis that takes into account the number of earn-out shares that will vest (i.e., the ultimate price per share payable to all holders of common stock will be the same price per share used to calculate the number of earn-out shares that vest). The holders will have all of the rights of a holder of common stock with respect to the unvested earn-out shares, except that the holders will not be entitled to consideration in connection with any sale or other transaction and the earn-out shares cannot be sold, redeemed, assigned, pledged, hypothecated, encumbered or otherwise disposed of prior to vesting.

As the earn-out shares are not puttable by the holders thereof, the underlying shares are not redeemable outside of the Company’s control, and the earn-out shares are settled through the or through the vesting, a fixed number of shares, the earn-out shares are not a liability within the scope of ASC 480, Distinguishing Liabilities from Equity. Further, although the earn-out shares meet the definition of a derivative, they qualify for the equity-scope exception to derivative accounting because they meet the criteria for equity indexation and equity classification under ASC 815-40, Contracts in Entity’s Own Equity. Note that if a company sale occurs as a result of a cash offer, the calculation of the share price used to determine if the applicable stock price level set forth above has been achieved would include the earn-out shares. Lastly, the earn-out shares are indexed to the Company’s own stock, as there are no other events that would accelerate the vesting of such shares other than the share price being in excess of the applicable stock price levels set forth above or a company sale. Accordingly, these earn-out shares are equity classified

In accordance with terms of the Business Combination and upon closing, the Company approved a total earn-out of 9,000,000 Class A Common Stock, which were allocated as follows as at September 30, 2022.

Shareholder Type	Grant Date	Number of Shares
Employee	7/18/2022	6,000,000
Investor	7/18/2022	500,000
Employee	9/7/2022	900,000
Non-employee	9/12/2022	200,000
Unallocated shares	—	1,400,000
Total		9,000,000
While the earn-out shares are legally issued (except for 200,000 earn-out shares issued to non-employee) and placed into escrow, they are not considered outstanding for accounting purposes until resolution of the earn-out contingency.
The estimated acquisition date fair value was determined using a Monte Carlo simulation valuation model. Assumptions used in the valuation at the Closing Date were as follows:

Assumptions
Fair Value of Class A Common Stock	$10.13
Selected Volatility	60%
Risk-free interest rate	3.14%
Contractual terms (years)	4.0

Of the initial allocated shares 500,000 of earn-out were allocated to key investors for participation and approvals of the business combination agreement. As such these earn-out meet the definition of a derivative, however they qualify for the equity-scope exception to derivative accounting because they meet the criteria for equity indexation and equity classification under ASC 815-40, Contracts in Entity's Equity. As such the fair value impacts totaling $4,157 were recorded within equity under Additional paid in capital owing to insufficient retained earnings balances as of the date of issuance of the earn-out.

(In thousands, except stock, units and par value data)

Further, 6,000,000 of the earn-out Class A Common Stock were issued to the chief executive officer of Mondee which was determined to be equity settled in accordance with topic 480. The chief executive officer was awarded earn out shares primarily to lead and direct activities contributing to successful close of the business combination in his capacity of an executive responsible for oversight with no future services required. Additionally such incremental payments were offered only to specific and identified employees of Legacy Mondee, accordingly the Company determined his awards to be compensatory in nature owing to his service agreement and oversight role in the Business Combination. The Company recorded compensation expenses upon completion of the Business Combination totaling $50,060 within the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2022.
Subsequent to the closing date of the Business Combination, the Company allocated an additional 1,100,000 shares of which 900,000 were issued to an employee for his continued services and 200,000 were allocated but will be issued subject to requisite service period condition. These earn-out shares require future service to secure the option which confirms that these earn-outs are compensatory in nature in accordance with topic 718. The stock based compensation expense for employee earn-out shares were recognized over the derived service period. For non-employee earn-out shares, the Company recorded share based compensation expense on a monthly basis over the longest period between the implicit or derived service period. The Company recorded an additional $674 of compensation expense for employee to Personnel Expenses within the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2022. The non-employee is an advisor to the company and its share based compensation expense of $33 were recorded to Sales and Other expenses within the Condensed Consolidated Statement of Operations.
The grant-date fair values of the earn-outs granted to employees and non-employees were estimated using the following range of weighted average assumptions:

Assumptions
Fair Value of Class A Common Stock	7.81-10.13
Selected Volatility	60%-61%
Risk-free interest rate	3.14%-4.17%
Contractual terms (years)	3.8-4.0
As of September 30, 2022, unrecognized earn-out compensation expense totaled $6,382 expected to be recorded over the balance term.As of date of issuance of this report the remaining 1,400,000 earn out Class A Common Stock remain unallocated.
Upon the closing of the Business Combination and the PIPE Financing, the Company received net cash proceeds of $62,191. The following table reconciles the elements of the Business Combination to the Condensed Consolidated Statements of Cash Flows and the Condensed Consolidated Statements of Changes in Mezzanine Equity and Stockholders’ Deficit for the nine months ended September 30, 2022:

(In thousands, except stock, units and par value data)

Recapitalization
Cash proceeds from ITHAX, net of redemptions	8,548
Cash proceeds from PIPE Financing	70,000
Less: Cash payment of ITHAX transaction costs and underwriting fees	(7,357)
Less: Cash payment of Legacy Mondee transaction costs and advisory fees paid	(9,000)
Net cash proceeds upon the closing of the Business Combination and PIPE financing	62,191
Less: Cash payment of ITHAX and Legacy Mondee transaction costs subsequent to closing of the Business Combination	(3,696)
Net cash proceeds as of September 30, 2022	58,495
Less: Non-cash net liabilities assumed from ITHAX	(7,845)
Less: Legacy Mondee transaction costs incurred and unpaid as of September 30, 2022	(2,310)
Net contributions from the Business Combination and PIPE financing upon closing	48,340

Immediately upon closing of the Business Combination, the Company had 74,747,218 shares issued and outstanding of Class A Common Stock. The following table presents the number of shares of the Company’s Class A Common Stock outstanding immediately following the consummation of the Business Combination:

ITHAX Class A Ordinary Shares, outstanding prior to Business Combination	24,825,000
ITHAX Class B Ordinary Shares, outstanding prior to Business Combination	5,433,750
Less: Redemption of ITHAX Class A Ordinary Shares	(23,311,532)
Shares issued from PIPE financing	7,000,000
Total shares from the Business Combination and PIPE Financing	13,947,218
Legacy Mondee shares[1]	60,800,000
Total shares of Class A Common Stock immediately after Business Combination (Class A Common Stock)*	74,747,218
*Total shares excludes earn-out shares of 7,400,000.

In connection with the Business Combination, the Company incurred direct and incremental costs of approximately $28,811 related to legal, accounting, and other professional fees, which were offset against the Company’s additional paid-in capital. Of the $28,811, $15,325 was incurred by Legacy Mondee and $13,486 was incurred by ITHAX. As of September 30, 2022, the Company has made cash payments totaling $20,053 for transaction costs incurred by both Legacy Mondee and ITHAX. As of September 30, 2022, $326 of transaction costs were attributable to the issuance of private warrants that were determined to be a liability, and as such were recorded to other expenses within the Condensed Consolidated Statement of Operations.

Asset Acquisition Under Common Control
On July 18, 2022, the Company entered into an Asset Purchase Agreement (the “Asset Purchase”) with Metaminds Technologies Pvt. Ltd., (“Seller” "Metaminds"), Prasad Gundunmogula and Madhuri Pasam, and Mondee Group, LLC (“Mondee Group”) where the Company acquired the assets and liabilities of Metaminds for a purchase consideration of $2,000. Mondee Group is a separate entity that is owned by both Prasad and Madhuri (Prasad’s wife). Metaminds derives its revenue from providing IT Solutions and Services exclusively to Legacy Mondee.
Prasad and Madhuri collectively own all the issued and outstanding shares of the capital stock of Metaminds and Mondee Group. Prasad is also the CEO of Mondee, Inc., and at the time of the transaction owned approximately 83% of outstanding Class A Common Stock of Mondee. As such, Metaminds and Mondee are entities under common control.
1 The number of Legacy Mondee shares was determined from the 1 Mondee Holdings II, Inc. Class A Common Stock outstanding immediately prior to the closing of the Business Combination, converted at the Exchange Ratio of 60,800,000.

(In thousands, except stock, units and par value data)
In addition, the related party loan receivable with Mondee Group was settled upon the consummation of the Business Combination by a right to receive Mondee Class A Common Stock totaling to $20,336 and agreed consideration for the assets of Metaminds totaling $2,000. Consistent with SAB Topic 4E, the Company recorded such right to receive the Class A Common Stock as a deduction from shareholders' deficit. The agreed consideration was reflected as a deemed dividend within shareholders' deficit.
The Asset Purchase was accounted as an asset acquisition, as Metaminds is not considered a business in accordance with the guidance in ASC 805, Business Combinations. The asset purchase do not consist of inputs, processes, and are not generating output as required in ASC 805 to qualify as a business, and is therefore accounted for as an assets acquisition. Although this transaction is considered an asset acquisition, no assets or liabilities were recorded as it was trivial. The cost of the investments was determined to be $2,000 pursuant to the terms of the Asset Purchase. The cost of the investment of $2,000 was treated as a deemed dividend and is reflected in additional paid-in-capital.

4.    WARRANTS

As of September 30, 2022, the Company had the following common stock warrants outstanding:

	Warrants	Exercise Price	Issuance Date	Expiration
Public Warrants	12,061,043	11.50	7/18/2022	7/18/2027
Private Placement Warrants	232,500	11.50	7/18/2022	7/18/2027
Common Stock Warrants	1,275,000	11.50	9/29/2022	9/29/2027
Total	13,568,543
Public and Private Placement Warrants
On February 1, 2021, ITHAX consummated the initial public offering (“IPO”) of 24,150,000 units (the “Units”), including the full exercise by the underwriters of their over-allotment option. Each Unit included one share of Class A ordinary share and one half of one warrant (the “Public Warrants”). Simultaneously with the closing of the IPO, ITHAX consummated the sale of 675,000 private placement units (the “Private Placement Units”), including the exercise by the underwriters of their over-allotment option. ITHAX Acquisition Sponsor LLC (the “Sponsor”) purchased 465,000 Private Placement units and Cantor purchased 210,000 Private Placement Units. Each Private Placement Unit consisted of one Class A ordinary share and one half of one warrant (“Private Warrants”).
The Company may redeem the Public Warrants when the last reported sales price of the Company’s Class A Common Stock for any 20 trading days within a 30 trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders (the “Reference Value”) exceeds $18.00.
If the Reference Value exceeds $18.00, Public Warrants are redeemable at $0.01 per warrant, in whole and upon a minimum of 30 days prior written notice. The Company’s board of directors (the "Board") may also elect to require all warrant holders to exercise the Public Warrants on a cashless basis if the Reference Value exceeds $18.00. The number of shares to be issued for the cashless exercise would be equal to the quotient obtained by dividing (x) the product of the number of shares underlying the warrants, multiplied by the excess of the fair market value over the warrant price by (y) the fair market value. The fair market value is the average reporting closing price of the shares for the ten trading days ending on the third day prior to the date on which the notice of redemption was sent to warrant holders.
The Private Placement Warrants have terms and provisions that are identical to those of the Public Warrants. However, the Private Placement Warrants are not redeemable by the Company as long as they are held by a Sponsor or its permitted transferees. If the Private Placement Warrants are held by holders other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by us in all redemption scenarios and exercisable by the holders on the same basis as the Public Warrants.
Upon closing, the Company acquired 12,061,043 Public Warrants and 232,500 Private Placement Warrants (together the "Warrants"). The Private Warrants were designated as a liability when acquired upon the closing of the Business Combination on July 18, 2022, and continue to be classified as a liability as of September 30, 2022. The Private Placement

(In thousands, except stock, units and par value data)
Warrants are considered liability classified instruments because their settlement amount differs depending on the identity of the holder, which precludes the warrants from being considered indexed to the Company’s equity. The Public Warrants were previously recorded as liability classified awards prior to the closing of the Business Combination as the Public Warrant agreement included a provision that allowed the holders of common stock outstanding to execute a tender offer that would entitle the warrant holders to receive cash for their Public Warrants. As net cash settlement could have been triggered in a circumstance in which the all holders of the Public Warrants could receive cash while only certain of the holders of the underlying shares of common stock would be entitled to cash, the Public Warrants were classified as liabilities prior to the closing of the Business Combination. Upon the closing of the Business Combination, a tender offer was not executed and the holders of common stock outstanding did not have the ability to execute such tender offer going forward. Accordingly, Public Warrants were classified as equity awards upon the closing of the Business Combination.
At the Closing Date, Mondee acquired the net liabilities from ITHAX, including the Private Placement warrants. The Company estimated the fair value of private warrants on a recurring basis at the respective dates using the Black-Scholes option valuation model, for the Private Placement Warrants. The Black-Scholes option valuation model inputs are based on the estimated fair value of the underlying Class A Common Stock at the valuation measurement date, the remaining contractual term of the warrant, the risk-free interest rates, the expected dividends, and the expected volatility of the price of the Company’s underlying stock. These estimates, especially the expected volatility, are highly judgmental and could differ materially in the future.
The following table provides quantitative information regarding assumptions used in the Black-Scholes option-pricing model to determine the fair value of the Private Placement Warrants as of July 18, 2022 and September 30, 2022:

	July 18, 2022	September 30, 2022
Stock price	10.13	7.81
Term (in years)	5.0	4.8
Expected volatility	60%	40.0%
Risk-free rate	3.1%	4.1%
Dividend yield	—%	—%
Each whole Warrant entitles the registered holder to purchase one share of Class A Common Stock at a price of $11.50 per share, at any time commencing on August 18, 2022, provided that the Company has an effective registration statement under the Securities Act covering the shares of the Class A Common Stock issuable upon exercise of the Warrants and a current prospectus relating to them is available. The Warrants expire on July 18, 2027, or earlier upon redemption or liquidation. Through September 30, 2022, 118,942 Warrants were exercised at a price of $11.50, generating proceeds of $1.4 million.
On September 16, 2022, the Company announced a tender offer agreement to tender public warrants at a rate of $0.65 per warrant in cash, up to 12,293,543 of its outstanding public and private warrants to purchase Class A Common Stock. The Offer is not conditioned on any minimum number of warrants being tendered and expired on October 17, 2022 with 10,741,390 warrants being tendered. The gross cash paid was approximately $7.0 million.
Common Stock Warrants
On September 29, 2022, in connection with the sale of the Preferred Stock, the Company has issued warrants for shares of its Class A Common stock. The Company issued a five-year warrant to buy an aggregate total of 1,275,000 shares of the Company’s Class A common stock, par value $0.0001 per share with an exercise price of $11.50 per share. The warrant may be exercised at the earlier of the five year contracted period or the liquidation of the Company. Each outstanding warrant not exercised on or before the expiration date will be come void. The warrants are not subject to restrictions on transfers and each holder is permitted to transfer the warrants. The issuance of warrants is a cashless exercise that are not redeemable at the option of the company. The warrants had a grant-date fair value of $3.07 at issuance and are fully vested. The warrants are exercisable until September 29, 2027. Assumptions used in the valuation at the issuance date were as follows:

(In thousands, except stock, units and par value data)

September 29, 2022
Fair Value of Class A Common Stock	9.13
Selected Volatility	40%
Risk-free interest rate	3.98%
Contractual terms (years)	5
The Company recorded the warrants as a component of equity as they are indexed to the Company's own stock.

5.    DEBT
TCW Credit Agreement
On December 23, 2019, the Company, entered into a financing agreement (the “TCW Agreement”) with TCW (‘Lenders’) consisting of a $150,000 multi-draw term loan in aggregate, of which the first draw was for a principal amount of $95,000, with a maturity date of December 23, 2024. Additionally, on the same day, the Company entered into a revolving credit facility (‘LOC’) with an aggregate principal amount not exceeding $15,000. Undrawn balances available under the revolving credit facility are subject to commitment fees of 1%. These facilities are guaranteed by the Company and its Parent, Mondee Holdings LLC and are secured by substantially all of the assets of the Company and its Parent.
On July 8, 2022, the Company entered into a seventh amendment to the financing agreement to the TCW Agreement, pursuant to which, among other things, (i) TCW consented to the Business Combination, the change of name of the Company from “ITHAX Acquisition Corp.” to “Mondee Holdings, Inc.,” and a further extension of the loan repayment schedule, and (ii) the Company agreed to execute joinders for Mondee Holdings, Inc. and Mondee Holdings II, Inc. to become borrowers under the TCW Agreement. The seventh amendment further provides that the June 30, 2022 quarterly repayment of interest and quarterly principal repayment have been extended to September 30, 2022, and Closing Date, respectively.
Additionally, the amendment modified the applicable margin for the period after the date of the consummation of the SPAC restructuring. The relevant applicable margin shall be set at the respective level indicated for each fiscal quarter based upon the average daily balance of the outstanding term loan obligations during the immediately preceding fiscal quarter. However, from and after the first day of the first fiscal quarter following the 18 month anniversary of the consummation of the SPAC Restructuring (such date, the “18 Month Anniversary Date”), the applicable margin, with respect to the interest rate of (a) any reference rate loan or any portion thereof and (b) any LIBOR rate loan or any portion thereof, shall be set at the Applicable Margin Level in effect on the last day of the fiscal quarter during which such 18 Month Anniversary Date occurs.
Finally, if the Company consummated the Business Combination as of July 31, 2022 we will be obligated to issue up to 3,000,000 Class G units of Mondee Holdings LLC to TCW. The exact amount of which will be dependent on the aggregate amount of loan outstanding following the prepayment of the loan. If the Business Combination is unconsummated as of July 31, 2022 the Company will be obligated to issue 3,600,000 Class G units agreed to under the fourth amendment of the agreement.
Concurrently with the consummation of the Business Combination, the Company will be obligated to pay the lender a SPAC prepayment of the aggregate outstanding principal amount of the term loan of no less than $50,000. The Company will also be obligated to pay a SPAC prepayment fee of 3% that is applied against the SPAC prepayment amount. The SPAC prepayment fee is due upon the consummation of the Business Combination.
On July 17, 2022, the Company entered into an amendment to the seventh amendment to the TCW Agreement, pursuant to which, among other things, TCW consented to reduce the amount of the loan required to be prepaid at closing to $40,000 ("SPAC Prepayment"). The Company was still required to pay a 3% fee on the SPAC Prepayment. On July 18, 2022, the consummation of the Business Combination occurred which resulted in the following:
a.SPAC Prepayment $40,000
b.SPAC Prepayment Fee $1,200

(In thousands, except stock, units and par value data)
c.3,000,000 Class G Units of Mondee Holding LLC issued at a price of $3.25
The effective interest on the loan for the periods ended September 30, 2022, and September 30, 2021 is 21.70% and 15.48%, respectively.
6.    FAIR VALUE MEASUREMENT
The Company evaluates assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period.
The following table sets forth the Company’s financial liabilities that were measured at fair value, on a recurring basis:

	September 30, 2022
	Level 1	Level 2	Level 3	Total

LBF earn-out consideration(1)	—	$—	$21	$21
Warrant liability - private warrants(2)	$—	$—	$502	$502
Totally liabilities	—	—	523	523

	December 31, 2021
	Level 1	Level 2	Level 3	Total

Liabilities
LBF earn-out consideration(1)	$—	$—	$597	$597
______________________________

(1)
The LBF earn-out consideration represents arrangements to pay the former owners of LBF Travel, Inc. (“LBF”) acquired by Mondee in 2019. The undiscounted maximum payment under the arrangement is $2,700 in aggregate at the end of fiscal year 2021 and nine months ended September 30, 2022. As of September 30, 2022, no payments were made as the LBF did not meet the EBITDA (Earnings Before Interest, Taxes, Depreciation, and Amortization) threshold required. Earn-out consideration is included in accrued expenses and other current liabilities on the Company’s Condensed Consolidated Balance Sheets.

(2)
On February 1, 2021, with the closing of the IPO, ITHAX consummated the sale of 675,000 private placement units, including the exercise by the underwriters of their over-allotment option. As of September 30, 2022, the Company had 232,500 Private Placement Warrants outstanding.

The Private Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liability in the Condensed Consolidated Balance Sheets. The warrant liability is measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liability in the Condensed Consolidated Statements of Operations.
For Level 3 earn-out consideration, the Company assesses the fair value of expected earn-out consideration at each reporting period using the Monte Carlo Method, which is consistent with the initial measurement of the expected earn-out consideration. This fair value measurement is considered a Level 3 measurement because the Company estimates projections during the earn-out period utilizing various potential pay-out scenarios. The Monte Carlo simulation method repeats a process thousands of times in an attempt to predict all the possible future outcomes. At the end of the simulation, several random trials produce a distribution of outcomes that are then analyzed to determine the average present value of earn-out. The earn-out consideration is included in accrued expenses and other current liabilities on the Company’s Condensed Consolidated Balance Sheets. Change in the fair value of earn-out consideration is reflected in our Condensed Consolidated Statements of Operations. Changes to the unobservable inputs do not have a material impact on the Company’s Condensed Consolidated Financial Statements.
The Company established the initial fair value of the Private Warrants on July 18, 2022, the date of the Company’s Initial Public Offering, and revalued on September 30, 2022, using a Black-Scholes option pricing model. The Warrants were classified as Level 3 at the initial measurement date, and September 30, 2022 due to the use of unobservable inputs.

(In thousands, except stock, units and par value data)
Roll-forward of Level 3 Recurring Fair Value Measurements
The following tables summarizes the fair value adjustments for earn-out consideration and private warrant liability measured using significant unobservable inputs (level 3):
Earn-out consideration

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Balance, beginning of period	$2	$526	$597	$332
Change in the estimated fair value of LBF earn-out consideration	19	(17)	(576)	177
Balance, end of the period	$21	$509	$21	$509
Private warrant liability

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Warrants recognized upon closing of reverse recapitalization	1,721	—	1,721	—
Transfer of Private Warrants to Public Warrants	(536)	—	(536)	—
Change in the estimated fair value of warrants	(683)	—	(683)	—
Balance, end of the period	$502	$—	$502	$—

The fair value of Company’s short term financial assets and liabilities including cash and cash equivalents, accounts receivable, accounts payable, deferred underwriting fee, and accrued expenses approximated their carrying values as of September 30, 2022 and December 31, 2021, due to their short-term nature. The Company’s restricted short-term investments are certificate of deposits held at banks and it is management’s intent to hold to maturity. As such, the Company records restricted short-term investments, long-term debt, and long-term debt due from related parties on an amortized cost basis.
There were no transfers between Level 1, Level 2 or Level 3 fair value hierarchy categories of financial instruments for the three and nine-month period ended September 30, 2022 and for the year ended December 31, 2021.
Assets Measured at Fair Value on a Nonrecurring Basis
Our non-financial assets, such as goodwill, intangible assets and property and equipment, are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur such that a non-financial instrument is required to be evaluated for impairment and an impairment is recorded to reduce the non-financial instrument’s carrying value to the fair value as a result of such triggering events, the non-financial assets are measured at fair value for the period such triggering events occur.
For the three and nine months ended September 30, 2022 and September 30, 2021 respectively, the Company has not recorded any impairment charges on non-financial assets.

(In thousands, except stock, units and par value data)
7.    REVENUE
Disaggregation of revenue
The Company believes that the disaggregation based on the reportable segments best depicts how the nature, amount, timing and uncertainty of our revenues and cash flows are affected by industry, market, and other factors. As described below in Note 10, the Company has two reportable segments, Travel Marketplace and SAAS Platform.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue from Travel Marketplace	$39,047	$22,458	$118,805	$59,075
Revenue from SAAS Platform	419	412	964	846
	$39,466	$22,870	$119,769	$59,921
Contract balances
The timing of revenue recognition, billing, and cash collection results in the recognition of accounts receivable, contract assets and contract liabilities on the Condensed Consolidated Balance Sheets.
Contract assets include unbilled amounts resulting from contracts in which revenue is estimated and accrued based upon measurable performance targets defined at contract inception.
Contract liabilities, discussed below, are referenced as “deferred revenue” on the Condensed Consolidated Balance Sheets and disclosures. Cash received that are contingent upon the satisfaction of performance obligations are accounted for as deferred revenue. Deferred revenue primarily relates to advance received from GDS service provider for bookings of airline tickets in future.
The opening and closing balances of accounts receivable and deferred revenue are as follows:

	Accounts Receivable	Contract Asset	Deferred Revenue
Ending Balance as of December 31, 2021	10,178	3,935	(20,738)
Increase/(decrease), net	15,573	2,635	1,658
Ending Balance as of September 30, 2022	$25,751	$6,570	$(19,080)
As of December 31, 2021, the deferred revenue balance was $20,738, of which $2,860 was recognized as revenue during the nine months ended September 30, 2022.
8.    INCOME TAXES
We have assessed our ability to realize our deferred tax assets and have recorded a valuation allowance against such assets to the extent that, based on the weight of all available evidence, it is more likely than not that all or a portion of the deferred tax assets will not be realized. In assessing the likelihood of future realization of our deferred tax assets, we placed significant weight on our history of generating tax losses, including for nine months of 2022. As a result, we have a full valuation allowance against our net deferred tax assets. We expect to maintain a full valuation allowance for the foreseeable future.
We determine our provision for income taxes for interim periods using an estimate of our annual effective tax rate. We record any changes affecting the estimated annual effective tax rate in the interim period in which the change occurs, including discrete items. The tax expense arising on account of the tax amortization of an indefinite lived intangible asset and the state minimum taxes is calculated based on the discrete approach.
The effective income tax rate was (0.51)% and (0.84)% on the pre-tax loss for the three and nine months ended September 30, 2022, respectively, and (4.05)% and (0.97)% for the three and nine months ended September 30, 2021, respectively.

(In thousands, except stock, units and par value data)
The effective tax rate differs from the U.S. statutory rate primarily due to the full valuation allowances on the Company’s net domestic deferred tax assets as it is more likely than not that all of the deferred tax assets will not be realized.

9.    REDEEMABLE PREFERRED STOCK
On September 29, 2022 (“closing date”), the Company issued and sold 85,000 shares of Preferred Stock at $1,000 per share, resulting in gross proceeds of $85,000. The preferred stock was authorized by the Company's articles of incorporation by filing a certificate of designation as authorized by the Board. The proceeds were bifurcated between the Preferred Stock and Class A Common Stock warrants on a relative fair value basis. The Company incurred issuance cost of $1,560. The Company calculates the accretion of the preferred stock to its redemption using effective rate method and is reported as a deemed dividend. The effective interest rate for the three and nine months ended September 30, 2022 is 14.19%.
The Preferred Stock has the following key terms:
1.A stated value of $1,000.00 per share;
2.The holder is entitled to receive a cumulative dividend at the annual rate of SOFR plus 7%. After the second anniversary of the closing date the holder is entitled to receive a cumulative dividend at the annual rate of SOFR plus 10.5%;
3.The holders have a put right to redeem the Preferred Stock for cash at the stated value plus any unpaid dividends after 5 years from the issuance date (On or after September 29, 2027);
4.The Preferred Stock is non-voting;
5.The Preferred Stock is not convertible into shares of the Company's Class A Common Stock;
6.The Preferred Stock is senior to the Company’s Class A Common Stock and any class or series of capital stock expressly designated as ranking junior to the Preferred Stock as to distribution rights and rights upon liquidation, dissolution or winding up (“Junior Stock”). The Preferred Stock is on a parity with any class or series of the Company’s capital stock expressly designated as ranking on a parity with the Preferred Stock as to distribution rights and rights upon liquidation, dissolution or winding up (“Parity Stock”).
7.The Preferred Stock issued represents redeemable shares, with a redemption period at the option of the holders beginning on or after the fifth anniversary from the closing date. The preferred shares can only be redeemed in cash based on the terms of the certificate of designation. The price per share of Preferred Stock on the date of redemption is equal to the stated value per share price plus, an amount equal to the accrued dividends plus, accrued and unpaid dividends since the most recent dividend payment date. The Company may also redeem the outstanding Preferred Stock at any time for an amount equal to the greater of the stated value price per share of Preferred Stock plus, an amount equal to the accrued dividends plus, accrued and unpaid dividends since the most recent dividend payment date with respect to such share as of the applicable redemption date or if any, to result in, prior to the second anniversary of the closing date, a multiplier to the product of 1.225 times the stated value of Preferred Stock, from and after the second anniversary of the closing date, a multiplier equal to 1.325 times the stated value of Preferred Stock.
In accordance with the guidance in ASC 480 "Distinguishing Liabilities from Equity”, the Preferred Stock is to be classified as temporary equity if any event that is outside the Company’s control (regardless of probability) could trigger the security to become redeemable outside the Company’s control. The Preferred Stock met the definition of a temporary equity and is recorded in redeemable preferred stock in the accompanying Condensed Consolidated Balance Sheets. The Preferred Stock will be accreted up to its redemption using the accretion method.
For the year ended September 30, 2022, the Company recorded $46 of accrued dividends. The amount is reported in redeemable preferred stock on the Company’s Condensed Consolidated Balance Sheet. No dividends were paid as of September 30, 2022.

(In thousands, except stock, units and par value data)
10.    COMMITMENTS AND CONTINGENCIES
Legal Matters
From time to time, the Company may be a party to litigation and subject to claims incidental to its business. Although the results of litigation and claims cannot be predicted with certainty, the Company currently believes that the final outcome of these matters will not have a material adverse effect on its business. Regardless of the outcome, litigation can have an adverse impact on the Company because of judgment, defense and settlement costs, diversion of management resources, and other factors. As of September 30, 2022 the Company currently has one outstanding legal claim that may have an adverse material impact.
Litigation Relating to LBF Acquisition. In the federal court action, Thomas DeRosa, a shareholder of LBF Travel Management Corp. (f/k/a LBF Travel, Inc.), the entity that sold LBF Travel Holdings, LLC to Mondee, sued LBF Travel Management Corp. and its CEO to recover a portion of the proceeds of the sale of LBF Travel Holdings, LLC to Mondee. Mondee was later added as a party to this litigation via a third-party complaint that alleges, among other things, that Mondee aided and abetted the directors and officers of LBF Travel Management Corp. in breaches of their fiduciary duties in connection with the acquisition. The case remains pending in Federal court. There is a separate state court action that has been stayed. While the Company believes that they will be successful based on their position, it is nevertheless reasonably possible that the Company could be required to pay any assessed amounts in order to contest or litigate the assessment and an estimate for a reasonably possible amount of any such payments cannot be made.
On October 13, 2021, Mondee received a summons from Global Collect Services B.V. (“Ingenico”) to appear in the District Court of Amsterdam with respect to a claim of $548 for past dues and outstanding invoices, fees, plus interest and costs of collection. The Company is in current discussions to settle this lawsuit.
Letters of Credit
The Company had $7,661 secured letters of credit outstanding as of September 30, 2022. These primarily relate to securing the payment for the potential purchase of airline tickets in the ordinary course of business and are collateralized by term deposits and money market funds The following table presents our material contractual obligations as of September 30, 2022.

(In thousands)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Letters of Credit	$7,661	$7,661	$—	$—	$—
Total	$7,661	$7,661	$—	$—	$—
11.    OPERATING LEASES
The Company leases various office premises and facilities under non-cancelable operating leases that expire at various dates through March 2030. Some of the Company’s leases contain one or more options to extend. The Company considers options to extend the lease in determining the lease term.
Prior to the adoption of ASC 842, rent expense on operating leases was recognized on a straight-line basis over the term of the lease. In addition, certain of the Company’s operating lease agreements for office space also include rent holidays and scheduled rent escalations during the initial lease term. The Company recorded the rent holidays as a deferred rent within other liabilities on the Condensed Consolidated Balance Sheets. The Company expects to record deferred rent liability and scheduled rent increase on a straight-line basis into rent expense over the lease term commencing on the date the Company took possession of the leased space.
Operating lease expense for the three and nine months ended September 30, 2022 was $434 and $1,113, respectively and $339 and $1,142 for the three and nine months ended September 30, 2021, respectively. The Company records operating lease expense in the Condensed Consolidated Statement of Operations within general and administrative expenses.

(In thousands, except stock, units and par value data)
On adoption of topic ASC 842 “Leases”, supplemental balance sheet information as of September 30, 2022 related to operating leases is shown below:

	As of September 30, 2022
Reported as:	$
Assets:
Operating lease right-of-use assets		$2,519
Liabilities:
Accrued expenses and other current liabilities		$874
Operating lease liabilities, non-current	1,826
Total operating lease liabilities		$2,700
As of September 30, 2022, the weighted-average remaining lease term and weighted-average discount rate for operating leases is 4.68 years and 11.33% respectively.
Supplemental cash flow information as of September 30, 2022 related to operating leases are as follows:

Nine Months Ended September 30, 2022
Cash paid within operating cash flows	$993
Operating lease right-of-use assets recognized in exchange for new operating lease obligations	3,403
As of September 30, 2022, the future minimum lease payments under non-cancelable operating leases are as follows:

As of September 30, 2022
2022 (remaining three months)	$383
2023	917
2024	693
2025	388
2026	285
Thereafter	763
Total operating lease payments	3,429
Less: Imputed interest	(729)
Total operating lease liabilities	$2,700
12.    EMPLOYEE BENEFIT PLAN
The Company sponsors several 401(k) defined contribution plans covering its employees in the United States of America. A management committee determines matching contributions made by the Company annually. Matching contributions are made in cash and were $0 during the three and nine months ended September 30, 2022 and $2 and $7 during the three and nine months ended September 30, 2021, respectively.
The Company’s Gratuity Plan in India (the “India Plan”) provides for a lump sum payment to vested employees on retirement or upon termination of employment in an amount based on the respective employee’s salary and years of employment with the Company. Liabilities with regard to the India Plan are determined by actuarial valuation using the projected unit credit method. Current service costs for these plans are accrued in the year to which they relate. Actuarial gains or losses or prior service costs, if any, resulting from amendments to the plans are recognized and reported as personnel expenses in the Condensed Consolidated Statement of Operations.

(In thousands, except stock, units and par value data)
Components of net periodic benefit costs, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Particulars	2022	2021	2022	2021
Current service cost	20	30	65	65
Interest cost	8	6	23	19
Net actuarial (gain)/loss recognized in the period	33	45	(4)	(26)
Expenses recognized in the Condensed Consolidated Statement of Operations	61	81	84	58
The components of actuarial (gain)/loss on retirement benefits are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Particulars	2022	2021	2022	2021
Actuarial gain/(loss) for the period obligation	33	45	(4)	(26)
Actuarial (gain)/loss for the period plan assets	—	—	—	—
Total actuarial gain/(loss) on obligation	33	45	(4)	(26)
13.    RELATED PARTY TRANSACTIONS
A.Related Parties with whom transactions have taken place during the period:
a.Mondee Holdings LLC — Parent Company
b.Prasad Gundumogula — Chief Executive Officer (“CEO”)
c.Metaminds Software Solutions Ltd (“Metaminds Software”) — Affiliate entity
d.Metaminds Technologies Pvt Ltd (“Metaminds Technologies”) — Affiliate entity
e.Metaminds Global Solutions Inc. (“Metaminds Global”) — Affiliate entity
f.Mondee Group LLC — Affiliate entity
g.Mike Melham — VP of Product Implementation
B.Summary of balances due to and from related parties and transactions are as follows:

Balances as at Period End	September 30, 2022	December 31, 2021
Amount payable to related party
Metaminds Technologies	—	196
Metaminds Global	—	317
Mondee Group LLC (a)	—	203
Loan receivable from Related Party
Mondee Group LLC (b)	—	22,054
Note Payable to Related Party
Note payable to CEO (c)	196	193

(In thousands, except stock, units and par value data)

	Three Months Ended September 30,		Nine Months Ended September 30,
Transactions with Related Parties	2022	2021	2022	2021
Offshore IT, sales support and other services from
Metaminds Software (e)	—	8	—	91
Metaminds Technologies (e)	—	68	54	155
Metaminds Global (e)	—	56	78	151
Offshore software development services from
Metaminds Software (e)	—	32	—	362
Metaminds Technologies (e)	—	272	216	619
Metaminds Global (e)	—	224	312	602
Interest income from Mondee Group Loan (b)	26	128	282	378
Service fee from Mondee Group LLC (a)	441	—	2,382	—
Rent expense – from Mike Melham (d)	17	17	50	50
Rent expense – from Metaminds Software (f)	58	—	116	—
Payment made on behalf of Mondee Holdings LLC	5,241	—	5,241	—
_________________________

(a)
Pursuant to a UATP Servicing Agreement dated May 11, 2021, the Company sold certain airline tickets using prepaid UATP credit cards arranged by Mondee Group, LLC, in exchange for a service fee equal to 10% of the revenue derived from the sale of such airline tickets. Mondee Group, LLC, led the fund raising and arranged the funds that were used to purchase prepaid UATP credit cards at a discount from their face value from a certain airline.

(b)
The Company has a secured promissory note receivable from Mondee Group LLC, bearing an interest rate of 2.33% compounded annually, with a 10-year term, and is secured by 14,708 Class A units in Parent. The note was settled upon the occurrence of the Business Combination, partly by a right to receive the Company's Class A Common Stock to the extent of $20,336 and partly by the Asset Acquisition discussed in Note 3.

(c)
The Company has a note payable to the CEO amounting to $196 and $193 as of September 30, 2022 and December 31, 2021, respectively, and is included in loan payable to related party on the Condensed Consolidated Balance Sheets. The loan is collateralized and carries an interest rate of 2% per annum. Principal and interest are due on demand.

(d)
The Company currently rents two office spaces from Mike Melham, the Company’s VP of Product Implementation. The lease commencement date for both the leases was January 01, 2020. Each lease has a term of five years. The monthly minimum base rents are immaterial.

(e)	Prior to acquisition of certain assets and liabilities of Metaminds Technologies, Mondee hired all employees of Metaminds Technologies and Metaminds Software in April 2022. There were no services rendered by Metaminds Technologies and Metaminds Software for offshore IT, offshore software development, or sales support for the three month ended September 30, 2022.

(f)
The Company currently rents office space from Metaminds Software Solutions Ltd. The lease commencement date for this was April 1, 2022. The lease has a term of 11 months and the monthly minimum base rent is immaterial.

(g)	Corresponds to a payment made to Rocketrip put option holders by the Company on behalf Mondee Holdings LLC
14.    SEGMENT INFORMATION
We have the following reportable segments: Travel Marketplace and SAAS Platform. These reportable segments offer different products and services and are managed separately because the nature of products and services, and methods used to distribute the services are different. Our primary operating metric is Adjusted EBITDA (Earnings Before Interest, Taxes, Depreciation, and Amortization). Assets, liabilities and expenses are reviewed on an entity-wide basis by the CODM, and hence are not allocated to these reportable segments. Segment revenue is reported and reviewed by the CODM on a monthly basis.

(In thousands, except stock, units and par value data)
Such amounts are detailed in our segment reconciliation below.

	Three Months Ended September 30, 2022
	Travel Marketplace	SAAS Platform	Total
Third-party revenue	$39,047	419	39,466
Intersegment revenue	—	—	—
Revenue	$39,047	419	39,466
Adjusted EBITDA	$3,763	(195)	3,568
Depreciation and amortization	(2,826)	(137)	(2,963)
Restructuring expense	(2,130)	—	(2,130)
Stock-based compensation	(55,236)	—	(55,236)
Operating loss	$(56,429)	(332)	(56,761)
Other expense, net			(7,526)
Loss before income taxes			(64,287)
Provision for income taxes			(321)
Net loss			(64,608)

	Three Months Ended September 30, 2021
	Travel Marketplace	SAAS Platform	Total
Third-party revenue	$22,458	412	22,870
Intersegment revenue	—	—	—
Revenue	$22,458	412	22,870
Adjusted EBITDA	$218	(264)	(46)
Depreciation and amortization	(3,113)	(139)	(3,252)
Restructuring expense	—	—	—
Stock-based compensation	(82)	—	(82)
Operating loss	$(2,977)	(403)	(3,380)
Other expense, net			(773)
Loss before income taxes			(4,153)
Provision for income taxes			(115)
Net loss			(4,268)

(In thousands, except stock, units and par value data)

	Nine Months Ended September 30, 2022
	Travel Marketplace	SAAS Platform	Total
Third-party revenue	$118,805	964	119,769
Intersegment revenue	—	—	—
Revenue	$118,805	964	119,769
Adjusted EBITDA	$11,500	(1,203)	10,297
Depreciation and amortization	(8,138)	(411)	(8,549)
Restructuring expense	(2,130)	—	(2,130)
Stock-based compensation	(55,397)	—	(55,397)
Operating loss	$(54,165)	(1,614)	(55,779)
Other expense, net			(17,322)
Loss before income taxes			(73,101)
Provision for income taxes			(611)
Net loss			(73,712)

	Nine Months Ended September 30, 2021
	Travel Marketplace	SAAS Platform	Total
Third-party revenue	$59,075	846	59,921
Intersegment revenue	—	—
Revenue	$59,075	846	59,921
Adjusted EBITDA	$(2,632)	(1,287)	(3,919)
Depreciation and amortization	(9,346)	(426)	(9,772)
Restructuring expense	—	—	—
Stock-based compensation	(3,853)	—	(3,853)
Operating loss	$(15,831)	(1,713)	(17,544)
Other expense, net			(11,918)
Loss before income taxes			(29,462)
Provision for income taxes			(235)
Net loss			(29,697)
Geographic information
The following table represents revenue by geographic area, the United States, and all other countries, based on the geographic location of the Company’s subsidiaries.

	Three Months Ended September 30,
	2022	2021
United States	$35,957	$22,480
International	3,509	390
	$39,466	$22,870

	Nine Months Ended September 30, 2022
	2022	2021
United States	$112,121	$59,036
International	7,648	885
	$119,769	$59,921

(In thousands, except stock, units and par value data)
As of September 30, 2022, and December 31, 2021, long-lived assets located outside of the United States were not material.
15.    Class A Common Stock
On July 18, 2022, the Class A Common Stock and Warrants began trading on Nasdaq Global Market under the ticker symbols “MOND” and “MONDW”, respectively.
Class A Common Stock
As of September 30, 2022, the Company had authorized a total of 500,000,000 shares for issuance of Class A Common Stock. As of September 30, 2022, shares of 82,266,160 Class A Common Stock are issued and outstanding. Not reflected in the shares issued and outstanding as of September 30, 2022 is approximately 331,600 related to restricted stock units that vested in 2022 but not yet been settled and issued. As of December 31, 2021, the Company has 60,800,000 shares of Class A Common Stock, par value $0.0001, issued and outstanding.
Voting Rights
Each holder of Class A Common Stock is entitled to one vote in respect of each share of Class A Common Stock held of record by such holder on all matters voted upon by the Company's stockholders, provided, however, that, except as otherwise required in the amended and restated certificate of incorporation, dated July 18, 2022 (as amended from time to time, the "Certificate of Incorporation") or by applicable law, the holders of the Company's Class A Common Stock will not be entitled to vote on any amendment to the Certificate of Incorporation that alters or changes the powers, preferences, rights or other terms of one or more outstanding series of the Company's Preferred Stock if the holders of such affected series are entitled, either separately or together with the holders of one or more other such series, to vote thereon pursuant to the Certificate of Incorporation (including any certificate of designation relating to any series of the Company's Preferred Stock) or pursuant to the Delaware General Corporation Law.
Dividend Rights
Subject to the rights of the holders of the Preferred Stock and any other provisions of the Certificate of Incorporation, holders of the Company's Class A Common Stock will be entitled to receive such dividends and other distributions in cash, stock or property of the Company when, as and if declared thereon by the Board, in its discretion, from time to time out of assets or funds of the Company legally available therefor.
Liquidation Rights
Subject to the rights of holders of the Preferred Stock, in the event of any liquidation, dissolution or winding up of the Company's affairs, whether voluntary or involuntary, after payment or provision for payment of the Company's debts and any other payments required by law and amounts payable upon shares of the Preferred Stock ranking senior to the shares of the Class A Common Stock upon such dissolution, liquidation or winding up, if any, the Company's remaining net assets will be distributed to the holders of the Class A Common Stock and the holders of any other class or series of capital stock ranking equally with the the Class A Common Stock upon such dissolution, liquidation or winding up, equally on a per share basis.
Transfer Rights
Subject to applicable law and the transfer restrictions set forth in Article VII of the the bylaws of the Company adopted on July 18, 2022, shares of Class A Common Stock and the rights and obligations associated therewith shall be fully transferable to any transferee.
Other Rights
There are no redemption or sinking fund provisions applicable to the the Class A Common Stock. The rights, preferences and privileges of holders of the Class A Common Stock will be subject to those of the holders of any preferred stock, including the Preferred Stock, that we may issue in the future.

(In thousands, except stock, units and par value data)
16.    STOCK-BASED COMPENSATION
Stock Incentive Units
In February 2021, the Board of Managers of Mondee Holdings, LLC approved the amended and restated 2013 Class D Incentive Unit Plan. The plan authorizes 91,177,477 Class D Incentive Units of Mondee Holdings, LLC for issuance to the Company’s employees. As of September 30, 2022, 100% of the Management Incentive Units for Class D units were fully vested as a result of the change in control event that is the consummation of the Business Combination.
There were no incentive awards granted during the nine months ended September 30, 2022 under such stock incentive plan.
As of September 30, 2022, the total unrecognized stock-based compensation expense related to the incentive units outstanding was $0.
The per unit fair value of Class D incentive awards granted during the year ended December 31, 2021 ranged between $0.002 and $0.13 and was estimated as of grant date using the following assumptions:

2021 Grants
Expected term (in years)	0 – 2.5
Risk-free interest rate	0.81% – 1.26%
Expected volatility	50.92% – 53.85%
Expected dividend rate	0%
Weighted average contractual life	0 – 2.5
The per unit fair value of the Class D incentive awards granted prior to fiscal year 2021 were estimated at the date of grant using “the Black-Scholes” option pricing model, using the following assumptions:

2018 Grants
Expected term (in years)	0 – 2.5
Risk-free interest rate	2.9%
Expected volatility	26.0%
Expected dividend rate	0%
Weighted average contractual life	0 – 2.5

(In thousands, except stock, units and par value data)

The following table summarizes the Incentive Units activity for the periods from December 31, 2021 through September 30, 2022:

	Number of Class D Incentive Units Outstanding	Weighted average grant date fair value of units	Weighted average remaining contractual life (Years)	Weighted average exercise price
Unvested – December 31, 2021	10,278,486	0.13	2	0.03
Granted	—	—
Vested	(89,359)	0.002
Forfeited or canceled	(50,000)	—
Unvested – March 31, 2022	10,139,127	0.1	1.75	0.03
Granted	—	—
Vested	(2,490,532)	0.125
Forfeited or canceled	—	—
Unvested – June 30, 2022	7,648,595	0.128	2	0.03
Granted	—	—
Vested	(7,648,595)	0.128
Forfeited or canceled	—	—
Unvested – September 30, 2022	—	—
Upon the consummation of the Business Combination on July 18, 2022 (the "Closing Date"), the Company adopted two new long-term stock-based compensation incentive plans: (1) the Mondee Holdings, Inc. 2022 Equity Incentive Plan (the "2022 Plan") and (2) the Mondee 2022 Employee Stock Purchase Plan (the "ESPP"). The following is a general description of the material features of those plans, which is qualified in its entirety by reference to the provisions of the 2022 Plan and ESPP, as applicable.
2022 Equity Incentive Plan
The Board adopted, and the stockholders of the Company approved, the 2022 Plan, effective as of the Closing Date. The maximum number of shares of Class A Common Stock that may be issued pursuant to the 2022 Plan is 9,615,971. The 2022 Plan provides for the grant of stock options, restricted stock units ("RSUs), stock appreciation rights ("SARs"), dividend equivalents, substitute awards, and other stock-based awards (such as annual incentive awards and performance awards) for issuance to employees, directors, and other service providers to the Company or its affiliates
Restricted Stock Units
On the Closing Date, the Company granted 331,600 RSUs to three employees under the 2022 Plan. The RSUs became fully vested as of the date of grant and entitle the holders to receive shares of Class A Common Stock six months from the grant date. The issuance of the shares are not subject to continued employment through the applicable 6-month period and accordingly the total compensation cost recorded on the fully vested RSUs amount to $3,316. The RSUs granted were equity-classified and recorded in accordance with ASC 718 “Compensation - Stock Compensation." The Company valued the RSUs using the market price of the Company's Class A Common Stock at the time of the Business Combination.
Upon the consummation of the Business Combination and pursuant to the 2022 Plan, the Company granted to each Board member (i) 5,000 RSUs for each year such Board member was elected to serve on the Board and (ii) 5,000 RSUs as a special one-time award (the "Special RSU Grant"). The 5,000 RSUs granted as part of the Special RSU Grant vest as follows: (1) one-third will vest if the Class A Common Stock price reaches or exceeds a volume-weighted average price ("VWAP") of $12.50 for any 20 days within any 30-day trading period; one-third will vest if the Class A Common Stock price reaches or exceeds a VWAP of $15.00 for any 20 days within any 30-day trading period; and the final one-third will vest if the Class A Common Stock price reaches or exceeds a VWAP of $18.00 for any 20 days within any 30-day trading period. For the remaining RSUs granted to each Board member, 5,000 RSUs will vest annually for each year such Board member serves on the Board. The issuance of the shares of Class A Common Stock are subject to continued service with

(In thousands, except stock, units and par value data)
the Company through the applicable vesting date. The holders have the right to receive the number of shares of Class A Common Stock corresponding to the number of RSUs that have vested on the 6-month anniversary of the vesting date.
For the special RSU Grant, the Company will recognize share based compensation expense using the accelerated attribution model over the derived service period. With respect to the other RSUs, the Company will recognize share based compensation expense using the straight-line method over the requisite service period during which such RSUs vest.
A summary of the Company’s RSU activity during the nine months ended September 30, 2022 was as follows:

	Number of Restricted Stock Incentive Units Outstanding		Weighted-Average Grant Date Fair Value
Unvested – December 31, 2021	$—		$—
Granted	436,600		9.9
Vested	(331,600)		10
Forfeited or canceled	—		—
Unvested – September 30, 2022	105,000	105000	$9.4
During the three and nine months ended September 30, 2022, the Company recorded equity-based compensation expense related to the RSUs of $3,525. As of September 30, 2022, the Company had 105,000 granted but unvested RSUs with unamortized stock-based compensation expense of $783 remaining to be recognized over a weighted-average period of 1.28 years.
Stock Options

The committee administering the 2022 Plan (the "Committee") shall have the authority to grant to any eligible employee one or more Incentive Stock Options, Non-Qualified Stock Options, or both types of Stock Options to eligible employees. The exercise price per share subject to a Stock Option shall be determined by the Committee at the time of grant, provided that the per share exercise price of a Stock Option shall not be less than 100% of the Fair Market Value (as defined in the 2022 Plan) at the time of grant. The term of each Stock Option shall be fixed by the Committee, but shall not be greater than 10 years after the date such Stock Option is granted. As of September 30, 2022, no stock option awards have been issued under the 2022 Plan.

Stock Appreciation Rights

SARs may be granted alone or in conjunction with all or part of any Stock Option granted under the 2022 Plan. The exercise price per share of Class A Common Stock subject to a SAR shall be determined by the Committee at the time of grant, provided that the per share exercise price of a SAR shall not be less than 100% of the Fair Market Value (as defined in the 2022 Plan) at the time of grant. The term of each free standing SAR shall be fixed by the Committee, but shall not be greater than 10 years after the date such SAR is granted. The SARs shall be exercised at such time or times to such terms and conditions determined by the Committee at the time of the grant. As of September 30, 2022, no SAR awards had been granted under the 2022 Plan.
Employee Stock Purchase Plan

The Board adopted, and the stockholders of the Company approved, the ESPP effective as of the Closing Date. The initial number of shares of common stock authorized for sale under the ESPP was 1,923,194. The following is a general description of the material features of the ESPP, which is qualified in its entirety by reference to the provisions of the ESPP:
•The maximum aggregate number of shares of Class A Common Stock that may be issued pursuant to the ESPP will be equal to 2% of the fully-diluted shares, subject to certain adjustments;

•The ESPP will permit participants to purchase Common Stock through contributions (in the form of payroll deductions or otherwise to the extent permitted by the administrator) of up to the lesser of 8% of their eligible compensation or $25,000 maximum per offering period, which includes a participant’s regular and recurring straight time gross earnings and other eligible compensation, as defined in the ESPP. Subject to the eligibility requirements and dollar limits discussed above, a participant may purchase a maximum of $25,000 worth of shares of Class A Common Stock during each offering period. Subject to such limits, the administrator may

(In thousands, except stock, units and par value data)
increase or decrease, in its absolute discretion, the maximum number of shares of Class A Common Stock that a participant may purchase during future offering periods. Amounts contributed and accumulated by the participant during any offering period will be used to purchase shares of Class A Common Stock at the end of each offering period. The purchase price of the shares of Class A Common Stock cannot be less than 85% of the lower of the fair market value of our Class A Common Stock on the first trading day of the offering period or on the last trading day of the offering period; and

•A participant may withdraw from the ESPP voluntarily at any time by delivering written notice of withdrawal prior to the close of business on the date established by the administrator. A participant will be deemed to have elected to withdraw from the ESPP upon the termination of the participant’s employment for any reason or in the event the participant is no longer eligible to participate in the ESPP.

As of September 30, 2022, the ESPP has not yet been activated and accordingly no shares have been issued.

17. NET LOSS PER SHARE
The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders for the three months ended September 30, 2022 and 2021:

	For the three months ended September 30,
	2022	2021
Numerator:
Net loss attributable to common stockholders	$(64,608)	$(4,268)
Denominator:
Weighted average shares outstanding, basic and diluted	72,462,512	60,800,000
Basic and diluted net loss per share	$(0.89)	$(0.07)

The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders for the nine months ended September 30, 2022 and 2021:

	For the nine months ended September 30,
	2022	2021
Numerator:
Net loss attributable to common stockholders	$(73,712)	$(29,697)
Denominator:
Weighted average shares outstanding, basic and diluted	64,730,224	60,800,000
Basic and diluted net loss per share	$(1.14)	$(0.49)

The following table presents the potential common shares outstanding that were excluded from the computation of diluted net loss per share of common shares as of the periods presented because including them would be anti-dilutive:

	For the nine months ended September 30,
	2022	2021
Warrants (public warrants, private warrants, CS warrants)	13,568,543	—
Outstanding earn-out shares	7,600,000	—
Restricted Stock units*	105,000	—
Potential common share excluded from diluted net loss per share	21,273,543	—

*Includes 35,000 RSUs issued that vest on occurrence of market conditions and 70,000 RSUs issued that vest over service period

(In thousands, except stock, units and par value data)

18. RESTRUCTURING
During the nine months ended September 30, 2022, the Company took actions at some of the offshore office locations to reduce the size of its workforce to optimize efficiency and reduce costs. The Company completed the vast majority of announcements that affected employees by October 2022, including office closures .
During the nine months ended September 30, 2022, the Company recorded expenses of $2,130, for the restructuring actions, which are included in "Restructuring expense" in the Condensed Consolidated Statements of Operations and in the Travel Marketplace reportable segment. These expenses are one-time cash-based and of employee severance, lease rental termination related, and other termination benefits. Accordingly, the Company accounted for restructuring expenses pursuant to ASC Topic 420 " Exit or Disposal Cost Obligations" considering these expenses as a one-time benefit. During the nine months ended September 30, 2022, the Company made payments of $1,216. At September 30, 2022, restructuring liabilities of $914, are included in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets.
As of September 30, 2022, the Company estimates that it will record the remainder of expenses by December 31, 2022. This estimate may change as the Company finalizes the execution of its cost reduction plans.

19.    SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the Condensed Consolidated Financial Statements were issued. Based upon this review, other than as described below, the Company did not identify any additional subsequent events that would have required adjustment or disclosure in the Condensed Consolidated Financial Statements.
TCW Amendment
The Company did not make payment on the outstanding principal loan balance that was due on September 30, 2022. Additionally, the Company did not make an interest payment that was due on September 30, 2022 to cover the period of April 1, 2022 to June 30, 2022 (the "June Interest Payment") and for the period of July 1, 2022 to September 30, 2022 (the "September Interest Payment"). The unpaid September principal amount together with the missed June Interest Payment and September Interest Payment resulted in a payment default. The Company paid the September 30, 2022 unpaid principal balance in the subsequent period.
On October 24, 2022, the Company executed an eighth amendment to the financing agreement with TCW, pursuant to which, among other things, the amendment provides consent to a portion of the payment of the June Interest Payment at a rate per annum of up to 2.5% to be paid by capitalizing such interest and adding such capitalized interest to the then outstanding principal amount of the Term Loan (such amount, the “June PIK Amount” and the consent to permit the June PIK Amount the “June Interest Payment Condition”), (ii) waive the payment defaults, (iii) consent to the creation and issuance of up to an additional (x) 25,000 shares of Preferred Stock, par value $0.0001 per share, pursuant to the certificate of designation in the form attached to the Preferred Stock Consent as Annex A (the “Certificate”), and (y) 10,000 shares of the Preferred Stock, par value $0.0001 per share, with identical terms as set forth in the Certificate (collectively, the “Additional Series A Preferred Stock Issuance”), (iv) consent to the consummation of the Repurchase of Warrants and (v) amend certain terms and conditions of the Financing Agreement.

The Company has accounted for the update in PIK as well as the default waiver as a recognized subsequent event and reflected the impact in the Condensed Consolidated Financial Statements in accordance with FASB ASC 855. The remaining items within the amendment will be reflected as a non recognized subsequent event.
Warrant Tender Offer
On October 17, 2022, the Company completed its warrant tender offer to purchase existing warrants. Pursuant to the tender offer agreement, the Company offered to purchase, at $0.65 in cash per warrant, up to 12,293,543 of its outstanding public and private warrants to purchase Class A Common Stock. The Offer is not conditioned on any minimum number of

(In thousands, except stock, units and par value data)
warrants being tendered and expired on October 17, 2022 with 10,741,390 warrants being tendered. The gross cash paid was approximately $7,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this Quarterly Report on Form 10-Q (the “Quarterly Report”) to “we,” “us” or our “Company” refer to Mondee Holdings, Inc. and its subsidiaries at and after the consummation of the Business Combination with ITHAX Acquisition Corp., a Delaware corporation, formerly known as ITHAX Acquisition Corp., a Cayman Islands exempted company (“ITHAX”), and its wholly-owned subsidiaries. References to our “management” or our “management team” refer to our officers and directors. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements
This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the anticipated benefits of the completion of our business combination with ITHAX (the “Business Combination”) pursuant to that certain Business Combination Agreement, dated as of December 20, 2021 (as amended, supplemented or otherwise modified, the “Business Combination Agreement”) by and among ITHAX, Ithax Merger Sub I, LLC, a Delaware limited liability company and wholly owned subsidiary of the ITHAX (“First Merger Sub”), Ithax Merger Sub II, LLC, a Delaware limited liability company and wholly owned subsidiary of ITHAX (“Second Merger Sub”), and Mondee Holdings II, Inc., a Delaware corporation (“Mondee II”), our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the “Risk Factors” section of the Quarterly Report. The risks described under the heading “Risk Factors” are not exhaustive. Other sections of the Quarterly Report describe additional factors that could adversely affect our business, financial condition or results of operations. New risk factors emerge from time to time and it is not possible to predict all such risk factors, nor can we assess the impact of all such risk factors on our business, or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Our securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview
We are a rapid-growth, technology-first travel marketplace with a portfolio of globally recognized brands in the leisure, retail and corporate travel sectors.
We provide state-of-the art technologies, operating systems and services that modernize travel market transactions to better serve travelers seeking enhanced life-style choices directly or through travel affiliates. Our technology-led platforms, combined with our distribution network, access to global travel inventory and our extensive, negotiated travel content, create a modern travel marketplace, that includes financial technology and insurance, marketing technology, and conversational commerce platforms. We believe this modern travel marketplace provides enhanced options to the increasingly discerning traveler, on efficient consumer-friendly distribution platforms that support our travel supplier partners in utilizing highly perishable travel inventory.
In addition to the rapid development of a modern travel marketplace, we are increasingly focused on expanding our marketplace to the gig economy segment of the travel market. We believe gig workers are seeking more flexible, diverse content travel services and that our platform is well suited to serve them.

From its founding, our Company began building a leading international wholesale travel business through acquisitions and deployment of our technology platform. We have continued to enhance our technology, expand our market reach and increase our travel market penetration with a combination of organic and inorganic initiatives and transactions. Most recently we acquired companies with subscription products, expanded hotel and retail consumer services and additional global content.
The successful execution of our combined organic and inorganic acquisition business strategy has enhanced our modern travel marketplace and we believe positions us well for emerging travel business opportunities.
We generate revenue primarily from sales of airline tickets and other travel products. In addition, we have added subscription fees with some services. Primarily all of our revenue today is generated by providing omni-channel travel services that result in airline ticket and ancillary sales. Revenue is received in the forms of ticket markups, supplier commissions, or ticketing or ancillary fees, fintech revenues, and incentive payments from airlines, Global Distribution Systems (“GDS”) service providers, and banks and financial institutions, which we leverage in our payment processing and settlement platforms. We also fulfill and settle the reservations booked through affiliated travel agents or directly by travelers.
As a result of our Business Combination with ITHAX, we obtained further financing during the nine months ended September 30, 2022. As of the periods presented, through financing activities we have raised an aggregate of $164.9 million and $3.8 million for the nine months ended September 30, 2022 and 2021, respectively. The increase in cash from financing activities is primarily due to the $85 million raised in connection with the issuance of our Series A redeemable preferred stock, par value $0.0001 per share (the "Preferred Stock") during the period. Additionally, in July 2022, as part of the Business Combination, we raised net proceeds of $58.5 million consisting of $78.5 million through a private investment in public entity ("PIPE") investment, net of expenses of 20.1 million. We incurred a net loss of $73.7 million and our operations used $0.7 million in cash for the nine months ended September 30, 2022. We incurred a net loss of $29.7 million, including the impacts of the novel coronavirus (“COVID-19”), and used $9.1 million in cash from operating activities for the nine months ended September 30, 2021.
Impact of COVID-19 and War in Ukraine
The continued global pandemic of COVID-19 has resulted, and will likely continue to result in, significant disruptions to the global economy, as well as businesses and capital markets around the world. In response to the pandemic, governments, healthcare and other organizations around the world have imposed, and may impose in the future, various measures, including but not limited to, voluntary and mandatory quarantines, stay-at-home orders, travel restrictions and advisories, limitations on gatherings of people, reduced operations and extended closures of businesses.
With respect to our Company, since our business and prospects are largely dependent on travel transaction volumes, that have and will continue to be adversely affected by these and other measures to mitigate risk associated with COVID-19, our financial results for the year ended December 31, 2020 were significantly and negatively impacted, with a material decline in total revenues, net income, cash flow from operations and Adjusted EBITDA (as defined below). We withstood these unprecedented impacts in the form of airline and traveler cancellations, customer chargebacks, and refunds. However, we took measures to mitigate or control risks associated with COVID-19 and reduced costs and managed cashflow. In particular, we: (a) renegotiated certain terms and conditions of our loans with our lenders to defer interest payments and thereby managed our cash; (b) raised additional capital through external borrowings; (c) restructured accounts payable to accommodate a longer time horizon for payment; and (d) invested in and developed our platform to increase operating efficiencies and to reduce labor expenses. Our financial results for the nine months ended September 30, 2022 improved from the negatively impacted fiscal 2020 as the travel industry continued to rebound. Revenues for the nine months ended September 30, 2022 were $59.85 million higher than the nine months ended September 30, 2021, as vaccination rates increased and COVID-19 travel restrictions began to lift around the world.
During 2020, Mondee II also applied for and received a loan of $4.3 million from the U.S. Small Business Administration Paycheck Protection Program (“PPP”), all of which was forgiven in August 2021. Mondee II and Rocketrip, our corporate platform ("Rocketrip"), each applied for second tranches of the PPP in January 2021 and received, in aggregate $3.6 million. In November 2021, Rocketrip’s second tranche of $1.6 million was forgiven. In May 2022, Mondee II’s second tranche of $2.0 million was forgiven.
The global travel recovery has generally continued during 2022, based somewhat on the development, rapid approval and more widespread use of many COVID-19 vaccines. Nevertheless, notwithstanding widespread vaccine distribution across the world, new variants of COVID-19, such as the Delta and Omicron variants identified in the second half of 2021 and early 2022, have impacted the pace of the recovery. Additionally, the war between Russia and the Ukraine, and the global travel sanctions associated with them, have had a material adverse impact on this travel recovery. Accordingly, there remains uncertainty and volatility around the path to full economic and travel recovery from the COVID-19 pandemic due to deployment and adoption of vaccines globally, changing travel restrictions, continued war between Russia and Ukraine, as well as the potential impact of the new variants of COVID-19 in the fourth quarter of 2022 and early 2023. As a result, we are unable to predict accurately the impact that the COVID-19 pandemic will have on the pace of recovery of our business going forward.
See “Risk Factors” for further discussion of the possible impact of COVID-19 on our business.
Recent Developments
Business Combination
On July 18, 2022 (the "Closing Date"), we consummated the Business Combination with Mondee II, whereby First Merger Sub merged with and into Mondee II, with Mondee II surviving such merger as a wholly owned subsidiary of our Company (the “First Merger”), and immediately following the First Merger, Mondee II merged with and into Second Merger Sub, with Second Merger Sub surviving such merger as a wholly owned subsidiary of our Company (the "Second Merger”).
The Business Combination was accounted for as a reverse recapitalization. Under this method of accounting, we were treated as the acquired company for financial statement reporting purposes. Upon consummation of the First Merger, Second Merger, and the PIPE Financing (as defined below), the most significant change in our reported financial position and results was an increase in cash of $58.5 million for the nine months ended September 30, 2022, as compared to the same period in 2021.
In connection with the closing of the Business Combination (the "Closing"):
•All issued and outstanding shares of Mondee II, including any unvested incentive stock units of Mondee Holdings LLC ("Legacy Mondee"), were converted into the right to receive an aggregate of 60,800,000 shares of Class A common stock, par value $0.0001 per share, our Company (the "Common Stock");
•Pursuant to that certain Earn-Out Agreement, dated as of December 20, 2021 (the "Earn-Out Agreement"), by and between ITHAX, Mondee II, and certain signatories thereto (the "Members"), we may issue up to 9,000,000 shares of Common Stock that vest upon achievement of certain milestones set forth in the Earn-Out Agreement (the "Earn-Out Shares"), and at the time of Closing, we issued 6,500,000 Earn-Out Shares;
•All outstanding Class A ordinary shares, par value $0.001 per share, of ITHAX (the "Class A ordinary shares") (after redemptions) and Class B ordinary shares, par value $0.001 per share, of ITHAX (the "Class B ordinary shares" and together with the Class A ordinary shares, the "ITHAX ordinary shares") were cancelled and converted into shares of Common Stock;
•We entered into a seventh amendment to our financing agreement dated December 23, 2019 (as amended from time to time, the “TCW Agreement”) with TCW Asset Management Company LLC ("TCW") and the other lenders thereto (the "Lenders") reflecting a debt modification, which resulted in the issuance of 3,000,000 Class G units of Legacy Mondee and a prepayment of the principal and fee of $41.2 million; and
•We issued an aggregate of 7,000,000 shares (the "PIPE Shares") of Common Stock at a price of $10.00 per share, for an aggregate of $70.0 million ( the "PIPE Financing"), to certain investors (the "PIPE Investors") in a private placement pursuant to separate subscription agreements (the "PIPE Subscription Agreements") entered into effective as of December 20, 2021, as amended, and as of April 21, 2022.
Our Common Stock is currently listed on The Nasdaq Global Market (“Nasdaq”) under the symbol “MOND”. See Notes 1 and 3 to our Condensed Consolidated Financial Statements for additional information.
Metaminds Acquisition

On July 18, 2022 Mondee, Inc., a subsidiary of our Company (“Mondee, Inc.”) entered into an Asset Purchase Agreement (the “Metaminds Agreement”) with Metaminds Technologies Pvt. Ltd., (“Metaminds”), Prasad Gundumogula ("Gundumogula"), Madhuri Pasam ("Pasam"), and Mondee Group, LLC (“Mondee Group”) to acquire substantially all of the assets and associated liabilities of Metaminds in exchange for $2.0 million. Mondee Group is a standalone entity that is owned by both Gundumogula and Pasam, who are married to one another. Gundumogula and Pasam also own Metaminds. Metaminds provides Mondee, Inc. with a dedicated offshore team that supplements and supports our ’s internal technology development group. Metaminds offshore team offers technology consulting, technology support and application development, which supports our revenue management process as well our information technology ("IT") support. Metaminds is directly involved with writing code for our internally developed technology as well as providing maintenance service when issues arise. These services are consistent with the Amended and Restated Services Agreement dated September 26, 2011, by and between Mondee, Inc. and Metaminds, and made effective as of April 16, 2010. During the years ended December 31, 2021 and 2020, transaction cost with Metaminds amounted to $1.1 million and $0.6 million, respectively. Gundumogula is our Chief Executive Officer and a material shareholder of us. Gundumogula and Pasam serve on the board of directors of Mondee, Inc. and certain of its subsidiaries. Gundumogula and Pasam collectively own all the issued and outstanding shares of the capital stock of both Metaminds and Mondee Group. After the consummation of the Business Combination, Gundumogula controls 83% of the shares of our Common Stock. Based on Gundumogula’s ownership of us and Metaminds, we consider the Metaminds Agreement to be a related party transaction.

The net assets carrying value converted on July 18, 2022 was immaterial. Per the Metaminds Agreement, the purchase price of $2.0 million was be settled against the loan receivable from the Mondee Group Note (as defined below) with an original principal balance of $19.3 million and accumulated interest of $3.1 million as of September 30, 2022.

Prior to the close of the transaction Mondee, Inc. hired 100% of Metaminds employees in April 2022. The hiring of Metaminds employees was in line with the terms of the Metaminds Agreement. The Metaminds Agreement states that Metaminds will terminate the employment of all transferring employees immediately prior to the effective date of their employment with Mondee, Inc.. Metaminds will then support Mondee, Inc. by using its its best efforts to secure satisfactory employment arrangements with those employees of Metaminds to whom Mondee, Inc. makes offers of employment.
Settlement of Mondee Group Note and Shareholder Receivable
On March 25, 2016 Mondee, Inc. extended a loan in the original amount of $19.3 million to Mondee Group (the "Mondee Group Note"). Mondee Group is owned by Gundumogula.
On the Closing Date, Mondee, Inc. entered into a second amendment to the Mondee Group Note. Mondee, Inc. agreed to settle $2.0 million of the outstanding balance of the Mondee Group Note through the acquisition of Metaminds pursuant to the Metaminds Agreement. As payment of the $2.0 million under the Metaminds Agreement the outstanding balance of the loan receivable will be reduced to $20.3 million (the "Remaining Balance").
Additionally on the Closing Date, we and Mondee Group entered into a note repayment agreement that finalized how the Remaining Balance will be settled. In connection with the Business Combination, Legacy Mondee received Common Stock, which will be distributed to Mondee Group. Mondee Group has assigned the right to receive 2,033,578 shares of our Common Stock to Mondee, Inc., in settlement of the Remaining Balance. The shares of our Common Stock are valued at $10.00 each, which will result in 2,033,578 shares to be issued to Gundumogula by our Company. The Remaining Balance will be reflected as treasury stock since the settlement of the Remaining Balance will be a result of Gundumogula transferring Common Stock to us.

Preferred Stock Issuance
On September 29, 2022, we entered into the Series A Preferred Stock Purchase Agreement (the "Preferred Stock Purchase Agreement”) to issue 85,000 shares of Preferred Stock with a purchase price of $1,000.00 per share, resulting in gross proceeds of $85 million.
Issuance of Warrants
As an inducement and concurrently with the Preferred Stock Purchase Agreement, we issued a 5-year warrant to buy an aggregate total of 1,275,000 shares of the Company’s Common Stock, with an exercise price of $11.50 per share (the

"Preferred Financing Warrants", and collectively, the issuance of the Preferred Stock and the Preferred Financing Warrants, the “Preferred Financing Transaction”). The Preferred Financing Warrants had a grant-date fair value of $3.07 at issuance and are fully vested. The Preferred Financing Warrants are exercisable until September 29, 2027. Refer to Note 4 to the Condensed Consolidated Financial Statements for the nine months ended September 30, 2022 for additional information.
Tender Offer for Warrants
Pursuant to our tender offer and consent solicitation with respect to our public and private redeemable warrants we announced on September 16, 2022 (the “Tender Offer”), we offered to purchase, at $0.65 in cash per warrant, up to 12,293,543 of our outstanding public and private warrants to purchase our Common Stock. The Tender Offer was not conditioned on any minimum number of warrants being tendered and expired on October 17, 2022 with 10,741,390 warrants being tendered. The gross cash paid was approximately $7.0 million.
Restructuring
As part of our restructuring plans, we conducted a reduction in workforce (“RIF”) of 328 employees from July 2022 to October 2022. For involuntary termination benefits we provided 1 month as a severance payment. We have closed our Mohali and Dehradun, India offices and plan to exit or sublease these premises.

In 2020-2021, during the height of the COVID-19 pandemic, we recognized the dual needs of: i) driving material operating efficiencies and, ii) positioning for a more fragmented and permanently changed travel intermediary customer and end traveler.

Operational streamlining and efficiencies, as well as moving certain onboarding and sales functions to new self-service tools, and the sun-setting of certain acquired and disparate systems, created one time staff redundancy in several functional areas. Reflective of these operational efficiencies, as well as the changes in customer buying patterns and cycles, we assessed our operating model and staffing requirements to meet current and growing business demand.

As a result of the assessment, we determined there was the need and opportunity for a permanent one-time reduction in staffing levels across a variety of functional areas from call center sales staff to mid and back-office servicing staff and facilities. We began implementing this plan during the three months ended September 30, 2022, with most of the staff reductions, facility redundancy and process changes completed within the quarter.

This right-sizing program resulted in the reduction of front-end sales positions; mid-office quality control, ticketing and related positions; back-office accounting and fraud protection positions; and the vacating of the Mohali and Dehradun facilities. All functional areas are now covered in the remaining Delhi and Hyderabad facilities with existing staff.

Factors Affecting Our Performance
The COVID-19 pandemic has had, and may continue to have, a material impact on the expansion of the global gig economy and remote worker populations, which could provide a material business leverage opportunity for us with commensurate operating and revenue performance results.
The COVID-19 pandemic caused a fundamental, and potentially permanent, shift of business practices globally to the adoption of remote and virtual work environments. This change, among other generational factors, rapidly increased the proliferation of the global gig economy, creating larger fragmented pools of remote, part-time and home-based gig workers. In many industries, and especially in the travel industry, this shift has created a significant market white space for remote and home-based business solutions that are largely technology enabled. We believe our micro-services and self-service modern technology platforms and operating systems, combined with our affiliate and travel agent market segment focus, extensive high-value content access and consumer-friendly apps, give us a material early-to-market advantage in this market white space. In addition, this advantage may provide us with significant market growth and penetration opportunities for an unpredictable period of time, which could result in a potentially material increase in transactions. Since our financial results and prospects are largely dependent on these transaction volumes, we may see a commensurate positive impact on our operating and financial performance.
The COVID-19 pandemic has had, and may continue to have, a material adverse impact on the travel industry, which could materially affect our business, liquidity, financial condition and operating results.

The COVID-19 pandemic and the resulting economic conditions and government orders forced many of our travel suppliers, including airlines and hotels, to curtail drastically their service offerings, pursue cost reduction measures and seek financing, including government financing and support, so they could reduce financial distress and continue operating. In addition, the COVID-19 pandemic resulted in a material decrease in business and consumer spending and an unprecedented decline in transaction volumes in the global travel industry. Our financial results are largely dependent on these transaction volumes. As a result, our financial results for the nine months ended September 30, 2022 and 2021, and the years ended December 31, 2021 and 2020 were impacted in total revenues, net income, cash flow from operations and Adjusted EBITDA, as compared to 2019. Financial results began to improve in 2021 and continued to trend upward through the first nine months ended September 30, 2022.
Our liquidity and ongoing access to capital could be materially and negatively affected by the impacts of the COVID-19 pandemic.
We have incurred negative cash flows from operating activities and significant losses from operations in the past as reflected in our accumulated deficit of $190 million and $263.7 million as of December 31, 2021 and September 30, 2022, respectively. We believe that our cash on hand, cash generated from operating activities, available line of credit, additional investments obtained through the Business Combination, including the $70 million PIPE Financing, cash held by ITHAX of $0.2 million, and $8 million net of redemptions, as well as the $85 million in proceeds from the sale of our Preferred Stock, will satisfy our working capital and capital requirements for at least the next 12 months. Our future capital requirements, however, will depend on many factors, including on-going effects of the COVID-19 pandemic, consolidation of the travel industry, changes in the general market conditions for travel services, and future business combinations. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. From time to time, we may seek to raise additional funds through the sale of equity and debt. If we are unable to raise additional capital when desired and on reasonable terms, our business, results of operations, and financial condition could be adversely affected.
Our continued access to sources of liquidity depends on multiple factors, including global economic conditions, the condition of global financial markets, the availability of sufficient amounts of financing and our operating performance. Since the COVID-19 pandemic, there has been increased volatility in the financial and securities markets, which has generally made access to capital less certain and has increased the cost of obtaining new capital. However, there is no guarantee that we will not need to obtain debt financing in the future to fund our operations, or that such debt financing will be available in the future, or that it will be available on commercially reasonable terms, in which case we may need to seek other sources of funding.
Adverse changes in general market conditions for travel services, including the effects of macroeconomic conditions, terrorist attacks, natural disasters, health concerns, civil or political unrest or other events outside our control could materially affect our business, liquidity, financial condition and operating results.
Our revenue is derived from the global travel industry and would be significantly impacted by declines in, or disruptions to, travel activity, particularly air travel. Global factors over which we have no control, but which could impact our clients’ willingness to travel and, depending on the scope and duration, cause a significant decline in travel volumes include, among other things:
•widespread health concerns, epidemics or pandemics, such as the COVID-19 pandemic, the Zika virus, H1N1 influenza, the Ebola virus, avian flu, SARS or any other serious contagious diseases;
•global security concerns caused by terrorist attacks, the threat of terrorist attacks, or the precautions taken in anticipation of such attacks, including elevated threat warnings or selective cancellation or redirection of travel;
•cyber-terrorism, political unrest, the outbreak of hostilities or escalation or worsening of existing hostilities or war;
•natural disasters or severe weather conditions, such as hurricanes, flooding and earthquakes;
•climate change-related impact to travel destinations, such as extreme weather, natural disasters and disruptions, and actions taken by governments, businesses and supplier partners to combat climate change;
•the occurrence of travel-related accidents or the grounding of aircraft due to safety concerns;

•adverse changes in visa and immigration policies or the imposition of travel restrictions or more restrictive security procedures; and
•any decrease in demand for consumer or business travel could materially and adversely affect our business, financial condition and results of operations.
Our operating results are impacted by our ability to manage costs and expenses, while achieving a balance between making appropriate investments to grow revenue and increase profitability.
Cost and expense management will have a direct impact on our financial performance. We may look to drive revenue growth through investments in marketing, technology, and acquisitions to increase our net revenue, product offerings, revenue per transaction, and ultimately market share. These investments will need to be weighed against creating a more cost-efficient business to reduce operating expenses as a percentage of revenue.
To address the adverse impact of the COVID-19 pandemic, our management has taken specific actions including: renegotiating certain terms and conditions of our loans with our lenders to defer interest payments and thereby manage our cash; raising additional capital through external borrowings; restructuring accounts payable to accommodate a longer time horizon for payment; and investing in and developing our platform to increase operating efficiencies and reduce labor expenses.
While it appears that travel market transactions are recovering, our management will continue to monitor our travel transaction volumes for the impacts due to the COVID-19 virus and future variants. In response to any changes in our travel transaction volumes, our management intends to update and immediately enact initiatives to scale the business infrastructure and operating expenses up or down as appropriate to ensure optimal earnings and cash flows in future periods. In addition, our management will coordinate with suppliers, operating partners and our financial partners to attempt to arrange adequate capital to withstand any future potential COVID-19 induced volume variability.
Use of Transaction Volumes
Transaction volume represents the gross value of transactions handled by our platform between a third-party seller or service provider and the ultimate customer. We generate revenue from service fees earned on these transactions and, accordingly, our revenue increases or decreases based on the increase or decrease in either or both the number or value of transactions we process. Revenue will increase as a result of an increase in the number of customers using our platform or as a result of an increase in service fees from higher value services we offer on our platform. As an example of one of these two factors, while transaction volume was flat from 2020 to 2021, our revenue increased from $66.0 million to $93.0 million during that same period as a result of an increase in transaction value, driven by our development of new revenue streams such as fintech revenue as well as the addition of subscription based and other ancillary revenues. Our management believes that transaction volume has a strong correlation to the opportunity to realize revenue and is therefore a useful unit of measurement for our investors.
Comparability of Financial Information
Our results of operations and statements of assets and liabilities may not be comparable between three and nine months ending September 30, 2022 and the three and nine months ended September 30, 2021 as a result of the Business Combination.
Lastly, our 2020 and 2021 annual financial results were more severely impacted by the COVID-19 pandemic, an event that occurred out of the ordinary course of business, in comparison with the financial results during the first nine months of 2022. The travel industry began to recover during 2021 as vaccination rates increased, infection rates decreased, and restrictions began to lift, and continues to trend upwards towards pre-pandemic travel activity during the first nine months of 2022.
Non-GAAP Financial Measures
In addition to our financial results determined in accordance with the generally accepted accounting principles in the United States of America ("GAAP"), we believe the following non-GAAP measures are useful in evaluating our operating performance. We use the term "Adjusted EBITDA" to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe that this non-GAAP financial measure, when taken together with the corresponding

GAAP financial measures, provides meaningful supplemental information regarding our performance by excluding certain items that may not be indicative of our business, results of operations, or outlook. We use the term "Unlevered Free Cash Flow" to measure cash generated internally that is available to service debt and fund inorganic growth or acquisitions.
We consider both Adjusted EBITDA and Unlevered Free Cash Flow to be important non-GAAP financial measures, because they illustrate underlying trends in our business and our historical operating performance on a more consistent basis. We believe that the use of both Adjusted EBITDA and Unlevered Free Cash Flow is helpful to our investors in assessing the health of our business and our operating performance.
Non-GAAP financial information, which is presented for supplemental informational purposes only, has limitations as an analytical tool and should not be considered in isolation or as a substitute for financial information presented in accordance with GAAP. In addition, other companies, including companies in our industry, may calculate similarly titled non-GAAP measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of our non-GAAP financial measures as tools for comparison. A reconciliation is provided below for the non-GAAP financial measures to the most directly comparable financial measures stated in accordance with GAAP. Investors are encouraged to review the related GAAP financial measures and the reconciliation of these non-GAAP financial measures to their most directly comparable GAAP financial measures, and not to rely on any single financial measure to evaluate our business.
Adjusted EBITDA and Unlevered Free Cash Flow
Adjusted EBITDA is a key performance measure that our management uses to assess our operating performance, and our management believes Unlevered Free Cash Flow is relevant to investors because it provides a measure of cash generated internally that is available both for debt service and to fund inorganic growth or acquisitions. Our management believes that these measures provide useful information to investors regarding our operating performance. We believe that these measures are used by many investors, analysts and rating agencies as a measure of performance. By reporting these measures, we provide a basis for comparison of our business operations between current, past and future periods by excluding items that we do not believe are indicative of our core operating performance.
Financial measures that are non-GAAP should not be considered as alternatives to operating income, cash flows from operating activities or any other performance measures derived in accordance with GAAP as measures of operating performance, or cash flows as measures of liquidity. These measures have limitations as analytical tools, and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP.
Because Adjusted EBITDA facilitates internal comparisons of our historical operating performance on a more consistent basis, we use this measure for business planning purposes. We define Adjusted EBITDA as net loss before depreciation and amortization, provision for income taxes, interest expense (net), other income net, stock-based compensation, one-time restructuring costs, changes in fair value of warrant liability and gain on forgiveness of PPP loans.
Unlevered Free Cash Flow is defined as cash used in operating activities, less capital expenditures, plus cash paid for interest.
The following table reconciles net loss to Adjusted EBITDA for the three and nine months ended September 30, 2022 and 2021, respectively:

	Three months ended September 30,				Nine months ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	($in thousands)
Net loss	$(64,608)	$(4,268)	$(60,340)	1414%	$(73,712)	$(29,697)	$(44,015)	148%
Interest expense, (net)	$7,129	$5,937	$1,192	20%	$19,698	$17,047	$2,651	16%
Stock-based compensation expense	$55,236	$82	$55,154	67261%	$55,397	$3,853	$51,544	1338%
Depreciation and amortization	$2,963	$3,252	$(289)	(9)%	$8,549	$9,772	$(1,223)	(13)%
Restructuring Expense	$2,130	$—	$2,130	—%	$2,130	$—	$2,130	—%
Provision for income taxes	$321	$115	$206	179%	$611	$235	$376	160%
Extinguishment of PPP Loan	$—	$(4,292)	$4,292	(100)%	$(2,009)	$(4,292)	$2,283	(53)%
Changes in fair value of warrant liability	$(683)	$—	$(683)	—%	$(683)	$—	$(683)	—%
Other expense (income), net	$1,080	$(872)	$1,952	(224)%	$316	$(837)	$1,153	(138)%
Adjusted EBITDA	$3,568	$(46)	$3,614	(7857)%	$10,297	$(3,919)	$14,216	(363)%
Some of the limitations of Adjusted EBITDA are as follows: (i) Adjusted EBITDA does not properly reflect capital commitments to be paid in the future; and (ii) although depreciation and amortization are non-cash charges, the underlying assets may need to be replaced and Adjusted EBITDA does not reflect these capital expenditures. In evaluating Adjusted EBITDA, our investors should be aware that in the future we may not incur expenses similar to the adjustments in this presentation. Lastly, Adjusted EBITDA can obfuscate the one-time impacts of events that happen out of the ordinary course of business, such as the impact of COVID-19 on our Adjusted EBITDA in 2021.
We believe the presentation of Unlevered Free Cash Flow is relevant and useful for investors because it facilitates the comparison of our results with the results of other companies that have different financing and capital structures. Unlevered Free Cash Flow is the gross free cash flow from operations that we can use to expand operations, pay debt holders, or pay equity and other stakeholders.
Unlevered Free Cash Flow has the same limitations as Adjusted EBITDA, in that it does not consider the capital structure of our Company.
The following table reconciles net cash used in operating activities to Unlevered Free Cash Flows for the three and nine months ended September 30, 2022, and 2021, respectively:

	Three months ended September 30,				Nine months ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	($in thousands)
Net cash provided by (used in) operating activities	$(854)	$(7,282)	$6,428	(88)%	$(690)	$(9,092)	$8,402	(92)%
Capital expenditures	$(1,943)	$(1,181)	$(762)	65%	$(5,415)	$(3,270)	$(2,145)	66%
Cash paid for interest	$46	$3,260	$(3,214)	(99)%	$140	$3,362	$(3,222)	(96)%
Unlevered free cash flow	$(2,751)	$(5,203)	$2,452	(47)%	$(5,965)	$(9,000)	$3,035	(34)%
Basis of Presentation
We currently conduct our business through two operating segments, namely our travel marketplace, which is our transactional business serving the end travelers directly or through travel affiliates, and our software-as-a service ("SaaS") platform. Substantially, all of our long-lived assets are maintained in, and all of our losses are attributable to, the United States of America. See Note 1 and 19 in the accompanying Condensed Consolidated Financial Statements for more information on basis of presentation and operating segments, respectively.

Components of Results of Operation
Revenues, Net
We have four material revenue streams: transactional revenue, incentive revenue, fintech program revenue, and subscription services revenue.
We generate transactional revenue primarily by airline ticket sales, which include mark-up fees as well as commissions from the sale of ancillary products such as travel insurance, seats, and bags. We also derive transactional revenue from hotel and rental car commission. We generate backend incentives from airlines for achieving volume targets. We also generate booking incentives from the three separate GDS service providers and supplier direct systems, which host the airlines’ inventory that we use to sell in our marketplace. We earn incentives from fintech programs held with banks and financial institutions, which we leverage in our payment processing and settlement platforms. Our fintech programs include a wide array of payment options, such as credit cards, wallets, and alternate payment methods, and next generation fraud protection tools. In most cases, revenue is recognized at the time of booking as we are in an agent position, and thus not responsible for the delivery of travel and have no significant obligations following the processing of the transaction.
Revenue by Segments

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	($in thousands)
Travel Marketplace	$39,047	$22,458	$16,589	74%	$118,805	$59,075	$59,730	101%
Subscription Based Platform	419	412	$7	2%	964	846	$118	14%
Total revenue	$39,466	$22,870	$16,596	73%	$119,769	$59,921	$59,848	100%
Our corporate platform, Rocketrip, is a corporate enterprise travel solution that helps companies save on travel costs by empowering and rewarding employees of large companies to make cost-saving decisions. Rocketrip charges an annual SaaS fee to generate real-time "Prices-to-Beat" for its customers’ travelers, and implements and manages a rewards program for travelers whose travel expense is below the "Price-to-Beat." Although collected upfront, Rocketrip recognizes the SaaS fee over the course of that contract year.
Sales and Other Expenses
Sales and other expenses are generally variable in nature and consist primarily of: (1) credit cards and other payment processing fees associated with merchant transactions; (2) fees paid to third parties that provide call center, website content translations, fraud protection services, and other services; (3) offshore customer support; and (4) customer chargeback provisions.
Marketing Expenses
We rely on marketing channels to generate a significant amount of traffic to our websites. Marketing expenses consist primarily of the costs of (1) advertising, including digital and physical advertising and (2) affiliate marketing programs. We intend to continue making significant investments in marketing to drive additional revenue, increase our market share, and expand our global customer base. As a result, we expect our marketing expenses to increase in absolute dollars as we expect to invest in growing and training our sales force and broadening our brand awareness.
General and Administrative
General and administrative expenses consist primarily of: (1) occupancy and office expenses; (2) fees for outside professionals, including legal and accounting services; (3) audit and tax fees; and (4) other miscellaneous expenses. We expect to incur additional general and administrative expenses as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") and stock exchange listing standards, additional insurance expenses (including directors’ and officers’ insurance), investor relations activities and other administrative and professional services. We also expect to increase the size of general and administrative functions to support the growth of our business. However, we anticipate general and administrative expenses to decrease as a percentage of revenue over the long term.
Personnel Expenses
Personnel expenses consist of compensation to our personnel, including salaries, bonuses, payroll taxes, and employee health and other benefits, as well as stock based compensation expense. We expect to incur additional personnel expenses as a result of operating as a public company, including expanding head count through organic growth as well as increasing headcount through mergers and acquisitions. However, we anticipate personnel expenses to decrease as a percentage of revenue over the long term.
IT Expenses
IT expenses consist primarily of: (1) software license and system maintenance fees; (2) outsourced data center and web hosting costs; (3) payments to contractors; and (4) data communications and other expenses associated with operating our services. We expect to incur additional IT expenses as a result of operating as a public company, including expanding our operations through growth of our online booking platform and hosting fees. We also expect to increase the size of IT expenses to support the growth of our business. However, we anticipate IT expenses to decrease as a percentage of revenue over the long term.
Depreciation and Amortization
Depreciation and amortization expenses consist of: (1) amortization of intangible assets with determinable lives; (2) depreciation of computer equipment; (3) amortization of internally developed and purchased software; and (4) depreciation of furniture and office equipment. We expect to incur additional depreciation and amortization expenses as a result of operating as a public company, including expanding our operations through capital expenditures and purchases of long-lived assets, as well as potential impacts of our continued mergers and acquisitions strategy. However, we anticipate depreciation and amortization expenses to decrease as a percentage of revenue over the long term.
Other Income (Expense)
Other income (expense) consists primarily of: (1) interest income; (2) interest expense; and (3) other interest and expense. Interest expense relates to interest on loans and amortization of debt issuance costs. We record interest income from the Mondee Group Note, our related party loan. Other expenses include realized gains and losses on foreign currency exchange.
Benefit from (Provision for) Income Taxes
We are subject to payment of federal and state income taxes in the U.S. and other forms of income taxes in other jurisdictions. Consequently, we determine our consolidated provision for income taxes based on tax obligations incurred using the asset and liability method. Under this method, deferred tax assets and liabilities are calculated based upon the temporary differences between the Condensed Consolidated Financial Statements and income tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. The deferred tax assets are recorded net of a valuation allowance when, based on the weight of available evidence, we believe it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods.
We evaluate uncertain tax positions to determine if it is more likely than not that such tax positions would be sustained upon examination. We record a liability when such uncertainties fail to meet the more likely than not threshold.
A U.S. shareholder is subject to current tax on “global intangible low-taxed income” (“GILTI”) of its controlled foreign corporations (“CFCs”). We are subject to tax under GILTI provisions and include our CFCs' income in our U.S. income tax provision in the period that the CFCs earn the income.

Results of Operations
Comparison of Three and Nine Months Ended September 30, 2022 and 2021
We have derived this data from our unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report. This information should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report. The results of historical periods are not necessarily indicative of our results of operations for any future period. The following tables set forth our unaudited condensed consolidated statement of operations as well as other financial data that our management considers meaningful for 2022 and 2021:

	Three months ended September 30,				Nine months ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$Change	% Change
	($ in thousands)
Revenues, net	$39,466	$22,870	$16,596	73%	$119,769	$59,921	$59,848	100%
Operating expenses:
Marketing expenses	$24,298	$13,446	$10,852	81%	$73,317	$34,521	$38,796	112%
Sales and other expenses	$3,305	$2,083	$1,222	59%	$9,683	$6,420	$3,263	51%
Personnel expense	$59,807	$5,253	$54,554	1039%	$71,131	$17,915	$53,216	297%
General and administrative expense	$2,337	$1,794	$543	30%	$6,802	$4,709	$2,093	44%
Information technology expense	$1,176	$1,028	$148	14%	$3,639	$3,141	$498	16%
Provision for doubtful accounts receivable and contract assets	$211	$(606)	$817	(135)%	$297	$987	$(690)	(70)%
Depreciation and amortization	$2,963	$3,252	$(289)	(9)%	$8,549	$9,772	$(1,223)	(13)%
Restructuring expense	$2,130	$—	$2,130	N/A%	$2,130	$—	$2,130	N/A%
Total Operating Expenses	$96,227	$26,250	$69,977	267%	$175,548	$77,465	$98,083	127%
Net (loss) Income from operations	$(56,761)	$(3,380)	$(53,381)	1579%	$(55,779)	$(17,544)	$(38,235)	218%
Other income (expense):
Interest income	$28	$129	$(101)	(78)%	$289	$381	$(92)	(24)%
Interest expense	$(7,157)	$(6,066)	$(1,091)	18%	$(19,987)	$(17,428)	$(2,559)	15%
Gain on extinguishment of PPP loan	$—	$4,292	$(4,292)	N/A%	$2,009	$4,292	$(2,283)	(53)%
Changes in fair value of warrant liability	$683	$—	$683	N/A%	$683	$—	$683	N/A%
Other (expense) income, net	$(1,080)	$872	$(1,952)	(224)%	$(316)	$837	$(1,153)	(138)%
Total other expense	$(7,526)	$(773)	$(6,753)	874%	$(17,322)	$(11,918)	$(5,404)	45%
Net loss before income taxes	$(64,287)	$(4,153)	$(60,134)	1448%	$(73,101)	$(29,462)	$(43,639)	148%
Benefit from (provision for) income taxes	$(321)	$(115)	$(206)	179%	$(611)	$(235)	$(376)	160%
Net loss	$(64,608)	$(4,268)	$(60,340)	1414%	$(73,712)	$(29,697)	$(44,015)	148%

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	($in thousands)
Revenues, net	39,466	22,870	$16,596	73%	119,769	59,921	$59,848	100%
Revenues, net for the three and nine months ended September 30, 2022 increased by $16.6 million and $59.8 million, or 73% and 100%, respectively, compared to the same periods in 2021. The increase was primarily driven by significant improvement in travel demand trends starting in fiscal year 2021 and continuing through fiscal year 2022, as the COVID-19 pandemic recovery continued to improve. Specifically, transactional revenues increased by $8.4 million and $33.3 million during the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021. GDS incentives and other service revenues increased by $4.7 million and $16.8 million during the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021. Further, airline incentive revenues increased by $3.57 million and $9.75 million during the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021.
Operating Expenses and Other (Income) Expense

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	$Change	% Change	2022	2021	$Change	% Change
	($in thousands)
Marketing expenses	24,298	13,446	10,852	81%	73,317	34,521	38,796	112%
Sales and other expenses	3,305	2,083	1,222	59%	9,683	6,420	3,263	51%
Personnel expense	59,807	5,253	54,554	1039%	71,131	17,915	53,216	297%
General and administrative expense	2,337	1,794	543	30%	6,802	4,709	2,093	44%
Information technology expense	1,176	1,028	148	14%	3,639	3,141	498	16%
Provision for doubtful accounts receivable and contract assets	211	(606)	817	135%	297	987	(690)	(70)%
Depreciation and amortization	2,963	3,252	(289)	(9)%	8,549	9,772	(1,223)	(13)%
Restructuring expense	2,130	—	2,130	N/A%	2,130	—	2,130	N/A%
Interest income	(28)	(129)	101	(78)%	(289)	(381)	92	(24)%
Interest expense	7,157	6,066	1,091	18%	19,987	17,428	2,559	15%
Gain on extinguishment of PPP loan	—	(4,292)	4,292	N/A%	(2,009)	(4,292)	2,283	(53)%
Changes in fair value of warrant liability	(683)	—	(683)	N/A%	(683)	—	(683)	N/A%
Other (income) expense, net	1,080	(872)	1,952	(224)%	316	(837)	1,153	(138)%
	103,753	27,023	$76,730	284%	$192,870	$89,383	$103,487	116%
Marketing Expenses
Marketing expenses for the three and nine months ended September 30, 2022 increased by $10.9 million and $38.8 million, or 81% and 112%, respectively, compared to the same periods in 2021. The increase was primarily driven by an increase in affiliate marketing and web advertising spend as travel demand increased during the period due to the travel industry's continued recovery from the COVID-19 pandemic.
Sales and Other Expenses
Sales and other expenses for the three and nine months ended September 30, 2022 increased by $1.2 million and $3.3 million, or 59% and 51%, respectively, compared to the same periods in 2021. The increase was primarily driven by credit card fees associated with merchant transactions, which grew by 109% over the prior period, consistent with the increase net revenue growth. Credit card fees are correlated with the volume of business to consumer sales.
Personnel Expenses
Personnel expenses for the three and nine months ended September 30, 2022 increased by $54.6 million and $53.2 million, or 1,039% and 297%, respectively, compared to the same periods in 2021. The increase was primarily attributable to an increase in stock based compensation due to earn-out shares and restricted stock units of $53.6 million. The remainder of the change is driven by an increase in salaries, payroll taxes, and benefits of $1.5 million, due to Metaminds employees coming onto payroll in April 2022.

General and Administrative Expenses
General and administrative expenses for the three and nine months ended September 30, 2022 increased by $0.5 million and $2.1 million, or 30% and 44%, respectively, compared to the same periods in 2021. The increase was primarily attributable to an increase in audit and tax fees, professional service fees, and legal expenses.
IT Expenses
IT expenses for the three and nine months ended September 30, 2022 increased by $0.1 million and $0.5 million, or 14% and 16%, respectively, compared to the same periods in 2021. The increase was primarily due to an increase in web hosting and software costs and expenses caused by an increase in transactions and website traffic.
Provision for Doubtful Accounts
Provision for doubtful accounts for the three and nine months ended September 30, 2022 increased by $0.8 million and decreased by $0.7 million, or 135% and 70%, respectively, compared to the same periods in 2021. The variances were mainly driven by changes in estimated recovery of accounts receivable as a result of gradual improvement in travel industry, which were previously severely impacted by the COVID-19 pandemic.
Depreciation and Amortization
Depreciation and amortization expenses for the three and nine months ended September 30, 2022 decreased by $0.29 million and $1.2 million, or 9% and 13%, respectively, compared to the same periods in 2021. The decrease was primarily due to certain customer relationships and acquired technology intangible assets being fully amortized during the year ended 2021. This was partially offset by an increase in depreciation in computer software as a result of additional capitalized software.
Interest Income
Interest income for the for the three and nine months ended September 30, 2022 increased by $101 thousand and $92 thousand, or 78% and 24%, respectively, compared to the same periods in 2021. The increase was primarily due to an increase in non-cash interest income related to the Mondee Group Note.
Interest Expense
Interest expense for the three and nine months ended September 30, 2022 increased by $1.1 million and $2.6 million, or 18% and 15%, respectively, compared to the same periods in 2021. The increase was driven by an increase in our outstanding debt balance as Payment in Kind ("PIK") interest continues to accrue towards the outstanding debt balance.
Gain on Extinguishment of PPP Loan
Gain on extinguishment of PPP loan for the three and nine months ended September 30, 2022 decreased by $4.3 million and $2.3 million, or N/A% and 53%, respectively, compared to the same periods in 2021. The decrease was driven by the forgiveness of our PPP loan, which resulted in a $2.0 million gain upon extinguishment. As a result, we recorded a gain on the extinguishment of the loan.
Other (Income) Expense
Other income for the three and nine months ended September 30, 2022 decreased by $2.0 million and $1.2 million, or 224% and 138%, respectively, compared to the same periods in 2021. The decrease was primarily due an increase in foreign currency exchange variance and an increase one-time items related to transaction costs associated with the TCW amendment and other one-time transaction costs..

Income Taxes

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	($in thousands)
Benefit from (provision for) income taxes	(321)	(115)	(206)	179%	(611)	(235)	(376)	160%
The provision for income taxes for the three and nine months ended September 30, 2022 increased by $206 thousand and $376 thousand, or 179% and 160%, respectively, compared to the same periods in 2021, mainly driven by the difference in booked income within our Indian subsidiary, Mondee Tech Pvt Ltd, for the prior periods compared to the effective tax rate projected for 2022.
Liquidity and Capital Resources
Sources of Liquidity
As of September 30, 2022, we had cash and cash equivalents totaling $105.2 million, which were held for working capital purposes, as well as restricted short-term investments of $8.9 million and $15.0 million of our line of credit available. Our cash equivalents are comprised primarily of cash checking accounts. To date, our principal sources of liquidity have been payments received from our revenue arrangements and financing arrangements with banks and financial institutions.
TCW Agreement
On December 23, 2019, we entered into the TCW Agreement, which consists of a $150 million multi-draw term loan in aggregate, of which the first draw was for a principal amount of $95 million. Additionally, on the same day, we entered into a revolving credit facility ("TCW LOC") with TCW, with an aggregate principal amount not exceeding $15 million. Undrawn balances available under the TCW LOC are subject to commitment fees of 1%. The TCW Agreement and the TCW LOC are guaranteed by our Company and Legacy Mondee and are secured by substantially all of the assets of our Company and Legacy Mondee. No amount on the TCW LOC had been drawn down as of September 30, 2022.
On February 6, 2020, we entered into a first amendment to the TCW Agreement and an incremental joinder with TCW for an aggregate principal amount of $55 million. On May 1, 2020, we entered into a second amendment with TCW, which modified the Applicable Margin (as defined in the TCW Agreement) of any Reference Rate Loan (as defined in the TCW Agreement), or any portion thereof, to 9.50% per annum and any LIBOR Rate Loan (as defined in the TCW Agreement), or any portion thereof, to 10.50%, increased from 8.50% and 9.50%, respectively, prior to the second amendment taking effect. The increase was due to our Company renegotiating the terms of the TCW Agreement as a result of the impacts of the COVID-19 pandemic. In addition, Legacy Mondee issued 2.5 million of Class G units to TCW as part of the second amendment to the TCW Agreement, with an aggregate value of $6.5 million. We incurred $15.1 million in debt issuance cost and debt discount for the year ended December 31, 2020 related to this offering. The funds drawn from the $55 million TCW Agreement were primarily used to pay for the acquisition of Cosmopolitan Travel Services, Inc. acquisition, the loan with Morgan Stanley, and the Mondee Group Note, as well as for other working capital purposes.
On June 22, 2021, we entered into a fourth amendment with TCW, which specifies that if we did not secure $25 million in financing, or enter into a change of control agreement, by June 30, 2022, then we must issue 3,600,000 Class G units to TCW. In connection with the fourth amendment and in consideration thereof, we incurred an amendment fee of $1.8 million, which was paid in kind and added to the outstanding principal balance.
On December 31, 2021, we entered into a fifth amendment with TCW to increase the Applicable Margin by 1% and capitalize interest during the period of October 1, 2021 to March 31, 2022. Additionally, quarterly installments for loan repayment were deferred until June 30, 2022. This modification was only in effect through June 30, 2022, at which time the Applicable Margin reverted to the original percentages.
Beginning on April 1, 2021, 5% PIK interest has accrued on the outstanding principal balance by increasing the principal amount over the term of the TCW Agreement. On July 2, 2021, the PIK interest rate decreased to 4%. The PIK rate eventually increased to 12.25% beginning October 1, 2021. The effective interest rate of the TCW Agreement for three months ended September 30, 2022 and September 30, 2021 is 21.70% and 15.48%, respectively.
On April 15, 2022, we entered into a sixth amendment and waiver with TCW to request to have waived certain defaults and also to make certain revisions to the TCW Agreement. The revisions pertained to updating Unadjusted EBITDA, Leverage Ratio and Fixed Charge Coverage Ratio (each as defined in the TCW Agreement).
On July 8, 2022, we entered into a seventh amendment to the TCW Agreement, pursuant to which, among other things, (i) TCW consented to the Business Combination, the change of name our Company from “ITHAX Acquisition Corp.” to “Mondee Holdings, Inc.,” and a further extension of the loan repayment schedule, and (ii) Legacy Mondee agreed to execute joinders for our Company and MondeeII to become borrowers under the TCW Agreement. The seventh amendment extended the deadline for the quarterly repayment of interest and the quarterly principal repayment to September 30, 2022, and the Closing Date, respectively. Additionally, pursuant to the seventh amendment on the Closing Date, Legacy Mondee agreed to issue up to 3,000,000 Class G units to TCW, if our Company completed the Business Combination prior to July 31, 2022. On July 17, 2022, we entered into an amendment to the seventh amendment to the TCW Agreement, pursuant to which, among other things, TCW consented to reduce the amount of the loans required to be prepaid at closing to $40 million. On July 18, 2022, based on the prepayment of $41.2 million aggregate amount of the loans, Legacy Mondee issued 3,000,000 Class G units to TCW.
On October 24, 2022, we and TCW entered into an eighth amendment to the TCW Agreement. The eighth amendment (i) implements the transition from a London Inter-Bank Offered Rate based interest rate to secured overnight financing rate (“SOFR”) based interest rate, (ii) provides for a transition to a future benchmark rate in the event that SOFR is no longer available, and (iii) permits us to make the cash payments necessary to consummate the repurchase of our outstanding public warrants pursuant to our Tender Offer, so long as prior to the later of January 20, 2023 and one business day after the consummation of the sale and issuance of 25,000 additional shares of Preferred Stock, we repurchase from TCW and the other lenders party to the TCW Agreement, on a pro rata basis, not less than 50,000 shares of Common Stock, at a price per share of $10.00 (or if Legacy Mondee has not yet distributed to TCW and the other lenders party to the TCW Agreement such shares of Common Stock, then we will repurchase from TCW and the other lenders party to the TCW Agreement, on a pro rata basis, not less than 153,846.16 of the Class G units of Legacy Mondee at price per unit of $3.25) (the “Repurchase Condition”).
In addition, pursuant to the eighth amendment, TCW and the other lenders party to the TCW Agreement: (1) consented to the payment of a portion of the interest originally due on June 30, 2022 (the “June Interest Payment”) at a rate per annum of up to 2.5% by capitalizing such interest; (2) waived the failure by our Company to make a cash payment of (A) the June Interest Payment by September 30, 2022, and (B) the principal payment due on September 30, 2022 by September 30, 2022; (3) consented to the creation and issuance of up to an additional 35,000 shares of Preferred Stock and waived the mandatory prepayment obligations under the TCW Agreement with respect to such issuance; and (4) consented to the consummation of the Tender Offer, subject to the Repurchase Condition.
PPP Loans
On April 13, 2020, JP Morgan Chase Bank granted Mondee, Inc. a loan in the aggregate amount of $4.3 million pursuant to the PPP under the Coronavirus Aid, Relief and Economic Security Act. In January 2021, our Company was granted a second draw PPP loan in the amount of $2 million. In February 2021, our Company was granted another second draw PPP loan in the amount of $1.6 million. As the legal form of the PPP loan is debt, our Company accounted for the loan as debt under ASC 470. Refer to the “Impact of COVID-19” section herein for further details.
Financial Position
We have prepared our Condensed Consolidated Financial Statements assuming that we will continue as a going concern. We are required to make debt repayments aggregating to $9.38 million and $7.50 million up to September 30, 2023 and September 30, 2024, respectively.
As of September 30, 2022, our current liabilities are $78.01 million and current assets are $151.23 million. Given that we have historically generated recurring net losses, we may be unable to make such specified debt repayments from operations when the balance is due. These conditions raise substantial doubt about our ability to continue as a going concern. Our Condensed Consolidated Financial Statements do not include any adjustments that might result from the outcome of this uncertainty.

As of September 30, 2022, we had $105.23 million of unrestricted cash and $15.00 million in unused line of credit. Upon completion of the Business Combination with ITHAX in July 2022, we raised net cash proceeds of $62.19 million, net of transaction costs and certain settlements of liability. The increase was offset by a modified debt facility with TCW, which entailed a prepayment of some of our obligations totaling $41.21 million in July 2022. On September 29, 2022, we issued the Preferred Stock and the Preferred Financing Warrants for an aggregate cash proceeds $83.44 million, net of issuance costs.
As of the date on which our Condensed Consolidated Financial Statements were available to be issued, we believe that the cash on hand, cash generated from operating activities, available line of credit, and additional investments obtained through the Business Combination will satisfy our working capital and capital requirements for at least the next 12 months and accordingly, substantial doubt about our ability to continue as a going concern is alleviated.
Cash Flow Summary for the Nine Months Ended September 30, 2022 and 2021
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30, 2022
	2022	2021
	($ in thousands)
Net cash (used in) Operating activities	(690)	(9,092)
Net cash used in Investing activities	(5,809)	(2,854)
Net cash provided by Financing activities	96,562	3,276
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(341)	(161)
Net increase/(decrease) in cash and cash equivalents	$89,722	$(8,831)
Cash Used in Operating Activities
During the nine months ended September 30, 2022, cash used in operating activities was $0.7 million. The primary factors affecting our operating cash flows during this period were our net loss totaling $73.7 million, which was offset by non-cash charges of $73.5 million primarily consisting of stock-based compensation of $55.4 million, PIK interest expense of $8.1 million and depreciation and amortization of $8.5 million. This reduction attributable to non-cash charges was offset by a $2.0 million gain on forgiveness of our PPP loan. Cash provided from changes in our operating assets and liabilities was $0.5 million, primarily owing to $26.4 million increase in accounts payable and $12.3 million increase in accrued expenses and other current liabilities. These increases were offset by a $15.9 million increase in accounts receivable, $17.5 million increase in prepaid expense and other current assets, and $2.6 million increase in contract assets.
During the nine months ended September 30, 2021, cash used in operating activities was $9.1 million in cash. The primary factors affecting our operating cash flows during this period were our net loss of $29.7 million, offset by our non-cash charges of $21.1 million primarily consisting of PIK interest expense of $9.0 million and depreciation, amortization of $9.8 million, and stock-based compensation expense of $3.9 million. The cash provided from changes in our operating assets and liabilities was $0.5 million, which was primarily due to a $4.1 million increase in accounts payable, $1.1 million increase in accrued expenses and other current liabilities, and a $1.5 million decrease in contract assets, partially offset by a $7.9 million increase in accounts receivable.
Cash Used in Investing Activities
During the nine months ended September 30, 2022, cash used in investing activities was $5.8 million, which was primarily due to the purchase of property and equipment.
During the nine months ended September 30, 2021, cash used in investing activities was $2.9 million, which was primarily due to the purchase of property and equipment.

Cash Provided by Financing Activities
During the nine months ended September 30, 2022, cash provided by financing activities was $96.6 million, primarily due to the proceeds from the closing of the Business Combination and Preferred Financing Transaction.
During the nine months ended September 30, 2021, cash provided by financing activities was $3.3 million, primarily due to proceeds from our PPP loan.
Off- Balance Sheet Arrangements
We had the following Off-Balance Sheet Arrangements as of September 30, 2022 and December 31, 2021:

	September 30,	December 31,
(In millions)	2022	2021
Letters of credit	7.7	$7.3
No amount on our revolving credit facility has been drawn down as of September 30, 2022 and December 31, 2021.
Critical Accounting Policies and Estimates
The preparation of the Condensed Consolidated Financial Statements and related disclosures in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. We base our estimates on historical experience and on various other factors we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ materially from those estimates.
See “Part I, Item 1, Note 2 – Summary of Significant Accounting Policies” included in this Quarterly Report on Form 10-Q for a discussion of a recently adopted accounting pronouncements.
Recent Accounting Pronouncements
See Note 2 to our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of the date of this Quarterly Report.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Not required for smaller reporting companies.
Item 4. Controls and Procedures

Background and Remediation of Material Weakness
In connection with our evaluation of disclosure controls and procedures covering our Condensed Consolidated Financial Statements as of September 30, 2022, we identified material weaknesses in our internal control over financial reporting. We have concluded that material weaknesses exist in our evaluation of disclosure controls and procedures, including internal control over financial reporting, as we do not have the necessary business processes, personnel and related internal controls to operate in a manner to satisfy the accounting and financial reporting requirements of a public company. These material weaknesses primarily manifested in improper segregation of duties, inadequate design, implementation, and maintenance of adequate information systems controls, including access and change management controls and timely recording of material transactions prior to being a public company.

We are focused on designing and implementing effective internal controls measures to improve our evaluation of disclosure controls and procedures, including internal control over financial reporting, and remediate the material weaknesses. In order to remediate these material weaknesses, we have taken and plan to take the following actions:

▪ employment of additional accounting staff with public company experience;

▪ implementation of the maintenance of adequate information systems controls, including access and change management controls;
▪ implementation of additional review controls and processes requiring timely account reconciliation and analyses of certain transactions and accounts; and
▪ engagement of a national accounting firm to assist in the design and implementation of controls and remediation of controls gaps.

Our actions and planned actions are subject to ongoing evaluation by management and will require testing and validation of design and operating effectiveness of internal controls over financial reporting over future periods. We are committed to the continuous improvement of our internal control over financial reporting and will continue to regularly review the internal controls over financial reporting.

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based upon that evaluation, and as a result of the material weaknesses in internal control over financial reporting descried below, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2022, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective at the reasonable assurance level. In light of this fact, our management has performed additional analyses, reconciliations, and other procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, our unaudited Condensed Consolidated Financial Statements for the periods covered by and included in this Quarterly Report fairly state, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Changes in Internal Control Over Financial Reporting
Other than the material weakness remediation efforts underway, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal controls over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
On January 29, 2021, Thomas DeRosa, a shareholder of LBF Travel Management Corp. (f/k/a LBF Travel, Inc.) ("LBF"), the entity that sold LBF Travel Holdings, LLC ("LBF Holdings") to Mondee, Inc., instituted legal proceedings in the Southern District of California against LBF Travel Management Corp. and its chief executive officer to recover a portion of the proceeds of the sale of LBF Holdings to Mondee, Inc. On the same day (January 29, 2021), Mondee, Inc. was added as a party to this litigation via a third-party complaint that alleges, among other things, that Mondee, Inc. aided and abetted the directors and officers of LBF in breaches of their fiduciary duties in connection with the transaction. As of November 14, 2022, the case remains pending in Federal court, where the parties are in the process of completing fact discovery, commencing expert discovery and the Mondee third-party defendants are preparing to file a motion for the summary judgement or partial summary judgment. There is a separate state court action that has been stayed. While we believe that Mondee, Inc. will be successful based on its position, it is nevertheless reasonably possible that our Company could be required to pay any assessed amounts to contest or litigate the assessment and an estimate for a reasonably possible amount of any such payments cannot be made.

In connection with our Tender Offer, one purported public warrant holder sent a demand letter to us. In connection with our Business Combination, two purported stockholders have sent demand letters to us. No amount of damages was stated in any of the demand letters. We believe that the threatened lawsuits are without merit and, if filed, we intend to defend the matters vigorously. We are currently unable to reasonably determine the outcome of any potential litigation or estimate any potential losses, and, as such, have not recorded a loss contingency. There is no other material litigation, arbitration or governmental proceedings currently pending against us or any members of our management team in their capacity as such.

Item 1A. Risk Factors

Investing in our securities involves a high degree of risk. Before making an investment decision, you should consider carefully the risks and uncertainties described below. Our business, operating results, financial condition or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material. If any of the risks actually occur, our business, operating results, financial condition and prospects could be adversely affected. In that event, the market price of our securities, including our Common Stock, and the Preferred Financing Warrants, could decline, and you could lose part or all of your investment. The risks discussed below may not prove to be exhaustive and are based on certain assumptions that later may prove to be incorrect or incomplete.
We may face additional risks and uncertainties that are not presently known to such entity, or that are currently deemed immaterial, which may also impair our business or financial condition.

Risks Related to Our Financial Condition and Status as an Early Stage Company

We have experienced substantial growth over a limited period of time, which makes it difficult to forecast its future results of operations.
Since 2015, we have experienced substantial growth in net revenue as a result of organic activities as well as through a series of acquisitions. During the period from 2015 to 2019, net revenues derived from business activity at the beginning of the period generated a cumulative annual growth rate (“CAGR”) of approximately 40%, and when including the contribution from businesses acquired during the period, a CAGR of approximately 62%. In light of this substantial growth within a limited period of time, our historical results should not be considered indicative of our future performance. Furthermore, our ability to accurately forecast results of operations in the future is limited and subject to a number of uncertainties, including our ability to plan for and model future growth and our ability to develop new products and services. In future periods, our growth could slow or decline for a number of reasons, including but not limited to slowing demand, increased competition, changes to technology, inability to scale up our technology, a decrease in the growth of the market, or our failure, for any reason, to continue to take advantage of growth opportunities.
We have also encountered, and will continue to encounter, risks and uncertainties frequently experienced by growing companies in rapidly changing industries. If our assumptions regarding these risks and uncertainties and its future growth are incorrect or change, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations, and our business could suffer.

If we are unable to manage and expand our growth or execute our growth strategies effectively, our business and prospects may be materially and adversely affected.
We may not be able to scale our business quickly enough to meet customer and market demand, which could result in lower profitability or cause us to fail to execute on our business strategies. In order to grow our business, we will need to continue to evolve and scale our business and operations to meet customer and market demand. Evolving and scaling our business and operations places increased demands on our management as well as its financial and operational resources to:

•attract new customers and grow our customer base;
•maintain and increase the rates at which existing customers use our platform, sell additional products and services to our existing customers, and reduce customer churn;
•invest in our platform and product offerings;
•effectively manage organizational change;
•accelerate and/or refocus research and development activities;
•increase sales and marketing efforts;
•broaden customer-support and services capabilities;
•maintain or increase operational efficiencies;
•implement appropriate operational and financial systems; and
•maintain effective financial disclosure, controls and procedures.
If we cannot evolve and scale its business and operations effectively, we may not be able to execute our business strategies in a cost-effective manner and its business, financial condition, profitability and results of operations could be adversely affected.

We may experience significant fluctuations in our operating results and rates of growth.
Even if the market in which we compete achieves the forecasted growth, our business could fail to grow at similar rates, if at all. Our success will depend upon our ability to successfully expand our solutions and services, retain customers, bring in new customers and retain critical talent.

Our business depends on our marketing efficiency and the general effectiveness of our marketing efforts.
Our success relies on efficiently marketing to corporate entities, travel agents, travel management companies and end consumers. Our business to business marketing aims to drive activity and attract businesses to our platforms and websites, and our business to business to consumer marketing aims to drive engagement with these businesses, travelers and end users of our products.
We may be successful in attracting new customers and/or members in the form of corporations, travel agents, travel management companies or entities. However, there is a risk that these customers’ end consumers will not engage with or use our products at a rate where we will see a significant revenue increase from such customers because we depend on their relationships with our corporate customers, travel agents and travel management companies to help drive this engagement.
We rely on the value of our brands, and the costs of maintaining and enhancing our brand awareness are increasing.

We invest considerable financial and human resources in our brands in order to retain and expand our customer base in existing and emerging markets. We expect that the cost of maintaining and enhancing our brands will continue to increase, and given the economic uncertainty and unpredictability around when the travel industry will recover, decisions we make on investing in brands could be less effective and costlier than expected.
In recent years, certain online travel companies and metasearch websites expanded their offline and digital advertising campaigns globally, increasing competition for share of voice, and we expect this activity to continue in the future. We are also pursuing and expect to continue to pursue long-term growth opportunities, particularly in emerging markets, which have had and may continue to have a negative impact on our overall marketing efficiency. Our efforts to preserve and enhance customer awareness of our brands may not be successful, and even if we are successful in our branding efforts, such efforts may not be cost-effective or as efficient as they have been historically, resulting in less direct traffic and increased customer acquisition costs. Moreover, branding efforts with respect to some brands within our portfolio have in the past, and may in the future, result in marketing inefficiencies and may negatively impact growth rates of other brands within our portfolio. In addition, our decisions over allocation of resources and choosing to invest in branding efforts for certain brands in our portfolio at the expense of not investing in, or reducing our investments in, other brands in our portfolio could have an overall negative financial impact. If we are unable to maintain or enhance customer awareness of our brands and generate demand in a cost-effective manner, it would have a material adverse effect on our business and financial performance.

Risks Related to Mondee’s Business and Industry

The COVID-19 pandemic has had, and may continue to have, a material adverse impact on the travel industry, which could materially affect our business, liquidity, financial condition and operating results.

In response to the COVID-19 pandemic, many governments around the world have implemented, and continue to implement, a variety of measures to reduce the spread of COVID-19, including travel restrictions and bans, instructions to residents to practice social distancing, quarantine advisories, shelter-in-place orders, required closures of non-essential businesses and additional restrictions on businesses as part of re-opening plans. These government mandates have had a significant negative impact on the travel industry and many of the travel suppliers on which our business relies, as well as on our workforce, operations and clients. While many existing restrictions have begun to be lifted, there remains uncertainty around the impact of the new variants of COVID-19, if additional restrictions may be initiated, if there will be changes to travel behavior patterns when government restrictions are fully lifted, the continued efficacy of existing vaccines against the new variants and the timing of distribution and administration of vaccines globally.

The COVID-19 pandemic and the resulting economic conditions and government orders forced many of our travel suppliers, including airlines and hotels, to pursue cost reduction measures and seek financing, including government financing and support, in order to reduce financial distress and continue operating, and to curtail drastically their service offerings. The COVID-19 pandemic has resulted, and may continue to result, in the restructuring or bankruptcy of certain of those travel suppliers, and renegotiation of the terms of our agreements with them. In addition, the COVID-19 pandemic resulted in a material decrease in business and consumer spending and an unprecedented decline in transaction volumes in the global travel industry. Our financial results and prospects are largely dependent on these transaction volumes. As a result, our financial results for the year ended December 31, 2020 and the results for the 2021 fiscal year were significantly and negatively impacted, with a material decline in total revenues, net income, cash flow from operations, and Adjusted EBITDA, as compared to 2019. This downward trend could continue for an unpredictable period.

Starting as of the fourth quarter of 2020, many COVID-19 vaccines were approved for widespread distribution across the world. Nevertheless, notwithstanding widespread vaccine distribution across the world, new variants of COVID-19, such as the Delta and Omicron variants have been identified in the second half of 2021 and early 2022. Accordingly, there remains uncertainty around the path to full economic and travel recovery from the COVID-19 pandemic due to the challenging logistics of distributing the vaccines globally, adoption of vaccines globally, travel restrictions, as well as the unknown impact of the new variants of COVID-19. As a result, we are unable to predict accurately the impact that the COVID-19 pandemic will have on our business going forward. While travel has historically been resilient to macroeconomic events, with the continued spread of COVID-19 and other variants throughout the world, the COVID-19 pandemic and its effects could continue to have an adverse impact on our business, financial condition, results of operations and cash flows for the foreseeable future. Recent trends have shown that the widespread distribution and adoption of effective vaccines, as well as treatments, help encourage a return to travel, but the timing and further extent of those developments remains uncertain, particularly in light of the identification of new variants of COVID-19.

We have incurred negative cash flows from operating activities and significant losses from operations in the past and if we are not able to raise additional capital when desired and on reasonable terms, our business, results of operations, and financial condition could be adversely affected.

We have incurred negative cash flows from operating activities and significant losses from operations in the past as reflected in our accumulated deficit of $264 million as of the nine months ended September 30, 2022. We believe that current cash and cash equivalents, as well as the $15 million unused line of credit, will be sufficient to fund our operations for at least the next 12 months. Our future capital requirements, however, will depend on many factors, including the on-going effects of the COVID-19 pandemic, consolidation of the travel industry, changes in the general market conditions for travel services, and future business combinations. We may in the future enter into arrangements to acquire or invest in complementary businesses, services, and technologies, including intellectual property rights. From time to time, we may seek to raise additional funds through equity and debt. If we are unable to raise additional capital when desired and on terms acceptable to us, our business, results of operations, and financial condition could be adversely affected.

Our liquidity and ongoing access to capital could be materially and negatively affected by the impacts of the COVID-19 pandemic.

Our continued access to sources of liquidity depends on multiple factors, including global economic conditions, the condition of global financial markets, the availability of sufficient amounts of financing and our operating performance. Since the COVID-19 pandemic, there has been increased volatility in the financial and securities markets, which has generally made access to capital less certain and has increased the cost of obtaining new capital. We utilized a portion of the proceeds of the Business Combination to refinance $40 million of our current outstanding indebtedness. Additionally, we raised $85 million in proceeds from the sale of our Preferred Stock to help fund growth and operations. However, we may need to obtain debt financing in the future to fund our operations, and there is no guarantee that such debt financing will be available in the future, or that it will be available on commercially reasonable terms, in which case we may need to seek other sources of funding. In addition, the terms of future debt agreements could include restrictive covenants, which could restrict our business operations.

The COVID-19 pandemic and the measures taken to contain it have and will continue to have an adverse impact on our financial condition and results of operations, if measures taken by management to ameliorate the impact of these COVID-19 related uncertainties are not successful or sufficient we may be unable to continue to fund our operations, develop our platform, or discharge our liabilities in the normal course of business.

Our negative cash flows from operating activities and significant losses from operations during the COVID-19 pandemic, as well as our growth plans, create the need for additional capital. There are uncertainties surrounding our ability to raise such capital, and our financial condition could be adversely affected. The continued COVID-19 pandemic and measures taken to contain it, including, but not limited to, voluntary and mandatory quarantines, stay-at-home orders, travel restrictions and advisories, limitations on gatherings of people and reduced operations and extended closures of businesses have and may continue to have an adverse impact on travel transaction volumes resulting in a material decline in net revenues, net income, cash flow from operations and Adjusted EBITDA, as compared to pre-COVID-19 pandemic results. To address the adverse impact of the COVID-19 pandemic, our management has taken specific actions including, renegotiating certain terms and conditions of our loans with our lenders to defer interest payments and thereby manage our cash; raising additional capital through external borrowings; restructuring accounts payable to accommodate a longer time horizon for payment; as well as investing in and developing our platform to increase operating efficiencies and to reduce labor expenses.

While there is current evidence of the travel market transactions recovering, management will continue to monitor impacts on travel transaction volumes of the COVID-19 virus and future variants on a real-time basis and will update and immediately enact initiatives to scale our business infrastructure and operating expenses up or down as appropriate to ensure optimal earnings and cash flows in future periods. In addition, management will coordinate with suppliers, operating partners and our financial partners to attempt to arrange adequate capital to withstand potential COVID-19 induced volume variability. If we are unable to raise additional capital, increase operating efficiencies or reduce expenses we may be unable to continue to fund our operations, develop our platform, or discharge our liabilities in the normal course of business.

We have pledged substantially all of our assets and Legacy Mondee under the TCW Agreement. If the lenders accelerate the repayment of borrowings, we may not have sufficient assets to repay them and we could experience a material adverse effect on our financial condition and results of operations.

On December 23, 2019, we entered into the TCW Agreement with the Lenders consisting of a $150 million multi-draw term loan in aggregate, of which the first draw was for a principal amount of $95 million. On February 6, 2020, we entered into a first amendment to the TCW Agreement and an incremental joinder with Lenders for an aggregate principal amount of $55 million. These facilities are guaranteed by us and Legacy Mondee and are secured by substantially all of our assets. To date, we have entered into a number of amendments to the TCW Agreement, including amendments that changed the repayment terms. However, if for whatever reason we are unable to make scheduled payments when due or to repay such indebtedness by the schedule maturity date, we would seek the further consent of our Lenders to modify such terms. Although our Lenders have previously agreed to eight prior modifications of the TCW Agreement, there is no assurance that it will agree to any such modification and could then declare an event of default. Upon the occurrence of an event of default under the TCW Agreement, the Lenders could elect to declare all amounts outstanding thereunder to be immediately due and payable. We have pledged substantially all of our assets under the TCW Agreement. If the Lenders accelerate the repayment of borrowings, we may not have sufficient assets to repay them and we could experience a material adverse effect on our financial condition and results of operations.

Consolidation in the travel industry may result in lost bookings and reduced revenue.
Consolidation among travel providers, including airline mergers and alliances, may increase competition from distribution channels related to those travel providers and place more negotiating leverage in the hands of those travel providers to attempt to lower booking fees further and to lower commissions. Examples include the merger of United and Continental Airlines, the merger of American Airlines and US Airways, the acquisition of AirTran Airways by Southwest Airlines, the merger of British Airways and Iberia and subsequent acquisitions of Aer Lingus and Vueling and the acquisition of Virgin America by Alaska Air Group. In addition, cooperation has increased within the oneworld, SkyTeam and Star Alliance. Changes in ownership of travel providers may also cause them to direct less business towards us. If we are unable to compete effectively, our suppliers could limit our access to their content, including exclusive content, and favorable fares and rates and other incentives, which could adversely affect our results of operations. Mergers and acquisitions of airlines may also result in a reduction in total flights and overall passenger capacity and higher fares, which may adversely affect the ability of our business to generate revenue.
Consolidation among travel agencies and competition for clients may also adversely affect our results of operations, since we compete to attract and retain clients. In addition, decisions by airlines to surcharge the channel represented by travel management companies and travel agencies, for example, by surcharging fares booked through or passing on charges to travel management companies and travel agencies, or introduction of such surcharges to fares booked through the GDS through which a material share of our content is sourced, could have an adverse impact on our business, particularly in regions in which our GDS is a significant source of bookings for an airline choosing to impose such surcharges.
To compete effectively, we may need to increase incentives, pre-pay incentives, discount or waive product or service fees or increase spending on marketing or product development. Further, as consolidation among travel providers increases, the potential adverse effect of a decision by any particular significant travel provider (such as an airline) to withdraw from or reduce its participation in our services also increases. The COVID-19 pandemic has increased the risk that the third parties we work with may voluntarily or involuntarily declare bankruptcy or otherwise cease or limit their operations, which could harm our business and results of operations. In particular, the potential harm to our business and results of operations is greater if there are bankruptcies or closures of larger partners such as airlines.

Adverse changes in general market conditions for travel services, including the effects of macroeconomic conditions, terrorist attacks, natural disasters, health concerns, civil or political unrest or other events outside our control could materially affect our business, liquidity, financial condition and operating results.

Our revenue is derived from the global travel industry and would be significantly impacted by declines in, or disruptions to, travel activity, particularly air travel. Global factors over which we have no control but which could impact our clients’ willingness to travel and, depending on the scope and duration, cause a significant decline in travel volumes include, among other things:
•widespread health concerns, epidemics or pandemics, such as the COVID-19 pandemic, the Zika virus, H1N1 influenza, the Ebola virus, avian flu, SARS or any other serious contagious diseases;
•global security concerns caused by terrorist attacks, the threat of terrorist attacks, or the precautions taken in anticipation of such attacks, including elevated threat warnings or selective cancellation or redirection of travel;
•cyber-terrorism, political unrest, the outbreak of hostilities or escalation or worsening of existing hostilities or war;
•natural disasters or severe weather conditions, such as hurricanes, flooding and earthquakes;
•climate change-related impact to travel destinations, such as extreme weather, natural disasters and disruptions, and actions taken by governments, businesses and supplier partners to combat climate change;
•the occurrence of travel-related accidents or the grounding of aircraft due to safety concerns; and
•adverse changes in visa and immigration policies or the imposition of travel restrictions or more restrictive security procedures.

Any decrease in demand for consumer or business travel could materially and adversely affect our business, financial condition and results of operations.

Our business and financial performance is affected by macroeconomic conditions. Travel expenditures are sensitive to personal and business-related discretionary spending levels and tend to decline or grow more slowly during economic downturns, including during periods of slow, slowing or negative economic growth, higher unemployment or inflation rates, weakening currencies and concerns over government responses such as higher taxes or tariffs, increased interest rates and reduced government spending. Concerns over government responses to declining economic conditions such as higher taxes and reduced government spending could impair consumer and business spending and adversely affect travel demand. In addition, our relative exposure to certain sectors versus the broader economy may mitigate or exacerbate the effect of macroeconomic conditions. The global travel industry, which historically has grown at a rate in excess of global gross domestic product growth during economic expansions, has experienced cyclical downturns in the past in times of economic decline or uncertainty. Future adverse economic developments in areas such as employment levels, business conditions, interest rates, tax rates, environmental impacts, fuel and energy costs and other matters could reduce discretionary spending and cause the travel industry to contract. The uncertainty of macroeconomic factors and their impact on client behavior, which may differ across regions, makes it more difficult to forecast industry and client trends and the timing and degree of their impact on our markets and business, which in turn could adversely affect our ability to effectively manage our business and could materially and adversely affect our business, financial condition and results of operations.

Our international business exposes us to geo-political and economic risks associated with doing business in foreign countries. We have operations in the U.S., Canada, India, Thailand, and several other countries worldwide, and we indirectly provide services to travelers worldwide through our partners and affiliates. Our international operations could pose complex management, compliance, foreign currency, legal, tax, labor, data privacy and economic risks that we may not adequately address, including changes in the priorities and budgets of international travelers and geo-political uncertainties, which may be driven by changes in threat environments and potentially volatile worldwide economic conditions, various regional and local economic and political factors, risks and uncertainties, as well as U.S. foreign policy. We are also subject to a number of other risks with respect to our international operations, including:
•the absence in some jurisdictions of effective laws to protect our intellectual property rights;
•multiple and possibly overlapping and conflicting tax laws;
•duties, taxes or government royalties, including the imposition or increase of withholding and other taxes on the activities of, and remittances and other payments by, our non-U.S. subsidiaries;
•restrictions on movement of cash;
•the burden of complying with a variety of national and local laws;
•political instability;
•currency fluctuations;
•longer payment cycles;
•price controls or restrictions on exchange of foreign currencies;
•trade barriers; and
•potential travel restrictions.

The existence of any one of these risks could harm our international business and, consequently, our operating results. Additionally, operating in international markets requires significant management attention and financial resources. We cannot be certain that the investment and additional resources required to operate in other countries will produce desired levels of revenue or net income.
Complaints from travelers or negative publicity about our services can diminish client confidence and adversely affect our business.

Client complaints or negative word-of-mouth or publicity about our services or operations could severely diminish client confidence in and use of our services. To maintain good client relations, we must ensure that our travel advisors and partners and affiliates provide prompt, accurate and differentiated client service. Effective client service requires significant personnel expense and investment in developing programs and technology infrastructure to help our travel advisors, partners and affiliates carry out their functions. These expenses, if not managed properly, could significantly impact our profitability. Failure to properly manage our travel advisors, partners and affiliates could compromise our ability to handle client complaints effectively. If we do not handle client complaints effectively, our reputation and brand may suffer, and we may lose our customers’ confidence, which could reduce revenues and profitability.

Our indebtedness could adversely affect our business and growth prospects.

We have existing indebtedness, and we may be able to incur additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. Although the agreements governing our existing indebtedness contain restrictions on the incurrence of additional indebtedness and liens, these restrictions are subject to several significant qualifications and exceptions and, under certain circumstances, the amount of indebtedness that could be incurred in compliance with these restrictions could be substantial. If we do so, the risks related to our high level of debt could increase. Specifically, our high level of debt could have important consequences, including the following:

•it may be difficult for us to satisfy our obligations, including debt service requirements under our outstanding debt;
•our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions or other general corporate purposes may be impaired;
•a substantial portion of cash flow from operations is required to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flow to fund our operations, capital expenditures, future business opportunities and other purposes;
•we could be more vulnerable to economic or business downturns, adverse industry conditions and other factors affecting our operations, and our flexibility to plan for, or react to, changes in our business or industry is more limited;
•our ability to capitalize on business opportunities and to react to competitive pressures, as compared to our competitors, may be compromised due to our high level of debt and the restrictive covenants in our existing or future indebtedness;
•our ability to receive distributions from our subsidiaries and to pay taxes, expenses and dividends may be adversely affected by the terms of our debt;
•increases in interest rates would increase the cost of servicing our debt; and
•our ability to borrow additional funds or to refinance debt may be limited.

Moreover, in the event of a default under any of our indebtedness, the holders of our indebtedness could elect to declare such indebtedness be due and payable and/or elect to exercise other rights, any of which could have a material adverse effect on our liquidity and our business, financial condition and results of operations.

We rely on internet search engines and application marketplaces to drive traffic to our platform, certain providers of which offer products and services that compete directly with ours. If links to our websites and apps are not displayed prominently, traffic to our platform could decline and our business would be negatively affected.

The number of consumers we attract to our platform is due in large part to how and where information from, and links to, our websites are displayed on search engine results pages ("SERPs"). The display, including rankings, of search results can be affected by a number of factors, many of which are not in our control.
Search engines frequently change the logic that determines the placement and display of the results of a user’s search, such that the purchased or algorithmic placement of links to our websites can be negatively affected. A search engine could alter its search algorithms or results causing our websites to place lower in search query results. For example, Google, a significant source of traffic to our websites, frequently promotes its own competing products in its search results, which has negatively impacted placement of references to our Company and our websites on the SERP. If a major search engine changes its algorithms in a manner that negatively affects the search engine ranking of our websites or those of our travel partners, or if competitive dynamics impact the cost or effectiveness of search engine optimization ("SEO") or search engine marketing ("SEM") in a negative manner, our business and financial performance would be adversely affected. Furthermore, our failure to successfully manage our SEO and SEM strategies or other traffic acquisition strategies could result in a substantial decrease in traffic to our websites, as well as increased costs to the extent we replace free traffic with paid traffic.

We also rely on application marketplaces, or app stores such as Apple’s App Store and Google’s Play, to drive downloads of our apps. In the future, Apple, Google or other marketplace operators may make changes that make access to our products more difficult or may limit our access to information that would restrict our ability to provide the best user experience. For example, Google has entered various aspects of the online travel market, including by establishing a flight metasearch product and hotel metasearch product as well as reservation functionality. Our apps may receive unfavorable treatment compared to the promotion and placement of competing apps, such as the order in which they appear within marketplaces. In addition, Apple has announced new features that limit who has access to consumer data, including location information. Similarly, if problems arise in our relationships with providers of application marketplaces, traffic to our website and our user growth could be harmed.

The widespread adoption of teleconference and virtual meeting technologies could reduce the number of in-person business meetings and demand for travel and our services, which could adversely affect our business, financial condition and results of operations.

Our business and growth strategies rely in part upon our clients’ continued need for in-person meetings and conferences. Due to the COVID-19 pandemic, teleconference and virtual meeting technologies have become significantly more popular and many businesses have substituted these technologies for part or all of their in-person meetings and conferences. Even if and when the spread of COVID-19 is contained and travel and other restrictions are lifted, we cannot predict whether businesses will continue to choose to substitute these technologies for part or all of their in-person meetings and conferences and whether employer and employee attitudes toward business travel will change in a lasting way. Should businesses choose to continue to substitute these technologies for part or all of their in-person meetings and conferences and the preferences of our clients shift away from in-person meetings and conferences, it would adversely affect our business, financial condition and results of operations.

We operate in an increasingly competitive global environment and could fail to gain, or could lose, market share if we are unable to compete effectively with our current or future competitors.

The travel industry, and the business travel services industry, are highly competitive, and if we cannot compete effectively against the number and type of sellers of travel-related services, we may lose sales to our competitors, which may adversely affect our financial results and performance. We currently compete, and will continue to compete, with a variety of travel and travel-related companies, including other corporate travel management service providers, consumer travel agencies and emerging and established online travel agencies. We also compete with travel suppliers, such as airlines and hotels, where they market their products and services directly to travelers through platforms used by consumers to book and fulfill travel, including by offering more favorable rates, exclusive products/services and loyalty points to travelers who purchase directly from such travel suppliers through business-to-consumer ("B2C") channels. B2C may include business travelers who purchase travel outside of a company-sponsored and managed channel, or whose companies do not have such a channel. We compete, to a lesser extent, with credit card loyalty programs, online travel search and price comparison services, facilitators of alternative accommodations such as short-term home or condominium rentals and social media and e-commerce websites.

Some of our competitors may have access to more financial resources, greater name recognition and well-established client bases in their target client segments, differentiated business models, technology and other capabilities or a differentiated geographic coverage, which may make it difficult for us to retain or attract new clients.
We cannot assure you that we will be able to compete successfully against any current, emerging and future competitors or provide sufficiently differentiated products and services to our client and traveler base. Increasing competition from current and emerging competitors, consolidation of our competitors, the introduction of new technologies and the continued expansion of existing technologies may force us to make changes to our business models, which could materially and adversely affect our business, prospects, financial condition and results of operations. If we cannot compete effectively against the number and type of sellers of travel-related services, we may lose sales to our competitors, which may adversely affect our financial results and performance.

Our failure to quickly identify and adapt to changing industry conditions, trends or technological developments may have a material and adverse effect on us.

Certain results and trends related to our business and the travel industry more generally are based on preliminary data and assumptions, and as a result, are subject to change and may differ materially from what we expect. We present certain results and trends in this Quarterly Report related to our business and the travel industry more generally, which are based on an analysis of then-available or preliminary data, and our results, related findings or conclusions are subject to change. No assurance can be given that these results and trends, or that our expectations surrounding our business or the travel industry, will be accurate. These risks are heightened by the uncertainty of the COVID-19 pandemic and its impact on the travel industry and our business. Further, unanticipated events and circumstances may occur and change the outlook surrounding our business and the travel industry in material ways. Accordingly, certain of our expectations related to our business and the travel industry more generally may not occur as expected, if at all, and actual results or trends presented may differ materially from what we expect.

Operating as a public company will require us to incur substantial costs and will require substantial management attention. In addition, key members of our management team have limited experience managing a public company.

As a public company, we will face increased legal, accounting, administrative and other costs and expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations promulgated and to be promulgated thereunder, the Public Company Accounting Oversight Board ("PCAOB") and the securities exchanges, impose additional reporting and other obligations on public companies. Compliance with public company requirements will increase our costs and make certain activities more time-consuming. A number of those requirements require us to carry out activities we have not done previously. For example, we have created new board committees and adopted new internal controls and disclosure controls and procedures. In addition, expenses associated with SEC reporting requirements will be incurred. Furthermore, if any issues in complying with those requirements are identified (for example, see the risk factor below titled “ITHAX identified a material weakness in internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner”), we could incur additional costs rectifying those issues, and the existence of those issues could harm our reputation or investor perceptions of us. It may also be more expensive to obtain director and officer liability insurance. Risks associated with our status as a public company may make it more difficult to attract and retain qualified persons to serve on our Company's board of directors (the "Board") or as executive officers. The additional reporting and other obligations imposed by these rules and regulations will increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities. These increased costs will require us to divert a significant amount of money that could otherwise be used to expand the business and achieve strategic objectives. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs. In addition, we may be subject to stockholder activism, which can lead to additional substantial costs, distract management, and impact the manner in which we operate our business in ways that we cannot currently anticipate. As a result of disclosure of information in this Quarterly Report and in filings required of a public company, our business and financial condition will become more visible, which may result in threatened or actual litigation, including by competitors.
Our executive officers have limited experience in the management of a publicly traded company. Our management team may not successfully or effectively manage our transition to a public company that will be subject to significant regulatory oversight and reporting obligations under federal securities laws. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities, which will result in less time being devoted to the management and growth of our Company. We may not have adequate personnel with the appropriate level of knowledge, experience, and training in the accounting policies, practices or internal controls over financial reporting required of public companies in the U.S. The development and implementation of the standards and controls necessary for us to achieve the level of accounting standards required of a public company in the U.S. may require costs greater than expected. It is possible that we will be required to expand our employee base and hire additional employees to support our operations as a public company, which will increase our operating costs in future periods.

Our failure to maintain effective internal controls over financial reporting could harm us.

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Under standards established by the PCAOB, a deficiency in internal controls over financial reporting exists when the design or operation of a control does not allow management or personnel, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. The PCAOB defines a material weakness as a deficiency, or combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented, or detected and corrected, on a timely basis. The PCAOB defines a significant deficiency as a deficiency, or a combination of deficiencies, in internal controls over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of a registrant’s financial reporting. We cannot assure you that material weaknesses and control deficiencies will not be discovered in the future. Our failure to maintain effective disclosure controls and internal controls over financial reporting could have an adverse effect on our business and could cause investors to lose confidence in our financial statements, which could cause a decline in the price of our Common Stock, and we may be unable to maintain compliance with the Nasdaq listing standards. If we fail to maintain an effective system of internal controls, the accuracy and timing of our financial reporting may be adversely affected, and our liquidity and access to capital markets may be adversely affected, and we may be subject to regulatory investigations and penalties.

Risks Related to Our Dependence on Third Parties

Our business depends on our relationships with travel agencies, travel management companies and other travel businesses and third parties.

If we are unable to maintain existing, and establish new, arrangements with travel suppliers, or if our travel suppliers and partners reduce or eliminate the commission and other compensation they pay us, our business and results of operations would be negatively impacted. Our business is dependent on our ability to maintain our relationships and arrangements with existing travel suppliers, such as airlines, hotels, car rentals, hotel consolidators, destination services companies and GDSs, as well as our ability to establish and maintain relationships with new travel suppliers. Adverse changes in key arrangements with our travel suppliers, including an inability of any key travel supplier to fulfill its payment obligation to us in a timely manner, increasing industry consolidation, changes in travel suppliers’ booking practices regarding groups, or our inability to enter into or renew arrangements with these parties on favorable terms, if at all, could reduce the amount, quality, pricing and breadth of the travel services and products that we are able to offer, which could adversely affect our business, financial condition and results of operations.

We generate a significant portion of our revenue from commissions and incentive payments from travel suppliers, especially airline suppliers, and GDSs. If, as a result of a reduction in volumes from airlines shifting volume away from GDSs to the International Air Transport Association’s New Distribution Capacity, or any other reason, travel suppliers or GDSs reduce or eliminate the commissions, incentive payments or other compensation they pay to us, our revenue may decline unless we are able to adequately mitigate such reduction by increasing the service fee we charge to our travelers or increasing our transaction volume in a sustainable manner. However, an increase in service fees may also result in a loss of potential travelers.

Although we generally maintain formal contractual relationships with our travel suppliers, we do currently, and may continue to, maintain more informal arrangements with certain travel suppliers, such as airlines, GDSs, hotels and other travel product companies, which can be terminated with or without notice and which can create uncertainty with respect to the agreed terms including pricing. If these arrangements are terminated unexpectedly, or there is disagreement regarding the terms of the agreement with such travel supplier, our financial results or operations could be negatively impacted.

We cannot assure you that our agreements or arrangements with our travel suppliers or travel-related service providers will continue or that our travel suppliers or travel-related service providers will not reduce commissions, terminate their contracts, make their products or services unavailable to us or default on or dispute their payment or other obligations with us, any of which could reduce our revenue and margins or may require us to initiate legal or arbitral proceedings to enforce contractual payment obligations, which may materially and adversely affect our business, financial condition and results of operations.

Our business and results of operations could be adversely affected if one or more of our major travel suppliers suffers a deterioration in its financial condition or restructures its operations or as a result of consolidation in the travel industry, loses bookings and revenue.

A substantial portion of our revenue is affected by the prices charged by our travel suppliers, including airlines, GDS service providers, hotels, destination service providers and car rental suppliers, and the volume of products offered by our travel suppliers. As a result, if one or more of our major suppliers suffers a deterioration in their financial condition or restructures their operations, it could adversely affect our business, financial condition and results of operations.

In particular, as a substantial portion of our revenue depends on our sale of airline flights, we could be adversely affected by changes in the airline industry, including consolidations or bankruptcies and liquidations, and in many cases, we have no control over such changes. Consolidation among travel suppliers, including airline mergers and alliances, may increase competition from direct distribution channels related to those travel suppliers and place more negotiating leverage in the hands of those travel suppliers to attempt to lower booking fees and to lower commissions. Changes in ownership of travel suppliers may also cause them to direct less business towards us. If we are unable to compete effectively, our suppliers could limit our access to their content, including exclusive content, and favorable fares and rates and other incentives, which could adversely affect our results of operations. Mergers and acquisitions of airlines may also result in adjustments to routes, a reduction in total flights and overall passenger capacity and changes in fares, which may adversely affect the ability of our business to generate revenue.

Travel suppliers’ use of alternative distribution models, such as direct distribution models, could adversely affect our business.

Some of our travel suppliers, including some of our largest airline clients, have sought to increase usage of direct distribution channels. For example, these travel suppliers are trying to move more client traffic to their proprietary websites. This direct distribution trend enables them to apply pricing pressure on intermediaries and negotiate travel distribution arrangements that are less favorable to intermediaries. With travel suppliers’ adoption of certain technology solutions over the last decade, air travel suppliers have increased the proportion of direct bookings relative to indirect bookings. In the future, airlines may increase their use of direct distribution, which may cause a material decrease in their use of our services. Travel suppliers may also offer travelers advantages through their websites such as special fares and bonus miles, which could make their offerings more attractive than those available from us.

In addition, with respect to ancillary products, travel suppliers may choose not to comply with the technical standards that would allow ancillary products to be immediately distributed via intermediaries, thus resulting in a delay before these products become available through us relative to availability through direct distribution. In addition, if enough travel suppliers choose not to develop ancillary products in a standardized way with respect to technical standards our investment in adapting our various systems to enable the sale of ancillary products may not be successful.

Companies with close relationships with end consumers, like Facebook, as well as new entrants introducing new paradigms into the travel industry, such as metasearch engines, like Google, may promote alternative distribution channels by diverting client traffic away from intermediaries and travel agents, which may adversely affect our business.

Risks Related to Employee Matters, Managing Our Growth and Other Risks Related to Our Business

Our success depends in large part on our ability to attract and retain high quality management and operating personnel, and if we are unable to attract, retain and motivate well-qualified employees, our business could be negatively impacted.

Our ability to identify, hire and retain senior management and other qualified personnel is critical to our results of operations and future growth. Much of our future success depends on the continued service, availability and performance of our senior management and other qualified personnel, particularly our professionals with experience in the travel industry. Any of these individuals may choose to terminate their employment with us at any time. The loss of any of these individuals could harm our business and reputation, especially if we have not been successful in developing adequate succession plans. Our business is also dependent on our ability to retain, hire and motivate talented, highly skilled personnel across all levels of our organization. We may experience higher compensation costs to retain senior management and qualified personnel that may not be offset by improved productivity or increased sales. If we are unable to continue to successfully attract and retain key personnel, our business may be harmed.

As we continue to grow, including from the integration of employees and businesses acquired in connection with previous or future acquisitions, we may find it difficult to hire, integrate, train, retain and motivate personnel who are essential to our future success.

We may not be able to accurately predict our future capital needs, and we may not be able to obtain additional financing to fund our operations on the terms and in the manner previously obtained.

We may need to raise additional funds in the future. Any required additional financing may not be available on terms acceptable to us, or at all. If we raise additional funds by issuing equity securities or convertible debt, investors may experience significant dilution of their ownership interest, and the newly issued securities may have rights senior to those of the holders of our Common Stock. If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operational flexibility and would also require us to incur interest expense. Higher interest rates could increase debt service requirements on our current variable rate indebtedness, and on any debt we subsequently incur, and could reduce funds available for operations, future business opportunities or other purposes. If we need to repay debt during periods of rising interest rates, we could be required to refinance our then-existing debt on unfavorable terms or liquidate one or more of our assets to repay such debt at times which may not permit realization of the maximum return on such assets and could result in a loss. The occurrence of either or both of such events could materially and adversely affect our profitability, cash flows and results of operations.

If additional financing is not available when required or is not available on acceptable terms, we may have to scale back our operations, and we may not be able to expand our business, take advantage of business opportunities or respond to competitive pressures, which could negatively impact our revenue and the competitiveness of our services.

Our success is subject to the development of new products and services over time.

Our growth occurs organically and through mergers and acquisitions. Although we develop products in-house by adding new features and improving upon existing technology, we heavily rely on mergers and acquisitions to expand our customer base.

We pursue growth opportunities by acquiring complementary businesses, solutions or technologies through strategic transactions, investments or partnerships. The identification of a suitable acquisition, strategic investment or strategic partnership candidate can be costly and time consuming and can distract our management team from its current operations. If such strategic transactions require us to seek additional debt or equity financing, we may not be able to obtain such financing on terms favorable to us or at all, and such transactions may adversely affect our liquidity and capital structure. Any strategic transaction might not strengthen our competitive position, may increase some of its risks, and may be viewed negatively by our customers, partners or investors.

Even if we successfully complete a strategic transaction, we may not be able to effectively integrate the acquired business, technology, systems, control environment, solutions, personnel or operations into our business. We may experience unexpected changes in how we are required to account for strategic transactions pursuant to GAAP and may not achieve the anticipated benefits of any strategic transaction. We may sustain unexpected costs, claims or liabilities that we incur during the strategic transaction or that we assume from the acquired company, or we may discover adverse conditions post acquisition for which we have limited or no recourse.

We may be unable to successfully close potential acquisitions, or successfully integrate the operations of such target businesses, if acquired, which could have an adverse impact on our business.

Acquisitions have been and are expected to continue to be a critical part of our growth strategy. The travel service industry is highly competitive, and we face competition for acquisition opportunities from many other entities, including financial investors, some of which are significantly larger, have greater resources and lower costs of capital and are well established and have extensive experience in identifying and completing acquisitions. This competitive market for a small number of business opportunities may make it more challenging to identify and successfully capitalize on acquisition opportunities that meet our investment objectives. The identification of suitable acquisition candidates can be difficult, time-consuming and costly, and we may not complete acquisitions successfully that we target in the future. Our business is subject to regulation in the U.S. and the other jurisdictions in which we operate, and any failure to comply with such regulations or any changes in such regulations could adversely affect us. If we cannot identify and purchase a sufficient quantity of profitable businesses at favorable prices, or if we are unable to finance acquisition opportunities on commercially favorable terms, our business, financial condition or results of operations could be materially adversely affected.

Acquisition activity presents certain risks to our business, operations and financial condition, and we may not realize the financial and strategic goals contemplated at the time of a transaction. Our ability to successfully implement our acquisition strategy will depend on our ability to identify, negotiate, complete and integrate acquisitions, and, if necessary, to obtain satisfactory debt or equity financing to fund those acquisitions.

Mergers and acquisitions are inherently risky, and any mergers and acquisitions that we complete may not be successful. The process of integrating an acquired company’s business into our operations and investing in new technologies is challenging and may result in expected or unexpected operating or compliance challenges, which may require significant expenditures and a significant amount of our management’s attention that would otherwise be focused on the ongoing operation of our business. The potential difficulties or risks of integrating an acquired company’s business include the following, among others, which risks can be magnified when one or more integrations are occurring simultaneously or within a small period of time:

•the effect of the acquisition on our financial and strategic positions and our reputation;
•risk that we are unable to obtain the anticipated benefits of the acquisition, including synergies, economies of scale, revenues and cash flow;
•retention risk with respect to key clients, service providers and travel advisors, and challenges in retaining, assimilating and training new employees;
•potential increased expenditure on human resources and related costs;
•retention risk with respect to an acquired company’s key executives and personnel;
•potential disruption to our ongoing business;
•especially high degree of risk for investments in immature businesses with unproven track records and technologies, with the possibility that we may lose the value of our entire investments or incur additional unexpected liabilities;
•risk of entering new jurisdictions and becoming subject to foreign laws and regulations not previously applicable to us;
•potential diversion of cash for an acquisition, ongoing operations or integration activities that would limit other potential uses for cash including IT, infrastructure, marketing and other investments;
•the assumption of known and unknown debt and other liabilities and obligations of the acquired company;
•potential integration risks related to acquisition targets that do not maintain internal controls and policies and procedures over financial reporting as would be required of a public company, which may amplify our risks and liabilities with respect to our ability to maintain appropriate internal controls and procedures;
•inadequacy or ineffectiveness of an acquired company’s disclosure controls and procedures and/or environmental, health and safety, anti-corruption, human resources or other policies and practices;
•challenges in reconciling accounting issues, especially if an acquired company utilizes accounting principles different from those that we use; and
•challenges in complying with newly applicable laws and regulations, including obtaining or retaining required approvals, licenses and permits.

We anticipate that any future acquisitions we may pursue as part of our business strategy may be partially financed through additional debt or equity. If new debt is added to current debt levels, or if we incur other liabilities, including contingent liabilities, in connection with an acquisition, the debt or liabilities could impose additional constraints and requirements on our business and operations, which could materially adversely affect our financial condition and results of operations. If we are not able to obtain such necessary financing, it could have an impact on our ability to consummate a substantial acquisition and execute our growth strategy.

Any due diligence conducted by us in connection with potential future acquisitions may not reveal all relevant considerations or liabilities of the target business, which could have a material adverse effect on our financial condition or results of operations.

We intend to conduct such due diligence as we deem reasonably practicable and appropriate based on the facts and circumstances applicable to any potential acquisition. The objective of the due diligence process will be to identify material issues which may affect our decision to proceed with any one particular acquisition target or the consideration payable for an acquisition. We also intend to use information revealed during the due diligence process to formulate our business and operational planning for, our valuation of and integration planning for, any target company or business. While conducting due diligence and assessing a potential acquisition, we may rely on publicly available information, if any, information provided by the relevant target company to the extent such company is willing or able to provide such information and, in some circumstances, third party investigations. We cannot assure you that the due diligence undertaken with respect to a potential acquisition will reveal all relevant facts that may be necessary to evaluate such acquisition or to formulate a business strategy. Furthermore, the information provided during due diligence may be incomplete, inadequate or inaccurate. As part of the due diligence process, we will also make subjective judgments regarding the results of operations, financial condition and prospects of a potential opportunity. If the due diligence investigation fails to correctly identify material issues and liabilities that may be present in a target company or business, or if we consider such material risks to be commercially acceptable relative to the opportunity, and we proceed with an acquisition, we may subsequently incur substantial impairment charges or other losses.
Risks Related to Intellectual Property, Information Technology, Data Security and Privacy

If we fail to develop new and innovative technologies or enhance our existing technologies and grow our systems and infrastructure in response to changing client demands and rapid technological change, our business may suffer.

The travel industry is subject to changing client preferences and demands relating to travel and travel- related services, including in response to constant and rapid technological change. These characteristics are changing at an even greater pace as travel providers seek to address client needs and preferences resulting from the COVID-19 pandemic. If we are unable to develop or enhance technology in response to such changes, products or technologies offered or developed by our competitors may render our services less attractive to travelers.

Our ability to provide best-in-class service to our travelers depends upon the use of sophisticated information technologies and systems, including technologies and systems used for reservation systems, communications, procurement and administrative systems. As our operations grow in both size and scope, we continuously need to improve and upgrade our systems and infrastructure to offer and provide support for an increasing number of travelers and travel providers enhanced products, services, features and functionality, while maintaining the reliability and integrity of our systems and infrastructure. We may fail to effectively scale and grow our systems and infrastructure to accommodate these increased demands. Further, our systems and infrastructure may not be adequately designed with the necessary reliability and redundancy to avoid performance delays or outages that could be harmful to our business, or could contain errors, bugs or vulnerabilities.

Our future success also depends on our ability to understand, adapt and respond to rapidly changing technologies in the travel industry that will allow us to address evolving industry standards and to improve the breadth, diversity and reliability of our services. For example, technological platforms that include the use of artificial intelligence (“AI”) to analyze known traveler data and preferences to develop a tailored travel plan are being developed. As they are in the early stages, we must understand and respond to the potential impacts of such technology. We may not be successful, or may be less successful than our current or new competitors, in developing such technology, which would negatively impact our business and financial performance.

If we are not able to maintain existing systems, obtain new technologies and systems, or replace or introduce new technologies and systems as quickly as our competitors or in a cost-effective manner, our business and operations could be materially adversely affected. Also, we may not achieve the benefits anticipated or required from any new technology or system or be able to devote financial resources to new technologies and systems in the future.

Cybersecurity attacks or security breaches could adversely affect our ability to operate, could result in personal information and our proprietary information being lost, stolen, made inaccessible, improperly disclosed or misappropriated and may cause us to be held liable or subject to regulatory’ penalties and sanctions and to litigation (including class action litigation), which could have a material adverse effect on our reputation and business.

We, and our travel suppliers and third party service providers on our behalf, collect, use and transmit a large volume of personal information, which pose a tempting target for malicious actors who may seek to carry out cyber-attacks against us or our suppliers or service providers. The secure transmission of client information over the internet is essential in maintaining the confidence of travel suppliers and travelers. Substantial or ongoing data security breaches or cyber-attacks, whether instigated internally or externally on our system or other internet-based systems, expose us to a significant risk of loss, theft, the rendering inaccessible, improper disclosure or misappropriation of this information, and resulting regulatory actions, litigation (including class action litigation) and potential liability, damages and regulatory fines and penalties, and other related costs (including in connection with our investigation and remediation efforts), which could significantly affect our reputation and harm our business. Further, some of our third party service providers, travel suppliers and other third parties may receive or store information, including client information provided by us. Our travel suppliers currently require most travelers to pay for their transactions with their credit card, especially in the U.S. Increasingly sophisticated technological capabilities pose greater cybersecurity threats and could result in a cyber-attack or a compromise or breach of the technology that we use to protect client transaction data.

We incur material expense to protect against cyber-attacks and security breaches and their consequences, and we may need to increase our security-related expenditures to maintain or increase our systems’ security in the future. However, despite these efforts, our security measures may not prevent cyber-attacks or data security breaches from occurring, and we may ultimately fail to detect, or accurately assess the severity of, a cyber-attack or security breach or not respond quickly enough. In addition, to the extent we experience a cyber-attack or security breach, we may be unsuccessful in implementing remediation plans to address exposure and future harms. It is possible that computer circumvention capabilities, new discoveries or advances or other developments, which change frequently and often are not recognized until launched against a target, could result in a compromise or breach of client data, even if we take all reasonable precautions, including to the extent required by law. These risks are likely to increase as we expand our offerings, expand internationally, integrate our products and services, and store and process more data, including personal information and other sensitive data. Further, if any of our third party service providers, travel suppliers or other third parties with whom we share client data fail to implement adequate data-security practices or fail to comply with our terms and policies or otherwise suffer a network or other security breach, our clients’ information may be improperly accessed, used or disclosed. We maintain a comprehensive portfolio of insurance policies to meet both our legal obligations and to cover perceived risks within our business, including those related to cybersecurity. We believe that our coverage and the deductibles under these policies are adequate for the risks that we face.

If a party (whether internal, external, an affiliate or unrelated third party) is able to circumvent our data security systems or those of the third parties with whom we share client information or engage in cyber-attacks, such cyber-attacks or data breaches could result in such party obtaining our proprietary information, the loss, theft or inaccessibility of, unauthorized access to, or improper use or disclosure of, our clients’ data and/or significant interruptions in our operations. Cyber-attacks and security breaches could also result in severe damage to our IT infrastructure, including damage that could impair our ability to offer our services. In addition, cyber-attacks or security breaches could result in negative publicity, damage our reputation, divert management’s time and attention, increase our expenditure on cybersecurity measures, expose us to risk of loss or litigation and possible liability, subject us to regulatory penalties and sanctions (and lead to further enhanced regulatory oversight), or cause travelers and potential travel suppliers to lose confidence in our security and choose to use the services of our competitors, any of which would have a material adverse effect on our brands, market share, results of operations and financial condition.

Third parties may claim that the operation of our business infringes on their intellectual proprietary rights. These claims could be costly to defend, result in injunctions and significant damage awards and limit our ability to use key technologies in the future (or require us to implement workarounds), which may cause us to incur significant costs, prevent us from commercializing our products and services or otherwise have a material adverse effect on our business.

In recent years, in the markets in which we operate, there has been considerable patent, copyright, trademark, domain name, trade secret and other intellectual property development activity, as well as litigation, based on allegations of infringement, misappropriation or other violations of intellectual property. Furthermore, individuals and groups can purchase patents and other intellectual property assets for the purpose of making claims of infringement to extract settlements from companies like ours. We may be subject to claims of alleged infringement, misappropriation or other violation of the intellectual property rights of our competitors or other third parties in the operation of our businesses, including for our use of third party intellectual property rights or our internally developed or acquired intellectual property, technologies and content. We cannot guarantee we have not, do not or will not infringe, misappropriate or otherwise violate the intellectual property rights of others. If we were to discover that our products or services infringe, misappropriate or otherwise violate the intellectual property rights of others, we may need to obtain licenses or implement workarounds that could be costly. We may not be able to obtain the necessary licenses on acceptable terms, or at all, or be able to implement workarounds successfully. Moreover, if we are sued for infringement, misappropriation or other violation of a third party’s intellectual property rights and such claims are successfully asserted against us, we could be required to pay substantial damages or ongoing royalty payments or to indemnify our licensees, or could be enjoined from offering our products or services or using certain technologies or otherwise be subject to other unfavorable circumstances. Accordingly, our exposure to damages resulting from such claims could increase and this could further exhaust our financial and management resources. Further, during the course of any litigation, we may make announcements regarding the results of hearings and motions, and other interim developments. If securities analysts and investors regard these announcements as negative, the market price of our Common Stock may decline. Even if intellectual property claims do not result in litigation or are resolved in our favor, these claims (regardless of their merit) and the time and resources necessary to resolve them, could divert the resources of our management and require significant expenditures. Any of the foregoing could prevent us from competing effectively and could have an adverse effect on our business, operating results, and financial condition.

Our failure to adequately protect our intellectual property may negatively impact our ability to compete effectively against competitors in our industry.

Our success and ability to compete depend, in part, upon our intellectual property, including our brands, technology and database. In the U.S. and other jurisdictions, we rely on a combination of copyright, trademark, patent, and trade secret laws, as well as license and confidentiality agreements and internal policies and procedures to protect our intellectual property. Even with these precautions, however, it may be possible for another party to infringe, copy or otherwise obtain and use our owned or licensed intellectual property without our authorization or to develop similar intellectual property independently, particularly in those countries where effective trademark, domain name, copyright, patent and trade secret protection may not be available. Even where effective protection is available, policing unauthorized use of our intellectual property is difficult and expensive. If it becomes necessary for us to litigate to protect these rights, any proceedings could be burdensome and costly, could result in counterclaims challenging our ownership of intellectual property or its validity or enforceability or accusing us of infringement, and we may not prevail. We cannot be certain that the steps that we have taken or will take in the future will prevent misappropriation or infringement of intellectual property used in our business. Unauthorized use and misuse of our intellectual property or intellectual property we otherwise have the rights to use could reduce or eliminate any competitive advantage we have developed, potentially causing us to lose sales or actual or potential clients, or otherwise harm our business, resulting in a material adverse effect on our business, financial condition or results of operations, and we cannot assure you that legal remedies would adequately compensate us for the damage caused by unauthorized use.

Any significant IT systems-related failures, interruptions or security breaches or any undetected errors or design faults in IT systems could result in limited capacity, reduced demand, processing delays, privacy risks and loss of customers, suppliers or marketplace merchants and a reduction of commercial activity.

We rely on IT systems to service our clients and enable transactions to be processed on our platforms.

If we are unable to maintain and improve our IT systems and infrastructure, this may result in system interruptions, defects and slowdowns. In the event of system interruptions and/or slow delivery times, prolonged or frequent service outages or insufficient capacity that impedes us from efficiently providing services to travelers, we may lose travelers and revenue or incur liabilities. Further, errors, bugs, vulnerabilities, design defects, or technical limitations within our IT systems may lead to negative experiences for our clients, compromised ability to perform services in a manner consistent with our terms, contracts, or policies, delayed product introductions or enhancements, compromised ability to protect the data of our users, other clients, employees and business partners and/or our intellectual property or other data, or reductions in our ability to provide some or all of our services. Our IT systems are vulnerable to damage, interruption or fraudulent activity from various causes, any of which could have a material adverse impact on our business, financial condition or results from operations including:

•power losses, computer systems defects or failure, errors, bugs or vulnerabilities, computer viruses and other contaminants, internet and telecommunications or data network failures, losses and corruption of data and similar events;
•operator error, penetration by individuals seeking to disrupt operations, misappropriate information or perpetrate fraudulent activity and other physical or electronic breaches of security;
•the failure of third-party software, systems or services that we rely upon to maintain our own operations;
•lack of cloud computing capabilities and other technical limitations; and
•natural disasters, fires, pandemics, wars and acts of terrorism.

In addition, we are dependent upon software, equipment and services provided and/or managed by third parties in the operation of our business. We currently rely on a variety of third party systems, service providers and software companies, including GDSs and other electronic central reservation systems used by airlines, various channel managing systems and reservation systems used by other travel suppliers, as well as other technologies used by payment gateway providers. In particular, we rely on third parties for:

•the hosting of our websites;
•the hosting of websites of our travel suppliers, which we may rely on;
•certain software underlying our technology platform;
•transportation ticketing agencies to issue transportation tickets and travel assistance products, confirmations and deliveries;
•assistance in conducting searches for airfares and to process air ticket bookings;
•processing hotel reservations for hotels not connected to our management systems;

•processing credit card, debit card and net banking payments;
•providing computer infrastructure critical to our business;
•providing after hours travel management services; and
•providing client relationship management services.

Any disruption or failure in the software, equipment and services provided and/or managed by these third parties, or errors, bugs or vulnerabilities, could result in performance delays, outages or security breaches that could be harmful to our business. Generally, our third party IT service providers have disaster recovery and business continuity plans relating to the services provided to us. However, if certain system failures occur, we may not be able to switch to back-up systems immediately, and the time to fully recover could be prolonged.

In the event that the performance of such software, equipment or services provided and/or managed by third parties deteriorates or our arrangements with any of these third parties related to the provision and/or management of software, equipment or services are terminated, we may not be able to find alternative services, equipment or software on a timely basis, on commercially reasonable terms, or at all. Even if we are able to find alternative services, equipment or software, we may not be able to do so without significant cost or disruptions to our business, and our relationships with our travelers may be adversely impacted. Our failure to secure agreements with such third parties, or the failure of such third parties to perform under such agreements, may have a material adverse effect on our business, financial condition or results of operations.

We may have inadequate insurance coverage or insurance limits to compensate for losses from a major interruption, and remediation may be costly and have a material adverse effect on our operating results and financial condition. Any extended interruption or degradation in our technologies or systems could significantly curtail our ability to conduct our business and generate revenue.

There are various risks associated with the facilitation of payments from consumers, including risks related to fraud, compliance with evolving rules and regulations and reliance on third parties.

Our results have been and will likely continue to be negatively impacted by consumer purchases made using fraudulent credit cards, claims the consumer did not authorize the purchase or consumers who have closed bank accounts or have insufficient funds in their bank accounts to satisfy payments. We may be held liable for accepting fraudulent credit cards on our platforms or in connection with other fraudulent transactions on our platforms, as well as other payment disputes with consumers. Accordingly, we calculate and record an allowance for the resulting chargebacks. We must also continually implement and evolve measures to detect and reduce the risk of fraud, in particular as these methods become increasingly sophisticated. If we are unable to successfully combat the use of fraudulent credit cards on our platforms, our business, profit margins, results of operations and financial condition could be materially adversely affected.

We believe that an important component of our future success will be our ability to offer consumers their preferred method of payment in the most efficient manner on all our platforms, and as a result, we are processing more of our transactions on a merchant basis where we facilitate payments from travelers through the use of credit cards and other payment methods (such as PayPal, Alipay, Paytm and WeChat Pay). While processing transactions on a merchant basis allows us to process transactions for properties that do not otherwise accept credit cards and to increase our ability to offer a variety of payment methods and flexible transaction terms to consumers, we incur additional payment processing costs (which are typically higher for foreign currency transactions) and other costs related to these transactions, such as costs related to fraudulent payments and transactions and fraud detection. As we expand our payments services to consumers and business partners, in addition to the revenues from these transactions, we may experience a significant increase in these costs, and our results of operations and profit margins could be materially adversely affected, in particular if we experience a significant increase in non-variable costs related to fraudulent payments and transactions.

As a greater percentage of our transactions involve us processing payments, our global systems and processes must be managed on a larger scale, which adds complexity, administrative burdens and costs, and increases the demands on our systems and controls, which could adversely affect our results of operations. In addition, as our payment processing activities continue to develop, we expect to be subject to additional regulations, including financial services regulations, which we expect to result in increased compliance costs and complexities, including those associated with the implementation of new or advanced internal controls. For example, the European Union's ("EU") Payment Services Directive 2 has further complicated the authentication process for accepting credit cards. As a result of this directive, payments made on our platforms by consumers in the European Economic Area are subject to Strong Customer Authentication, which requires the consumer to engage in additional steps to authenticate their transaction. This new requirement could cause consumer transactions to take longer to process or otherwise inconvenience the consumer, which could result in consumers choosing not to utilize our platforms as often or at all. The implementation of this process has resulted and may continue to result in increased compliance costs and administrative burdens for us.

Other new or expanded regulations that could apply to us as our payments activities evolve include those relating to money transmission licenses, anti-money laundering, card scheme associations, sanctions, banking, privacy and security of our processes, among others. Compliance with this changing regulatory environment creates significant additional compliance costs and burdens, and it could lead us to modify our business plans or operations, any of which could negatively impact our business, results of operations and profit margins.

We are also subject to payment card association rules and obligations under our contracts with the card schemes and our payment card processors, including the Payment Card Industry Data Security Standard (the “Standard”). Under the Standard and these association rules and obligations, if information is compromised, we could be liable to payment card issuers for associated expenses and penalties, and in some cases, we could be restricted in our ability to accept payment cards. Under certain circumstances in our agreements with the card schemes and in relation to the Standard, we are also subject to periodic audits, self-assessments and other assessments of our compliance with the rules and obligations of the payment card associations and the Standard, which could result in additional expenses and administrative burdens. In addition, if we fail to follow payment card industry security standards, even if no consumer information is compromised, we could incur significant fines or experience a significant increase in payment card transaction costs. Additionally, compliance with the Standard may not prevent all security incidents. If we are fined or required to pay additional processing fees, or if our ability to accept payment cards is restricted in any way as a result of our failure to comply with these payment card industry rules, or otherwise, it could adversely impact our business, results of operations and profit margins.
We rely on banks, card schemes and other payment processors to execute certain components of the payments process. We generally pay these third parties interchange fees and other processing and gateway fees to help facilitate payments from consumers to travel service providers. As a result, if we are unable to maintain our relationships with these third parties on favorable terms, or if these fees are increased for any reason, our profit margin, business and results of operations could be harmed. Additionally, if these third parties experience service disruptions or if they cease operations (whether as a result of the COVID-19 pandemic or otherwise), consumers and travel service providers could have difficulty making or receiving payments, which could adversely impact our reputation, business and results of operations.

In addition, in the event that one of our major travel service providers voluntarily or involuntarily declares bankruptcy or otherwise ceases or limits operations, we could experience an increase in chargebacks from customers with travel reservations with such travel service provider, and we could experience financial loss from certain prepayments made to such travel service provider if we are not able to recover the prepayment. The COVID-19 pandemic and its resulting impact on travel demand, the travel industry and the economy increases the risk of insolvency or disruption to the ability of our travel service providers to provide services, and in some cases, has already resulted in the insolvency or closure of travel service providers. As a result, if one of our major travel service providers declares bankruptcy or ceases or limits operations, or if many travel service providers declare bankruptcy or cease or limit operations, it could adversely impact our business and results of operations.

Our use of “open source” software could adversely affect our ability to protect our proprietary software and subject us to possible litigation.

We use open source software in connection with our software development. From time to time, companies that use open source software have faced claims challenging the use of open source software and/or demanding compliance with open source license terms. We could be subject to suits by parties claiming ownership of what we believe to be open source software, or claiming non-compliance with open source licensing terms. Some open source licenses require licensees who distribute software containing, linking to or derived from open source software to make publicly available the source code of such distributed software, which in some circumstances could be valuable proprietary code, license our software for free or permit others to make derivative works based on such software. While we have implemented policies to ensure that no open source software is used in a manner that would require us to disclose our proprietary source code, license our software for free or permit others to make derivative works based on it, there can be no guarantee that such use could not inadvertently occur. Any requirement to disclose our proprietary source code, license it for free or license it for purposes of making derivative works, and any requirement to pay damages for breach of contract and/or intellectual property infringement may have a material adverse effect on our business, results of operations or financial condition, and could help our competitors develop services that are similar to or better than ours.

Our processing, storage, use and disclosure of personal data, including of travelers and our employees, exposes us to risks stemming from possible failure to comply with governmental law and regulation and other legal obligations.

In our processing of travel transactions, we or our travel suppliers and third party service providers collect, use, analyze and transmit a large volume of personal information. There are numerous laws with a significant impact on our operations regarding privacy, cyber security and the storage, sharing, use, analysis, processing, transfer, disclosure and protection of personal information and consumer data, the scope of which are changing, subject to differing interpretations, and may be inconsistent between states within a country or between countries. For example, the EU's General Data Protection Regulation ("GDPR"), became effective on May 25, 2018, and has resulted and will continue to result in significantly greater compliance burdens and costs for companies with users and operations in the EU. The GDPR imposes numerous technical and operational obligations on processors and controllers of personal data and provides numerous protections for individuals in the European Free Trade Association ("EFTA"), including, but not limited to, notification requirements for data breaches, the right to access personal information and the right to delete personal information. The GDPR provides data protection authorities with enforcement powers which include the ability to restrict processing activities and impose fines of up to 20 million Euros or up to 4% of the annual global turnover of the infringer, whichever is greater. In addition, the GDPR imposes strict rules on the transfer of personal data out of the EFTA to a “third country,” including the U.S. (and, pending a potential adequacy decision by the European Data Protection Board, the United Kingdom ("UK"), as further discussed below). These obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other requirements or our practices.

Additionally, the UK’s exit from the EU has created uncertainty with regard to the regulation of data protection in the UK. The UK Data Protection Act contains provisions, including its own derogations, for how the GDPR is applied in the UK. The UK Data Protection Act has been enacted alongside the UK GDPR. From the beginning of 2021 (when the transitional period following Brexit expired), we have been required to continue to comply with GDPR and also the UK Data Protection Act and the UK GDPR, under which our applicable entities may be subject to fines for non-compliance that are of the same amount as provided for in the GDPR. The relationship between the UK and the EFTA remains uncertain, including, for example, the role of the UK’s supervisory authority and how data transfers between the UK and the EFTA and other jurisdictions will be treated. In February 2021, the European Commission proposed to issue the UK with an “adequacy” decision to facilitate the continued free flow of personal data from the EFTA member states to the UK. This decision is subject to the review and/or approval of the European Data Protection Board and a committee composed of EFTA member state representatives. More recently, in May 2021, the European Parliament issued a resolution asking the Commission to modify its draft decisions on whether or not the UK data protection is adequate and personal data can safely be transferred there. Accordingly, the UK currently remains a “third country” for the purposes of data transfers from the EU to the UK following the expiration of the personal data transfer grace period (from January 1, 2021) set out in the EU and UK Trade and Cooperation Agreement, unless the adequacy decision is adopted in favor of the UK. If an adequacy decision is not adopted in respect of the personal data transfers between the EU and the UK, then alternative contractual measures to transfer data to the UK from the EU will need to be implemented.

These changes will increase our overall risk exposure, and we may also incur costs to comply with any new requirements and restrictions for data transfers.

Further, we are subject to evolving laws and regulations that dictate whether, how, and under what circumstances we can transfer, process and/or receive personal data. For example, in July 2020, the Court of Justice of the European Union ("CJEU") invalidated the “EU-US Privacy Shield,” a framework for transfers of personal data from the European Economic Area to the United States. While the same CJEU decision considered and left intact the Standard Contractual Clauses ("SCCs"), another mechanism to safeguard data transfers from the EU to third countries, including the U.S., reliance on SCCs is subject to enhanced due diligence on the data importer’s national laws, according to the CJEU. Additional measures may have to accompany the SCCs for a transfer to be compliant. If a new transatlantic data transfer framework is not adopted and we are unable to continue to rely on SCCs or validly rely upon other alternative means of data transfers from the European Economic Area or the UK to the U.S. and other countries where safeguards for transfers of personal data are required under the GDPR (and UK GDPR), we may be unable to operate material portions of our business in the European Economic Area or the United Kingdom as a result of the CJEU’s ruling and related guidance of competent European and national agencies, which would materially and adversely affect our business, financial condition, and results of operations. Additionally, if we are restricted from sharing data among our products and services, or if we are restricted from sharing data with our travel suppliers and third-party service providers, it could affect our ability to provide our services or the manner in which we provide our services. Our current data transfer practices may also be more closely reviewed by supervisory authorities and could become subject to private actions.

In the U.S., the California Consumer Privacy Act ("CCPA") became effective on January 1, 2020, and limits how we may collect and use personal information, including by requiring companies that process information relating to California residents to make disclosures to consumers about their data collection, use and sharing practices, provide consumers with rights to know and delete personal information and allow consumers to opt out of certain data sharing with third parties. The CCPA also creates an expanded definition of personal information, imposes special rules on the collection of consumer data from minors, and provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase the likelihood and cost of data breach litigation. The potential effects of this legislation are far-reaching and may require us to modify our data processing practices and policies and incur substantial costs and expenses in compliance and potential ligation efforts. Further, the California Privacy Rights Act ("CPRA"), which will go into effect in 2023, creates certain additional rights for California residents. For example, the CPRA creates the new category of “sensitive personal information,” which covers data types such as precise geolocation information, biometric information, race and ethnicity, and information regarding sex life or sexual orientation. The CPRA also creates new rights for California residents to direct a business to limit the use and disclosure of such information to that which is necessary to perform the services reasonably expected by the consumer and to request that a company correct inaccurate personal information that is retained by it. The Virginia Consumer Data Protection Act, which will go into effect in 2023, gives new data protection rights to Virginia residents and imposes additional obligations on controllers and processors of consumer data similar to the CCPA and CPRA. Other states have signed into law or are considering legislation governing the handling of personal data, indicating a trend toward more stringent privacy legislation in the U.S. In addition to the existing framework of data privacy laws and regulations, the U.S. Congress, U.S. state legislatures and many states and countries outside the U.S. are considering new privacy and security requirements that would apply to our business. Compliance with current or future privacy, cyber security, data protection, data governance, account access and information and cyber security laws requires ongoing investment in systems, policies and personnel and will continue to impact our business in the future by increasing our legal, operational and compliance costs and could significantly curtail our collection, use, analysis, sharing, retention and safeguarding of personal information and restrict our ability to fully maximize our closed-loop capability, deploy data analytics or Al technology or provide certain products and services, which could materially and adversely affect our profitability. We or our third-party service providers could be adversely affected if legislation or regulations are expanded to require changes in our or our third-party service providers’ business practices or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our or our third-party service providers’ business, results of operations or financial condition.

We are subject to payment-related risks.

As a merchant that processes and accepts cards for payment, we have adopted and implemented internal controls over the use, storage and security of card data pursuant to the Payment Card Industry Data Security Standards ("PCI-DSS"). We assess our compliance with the PCI-DSS rules on a periodic basis and make necessary improvements to our internal controls. If we fail to comply with these rules or requirements, we may be liable for card issuing banks’ costs, subject to fines and higher transaction fees, and lose our ability to accept credit and debit card payments from our clients, or facilitate other types of online payments, and our business and operating results could be adversely affected. For existing and future payment options we offer to both our corporate clients and travel suppliers, we may become subject to additional regulations and compliance requirements, including obligations to implement enhanced authentication processes, which could result in significant costs to us and our travel suppliers and reduce the ease of use of our payments options.

While we have taken steps to comply with privacy, cyber security, data protection, data governance, account access and information and cyber security laws and PCI-DSS, any failure or perceived failure by us, our third party service providers, our independent travel advisors or our partners or affiliates to comply with the privacy policies, privacy- or cyber security-related obligations to travelers or other third parties, or privacy- or cybersecurity-related legal obligations could result in potentially significant regulatory and/or governmental investigations and/or actions, litigation, fines, sanctions, monetary penalties and damages, ongoing regulatory monitoring and increased regulatory scrutiny, client attrition, diversion of our management’s time and attention, decreases in the use or acceptance of our cards and damage to our reputation and our brand, all of which could have a material adverse effect on our business and financial performance. In recent years, there has been increasing regulatory enforcement and litigation activity in the areas of privacy, data protection and information and cyber security in the U.S., the EU and various other countries in which we operate.

Risks Related to Government Regulation, Tax and Litigation Matters

We may be unable to prevent unlawful or fraudulent activities in our operations, and we could be liable for such fraudulent or unlawful activities.

We are operating in a transitional period in which we are going from a private to public company, and we are learning how to meet internal control needs at the same time. As a newly public company, there is a risk that our internal controls over fraudulent or unlawful activities may not be wholly sufficient. For example, in 2017, the then-CFO of Rocketrip committed fraud by embezzling approximately $110,000 from Rocketrip by making payments to a fake vendor. Also, the former CFO of HariWorld Travel personally collected certain accounts receivable and did not return such collections to Mondee.

We also may acquire companies where fraud may have taken place, which could make us liable for such activities. Please see Risk Factor titled “Any due diligence conducted by us in connection with potential future acquisitions may not reveal all relevant considerations or liabilities of the target business, which could have a material adverse effect on our financial condition or results of operations” for further information.

We are subject to taxes in many jurisdictions globally.

We are subject to a variety of taxes in many jurisdictions globally, including the United States, India, Thailand and Canada. We are also subject to income and non-income taxes in the United States at the federal, state and local levels, and in many other countries. Significant judgment is required in determining its worldwide provision for taxes.

In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We operate in numerous countries where its tax returns are subject to audit and adjustment by local tax authorities. Because we operate globally, the nature of the uncertain tax positions is often very complex and subject to change, and the amounts at issue can be substantial. It is inherently difficult and subjective to estimate such amounts, as we have to determine the probability of various possible outcomes. We re-evaluate uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity. Although we believe our tax estimates are reasonable, the final determination of tax audits could be materially different from its historical tax provisions and accruals. Our effective tax rate may change from year to year based on changes in the mix of activities and income allocated or earned among various jurisdictions, tax laws in these jurisdictions, tax treaties between countries, its eligibility for benefits under those tax treaties, and the estimated values of deferred tax assets and liabilities. Such changes could result in an increase in the effective tax rate applicable to all or a portion of our income, which would reduce our profitability.
We establish reserves for our potential liability for U.S. and non-U.S. taxes, including sales, occupancy and value-added taxes, consistent with applicable accounting principles and in light of all current facts and circumstances. These reserves represent our best estimate of its contingent liability for taxes. The interpretation of tax laws and the determination of any potential liability under those laws are complex, and the amount of our liability may exceed our established reserves.

New tax laws, statutes, rules, regulations or ordinances could be enacted at any time and existing tax laws, statutes, rules, regulations and ordinances could be interpreted, changed, modified or applied adversely to us. These events could require us to pay additional tax amounts on a prospective or retroactive basis, as well as require us to pay fees, penalties or interest for past amounts deemed to be due. New, changed, modified or newly interpreted or applied laws could also increase its compliance, operating and other costs, as well as the costs of our products and services. For example, on December 22, 2017, the Tax Cuts and Jobs Act ("TCJA"), was signed into law. The TCJA contains significant changes to the U.S. corporate income tax system, including a reduction of the federal corporate income tax rate from 35% to 21%, a limitation of the tax deduction for interest expense to 30% of adjusted taxable income (as defined in the TCJA), base erosion provisions related to intercompany foreign payments and global low-taxed income, a one-time taxation of offshore earnings at reduced rates in connection with the transition of U.S. international taxation from a worldwide tax system to a partially territorial tax system, the elimination of U.S. tax on foreign earnings (subject to certain important exceptions), and the modification or repeal of many business deductions and credits. It is possible that U.S. tax law will be further modified by the Biden administration by increasing corporate tax rates, eliminating or modifying some of the provisions enacted in the TCJA or other changes that could have an adverse effect on our operations, cash flows and results of operations and contribute to overall market volatility.

Application of existing tax laws, rules or regulations are subject to interpretation by taxing authorities.

The application of domestic and international income and non-income tax laws, rules and regulations to our historical and new products and services is subject to interpretation by the relevant taxing authorities. Given a focus on revenue generation, taxing authorities have become more aggressive in their enforcement of such laws, rules and regulations, resulting in increased audit activity and audit assessments and legislation, including new taxes on our technology platform and digital services. As such, potential tax liabilities may exceed our current tax reserves or may require us to modify its business practices and incur additional cost to comply, any of which may have a material adverse effect on our business.

The enactment of legislation implementing changes in taxation of domestic or international business activities, the adoption of other corporate tax reform policies, or changes in tax legislation or policies could materially affect our financial position and results of operations.

Many of the statutory laws, rules, and regulations imposing taxes and other obligations were enacted before the growth of the digital economy. Certain jurisdictions have enacted new tax laws, rules, and regulations directed at taxing the digital economy and multi-national businesses. If existing tax laws, rules, or regulations change, by amendment or new legislation, with respect to occupancy tax, sales tax, value-added taxes, goods and services tax, digital services tax, withholding taxes, revenue based taxes, unclaimed property, or other tax laws applicable to the digital economy or multi-national businesses, the result of these changes could increase our tax liabilities. Potential outcomes include, prospectively or retrospectively, additional responsibility to collect and remit indirect taxes, including on behalf of travel suppliers, imposition of interest and penalties, multiple levels of taxation, and an obligation to comply with information reporting laws or regulations requiring us to provide information about travel suppliers, customers, and transactions on our technology platform. The outcome of these changes may have an adverse effect on our business or financial performance. Demand for our products and services may decrease if we pass on such costs to the consumer; tax reporting and compliance obligations may result in increased costs to update or expand our technical or administrative infrastructure, or effectively limit the scope of our business activities if we decide not to conduct business in particular jurisdictions.

Taxing authorities have focused legislative efforts on tax reform, transparency, and base erosion prevention. As a result, policies regarding corporate income and other taxes in various jurisdictions are under heightened scrutiny, and tax reform legislation is being proposed or enacted in several jurisdictions.
In general, changes in tax laws may affect our effective tax rate, increase our tax liabilities and impact the value of deferred tax balances. Since releasing its interim report in 2018, the Organization for Economic Co-operation and Development (“OECD”) has proposed measures to address corporate tax challenges of the digital economy. These measures include “Pillar One and Pillar Two” reports that focus on nexus, profit allocation, and minimum tax proposals. As the OECD continues its evaluation of these proposals, several territories have enacted or proposed measures to impose new digital services taxes on companies. These taxes are incremental to taxes historically incurred by our Company and result in taxation of the same revenue in multiple countries. The enacted and proposed measures may have an adverse effect on our business or financial performance.

Our tax liabilities in the future may also be adversely affected by changes to our operating structure, changes in the mix of revenue and earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax balances or the discontinuance of beneficial tax arrangements in certain jurisdictions. We continue to work with relevant governmental authorities and legislators, as appropriate, to clarify our obligations under existing, new and emerging tax laws, rules and regulations. However, due to the increasing pace of legislative changes and the scale of our business activities, any substantial changes in tax policies, enforcement activities or legislative initiatives may materially and adversely affect our business, the taxes we are required to pay, our financial position and results of operations.

Our business is subject to regulation in the U.S. and the other jurisdictions in which we operate, and any failure to comply with such regulations or any changes in such regulations could adversely affect us.

We are subject to various regulations in the U.S. and the international jurisdictions in which we operate. In addition, we maintain travel licenses and/or registrations in the jurisdictions that require them. We are required to renew our licenses, typically on an annual basis, and to do so, we must satisfy the licensee renewal requirements of each jurisdiction. Failure to satisfy any of the requirements to which our licensed entities are subject could result in a variety of regulatory actions ranging from a fine, a directive requiring remedial action, suspension of a license or, ultimately, revocation of a license.

We are subject to other laws and regulations on matters as diverse as anti-bribery and anti-corruption laws, internal controls over financial reporting, regulation by the U.S. Department of Transportation regarding the provision of air transportation, data privacy and protection, taxation, environmental protection, anti-trust, wage-and-hour standards, headcount reductions and employment and labor relations. In addition, certain of our clients have government contracts that subject them and us to governmental reporting requirements.

Supervision efforts and the enforcement of existing laws and regulations impact the scope and profitability of our existing business activities, limit our ability to pursue certain business opportunities and adopt new technologies, compromise our competitive position, and affect our relationships with partners, merchants, vendors and other third parties. Moreover, regulatory authorities have relatively broad discretion to grant, renew and revoke licenses and approvals and to implement regulations. Accordingly, such regulatory authorities could prevent or temporarily suspend us from carrying on some or all of our activities or otherwise penalize us if our practices were found not to comply with the then current regulatory or licensing requirements or any interpretation of such requirements by the regulatory authority. New laws or regulations could similarly affect our business, increase our costs of doing business and require us to change certain of our business practices and invest significant management attention and resources, all of which could adversely affect our results of operations and financial condition.

If we fail to satisfy regulatory requirements, our financial condition and results of operations could be adversely affected, and we may be restricted in our ability to take certain capital actions (such as declaring dividends or repurchasing outstanding shares) or engage in certain business activities or acquisitions, which could compromise our competitive position.

Our international operations are also subject to local government laws, regulations and procurement policies and practices which may differ from U.S. government regulations. For example, in Europe, computerized reservation systems regulations or interpretations of regulations may:

•increase our cost of doing business or lower our revenue;
•limit our ability to sell marketing data;
•impact relationships with travel agencies, airlines, rail companies, or others, impair the enforceability of existing agreements with travel agencies and other users of our system;
•prohibit or limit us from offering services or products; or
•limit our ability to establish or change fees.

Our business and financial performance could be adversely affected by unfavorable changes in or interpretations of existing laws, rules and regulations or the promulgation of new laws, rules and regulations applicable to us and our businesses, including those relating to travel, the provision of travel packages, the internet and online commerce, internet advertising and price display, consumer protection, licensing and regulations relating to the offer of travel insurance and related products, anti-corruption, anti-trust and competition, economic and trade sanctions, tax, banking, data security, the provision of payment services and privacy. For example, there are, and will likely continue to be, an increasing number of laws and regulations pertaining to the internet and online commerce that may relate to liability for information retrieved from or transmitted over the internet, display of certain taxes and fees, online editorial and user-generated content, user privacy, behavioral targeting and online advertising, taxation, liability for third-party activities and the quality of products and services. Additionally, certain foreign jurisdictions are considering regulations intended to address the issue of “overtourism,” including by restricting access to city centers or popular tourist destinations or limiting accommodation offerings in surrounding areas, such as by restricting the construction of new hotels or the renting of homes or apartments. Such regulations could adversely affect travel to, or our ability to offer accommodations in, such markets, which could negatively impact our business, growth and results of operations. Also, compliance with the European Economic Community (“EEC”) Council Directive on Package Travel, Package Holidays and Package Tours could be costly and complex, and could adversely impact our ability to offer certain packages in the EEC in the future.

Similarly, companies we acquired may not have been subject to U.S. laws until we acquired them. Until we are able to fully integrate our compliance processes into the operations of such acquired companies, we are at risk of the acquired company’s failure to comply with U.S. laws, rules and regulations. Failure by us and our subsidiaries to comply with these laws could subject us to government investigations, civil and criminal penalties and reputational harm, which could have a material adverse effect on our consolidated operating results and financial position. Further, we rely on third parties that we do not control, including travel suppliers, strategic partners, third party service providers and affiliates. If these third parties fail to meet our requirements or standards or the requirements or standards of applicable laws or governmental regulations, it could damage our reputation, make it difficult for us to operate some aspects of our business, or expose us to liability for their actions which could have an adverse impact on our business and financial performance.

We are subject to anti-corruption, anti-money laundering, and economic sanctions laws and regulations in the jurisdictions in which we operate, including the U.S. Foreign Corrupt Practices Act (“FCPA”) and regulations administered and enforced by the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”). Failure to comply with these laws and regulations could negatively impact our business, results of operations and financial condition.

Civil and criminal penalties may be imposed for violations of the FCPA, anti-money laundering laws and regulations, and regulations administered and enforced by OFAC and similar laws and regulations.

Although we have policies in place with respect to compliance with the FCPA and similar laws, anti-money laundering laws and economic sanctions laws and regulations, we cannot assure you that our directors, officers, employees and agents will comply with those laws and our policies, and we may be held responsible for any such non-compliance. If we or our directors or officers violate such laws or other similar laws governing the conduct of our business (including local laws), we or our directors may be subject to criminal and civil penalties or other remedial measures, which could harm our reputation and have a material adverse impact on our business, financial condition and results of operations. Any investigation of any actual or alleged violations of such laws could harm our reputation or have an adverse impact on our business, financial condition and results of operations. The SEC, U.S. Department of Justice (“DOJ”) and OFAC, as well as foreign regulatory authorities, have continued to increase the enforcement of economic sanctions and trade regulations, anti-money laundering, and anti-corruption laws, across industries. As regulations continue to evolve and regulatory oversight continues to increase, we cannot guarantee that our programs and policies will be deemed compliant by all applicable regulatory authorities.
Economic sanctions and embargo laws and regulations, such as those administered and enforced by OFAC, vary in their application, as they do not all apply to the same covered persons or proscribe the same activities, and such sanctions and embargo laws and regulations may be amended or strengthened over time. We cannot assure you that we will be in compliance with such laws, particularly as the scope of certain laws may be unclear and may be subject to changing interpretations.

We may engage with partners and third-party intermediaries to market our services and to obtain necessary permits, licenses, and other regulatory approvals. In addition, we or our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We can be held liable for the corrupt or other illegal activities of these third-party intermediaries, and of its employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize such activities. We cannot provide any assurance that all of our employees and agents will not take actions in violation of its policies and applicable law, for which we may be ultimately held responsible.

In the future, we may acquire companies with business operations outside of the U.S., some of which may not have previously been subject to certain U.S. laws and regulations, including the FCPA, OFAC, or other anti-corruption, anti-money laundering and economic sanctions laws applicable to us. We may be held responsible for any violations of such laws by an acquired company that occurred prior to our acquisition, or subsequent to the acquisition but before we are able to institute our compliance procedures. The process of integrating an acquired company’s business into our operations is challenging, and we may have difficulty in implementing compliance procedures for newly applicable anti-corruption and economic sanctions laws.

Exchange rate fluctuations may negatively affect our results of operations.

Our functional and presentational currency is U.S. dollars and as a result, our consolidated financial statements are reported in U.S. dollars. We have acquired, and may in the future acquire, businesses that denominate their financial information in a currency other than the U.S. dollar and/or conduct operations or make sales in currencies other than U.S. dollars. When consolidating a business that has functional currency other than U.S. dollars, we will be required to translate the balance sheet and operational results of such business into U.S. dollars. Due to the foregoing, changes in exchange rates between U.S. dollars and other currencies could lead to significant changes in our reported financial results from period to period. Among the factors that may affect currency values are trade balances, levels of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation and political or regulatory developments. We currently do not engage in foreign currency hedging activities and although we may seek to manage our foreign exchange exposure, including by active use of hedging and derivative instruments, we cannot assure you that such arrangements will be entered into or available at all times when we wish to use them or that they will be sufficient to cover the risk.

We are and, from time to time we may be, involved in legal proceedings and may experience unfavorable outcomes, which could affect our business and results of operations.

We are, and in the future, may be, subject to material legal proceedings in the course of our business, including, but not limited to, actions relating to contract disputes, business practices, intellectual property and other commercial and tax matters. Such legal proceedings may involve claims for substantial amounts of money or for other relief or might necessitate changes to our business or operations, and the defense of such actions may be both time consuming and expensive. Further, if any such proceedings were to result in an unfavorable outcome, it could result in reputational damage and have a material adverse effect on our business, financial position and results of operations. Insurance may not cover such claims, may not provide sufficient payments to cover all of the costs to resolve one or more such claims and may not continue to be available on terms acceptable to us. A claim brought against us that is uninsured or underinsured could result in unanticipated costs, thereby leading analysts or potential investors to reduce their expectations of our performance, which could reduce the market price of our Common Stock.

Our reported results of operations may be adversely affected by changes in accounting principles generally accepted in the U.S.

Generally accepted accounting principles in the U.S. are subject to interpretation by the Financial Accounting Standards Board, the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. Although we are not aware of any recently issued and not yet effective, or pending accounting standards that may impact us, a change in these principles or interpretations could have a significant effect on our reported results of operations, and may even affect the reporting of transactions completed before the announcement or effectiveness of a change.

Investments in us may be subject to foreign investment screening regulations which may impose conditions or limitations on certain investors.

Many jurisdictions continue to strengthen their foreign direct investment (“FDI”) screening regimes, and investments and transactions may be subject to review by FDI regulators if such investments are perceived to implicate national security policy priorities. Any review and approval of an investment or transaction by an FDI regulator may have outsized impacts on transaction certainty, timing, feasibility, and cost, among other things. FDI regulatory policies and practices are rapidly evolving, and in the event that an FDI regulator reviews the Business Combination, there can be no assurances that the Business Combination will be able to proceed on the terms currently proposed. An FDI regulator may seek to prevent the Business Combination, require the divestiture of some or all of our business operations, impose requirements on the management, control and conduct of our business, or impose limitations or restrictions on, or prohibit, investments by certain investors.

Risks Related to Our Organization and Structure

We currently rely on the “controlled company” exemption under Nasdaq Stock Market Listing Rules, pursuant to which “controlled companies” are exempt from certain corporate governance requirements otherwise applicable under Nasdaq listing rules.

The Nasdaq Stock Market Listing Rules exempt “controlled companies,” or companies of which more than 50% of the voting power is held by an individual, a group or another company, from certain corporate governance requirements. ITHAX relied on the controlled company exemption for certain of the above requirements, including the requirement that director nominees be selected or recommended to the ITHAX board of directors by a majority of its independent directors, or by a nominating committee that is composed entirely of independent directors. In addition, Legacy Mondee beneficially owns, in the aggregate, more than 50% of the combined voting power for the election of our Board. As a result, we will continue be a “controlled company” within the meaning of the Nasdaq listing rules. Accordingly, our stockholders will not be afforded the same protections generally as stockholders of other Nasdaq-listed companies with respect to corporate governance for so long as we rely on these exemptions from the corporate governance requirements.

Investment in new business strategies and acquisitions could disrupt our ongoing business and present risks not originally contemplated.

Our strategy involves evaluating and potentially entering complementary businesses. We have invested, and in the future may invest, in new business strategies and acquisitions. For example, we acquired Rocketrip in 2020 to increase our access to large corporate customers through an incentive platform that reduces corporate travel spending. We also have acquired, and in the future may acquire, businesses similar to those we already operate in an effort to expand our geographic markets, acquire technology or products or to otherwise improve or grow our business. Such endeavors may involve significant risks and uncertainties, including diversion of management’s attention from current operations, greater than expected liabilities and expenses, inadequate return on capital, new risks with which we are not familiar, legal compliance obligations that previously did not apply to us, integration risks and difficulties and unidentified issues not discovered in our investigations and evaluations of those strategies and acquisitions. As a result, entering new businesses involves risks and costs that could, if realized, have an adverse effect on our business, reputation, results of operations, profit margins, cash flows or financial condition, as well as on our ability to achieve the expected benefits of any such investments or acquisitions.

We may decide to make minority investments, including through joint ventures, in which we have limited or no management or operational control. The controlling person in such a case may have business interests, strategies or goals that are inconsistent with ours, and decisions of the entity or venture in which we invested may result in harm to our reputation or business or adversely affect the value of our investment. A substantial portion of our goodwill and intangible assets were acquired in acquisitions. If we determine that any of our goodwill and intangible assets, or any goodwill or intangible assets acquired in future transactions, experiences a decline in value, we may be required to record an impairment which could materially, adversely affect our results of operations. Further, we may issue shares of our Common Stock in these transactions, which could result in dilution to our stockholders.

We may not be able to successfully integrate acquired businesses or combine internal businesses.

The integration of acquired businesses requires significant time and resources, and we may not manage these processes successfully. Further, as our businesses developed, our strategy evolved and market conditions changed, we have integrated businesses that had been managed independently, integrated certain functions across businesses and restructured or ceased operating certain assets or businesses, and we may do so in the future, including through divestitures. These integrations may be of varying degree, depending on many factors such as business compatibility, strategic goals or geographic location, among others. Integrations are complex, often involve additional or unexpected costs and create a variety of issues and risks, including:

•disruption or harm to the businesses involved;
•disruption to our other businesses, including as a result of the need for management to spend time and attention on the integration;

•difficulty combining different company cultures, systems, reporting structures, titles and job descriptions and compensation schemes;
•problems retaining key personnel, in particular at the acquired or integrated company;
•loss of travel service providers or partners of the acquired business; and
•difficulty implementing and maintaining effective controls, procedures and policies.

We may not successfully integrate companies or achieve the strategic, financial or operating objectives of the acquisition or integration, any of which could adversely affect our business, results of operations or the value of our acquisitions.

Delaware law and our Certificate of Incorporation (as defined below) and Bylaws (as defined below) contain certain provisions, including anti-takeover provisions, which limit the ability of stockholders to take certain actions and could delay or discourage takeover attempts that stockholders may consider favorable.

Our amended and restated certificate of incorporation, dated July 18, 2022 (the “Certificate of Incorporation”), our bylaws, adopted July 18, 2022 (the "Bylaws") and the Delaware General Corporation Law ("DGCL"), contain provisions that could have the effect of rendering more difficult, delaying, or preventing an acquisition deemed undesirable by our Board and therefore depress the trading price of our Common Stock. These provisions could also make it difficult for stockholders to take certain actions, including electing directors who are not nominated by the current members of our Board or taking other corporate actions, including effecting changes in our management. Among other things, the Certificate of Incorporation and the Bylaws include provisions regarding:
•the ability of our Board to issue shares of preferred stock, including “blank check” preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;
•the limitation of the liability of, and the indemnification of, our directors and officers;
•removal of the ability of our stockholders to take action by written consent in lieu of a meeting such action has been recommended or approved pursuant to a resolution approved by the affirmative vote of all of our directors then in office;
•the requirement that a special meeting of stockholders may be called only by a majority of the entire Company Board, which could delay the ability of stockholders to force consideration of a proposal or to take action, including the removal of directors;
•controlling the procedures for the conduct and scheduling of board of directors and stockholder meetings;
•the ability of our Board to amend the bylaws, which may allow our Board to take additional actions to prevent an unsolicited takeover and inhibit the ability of an acquirer to amend the bylaws to facilitate an unsolicited takeover attempt; and
•advance notice procedures with which stockholders must comply to nominate candidates to our Board or to propose matters to be acted upon at a stockholders’ meeting, which could preclude stockholders from bringing matters before annual or special meetings of stockholders and delay changes in our Board, and also may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.

These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our Board or management.

Our Certificate of Incorporation designates the Delaware Court of Chancery or the United States federal district courts as the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, stockholders, employees or agents.

Our Certificate of Incorporation, provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall be the sole and exclusive forum for state law claims for (i) any derivative action or proceeding brought on our behalf; (ii) any action asserting a claim of breach of a fiduciary duty owed by any current or former director, officer, employee, agent or stockholder of our Company to us or our stockholders, or any claim for aiding or abetting such an alleged breach; (iii) any action asserting a claim arising pursuant to any provision of the DGCL or the Certificate of Incorporation or the Bylaws, or to interpret, apply, enforce or determine the validity of the Certificate of Incorporation or the Bylaws; (iv) any action asserting a claim against us or any current or former director, officer, employee, agent or stockholder, whether arising under the DGCL, the Certificate of Incorporation or the Bylaws, or such actions as to which the DGCL confer jurisdiction on the Delaware Court of Chancery; or (v) any action asserting a claim against us or any current or former director, officer, employee, agent or stockholder governed by the internal affairs doctrine. The foregoing provisions will not apply to any claims as to which the Delaware Court of Chancery determines that there is an indispensable party not subject to the jurisdiction of such court, which is rested in the exclusive jurisdiction of a court or forum other than such court (including claims arising under the Exchange Act), or for which such court does not have subject matter jurisdiction, or to any claims arising under the Securities Act and, unless we consent in writing to the selection of an alternative forum, the United States District Court for the District of Delaware will be the sole and exclusive forum for resolving any action asserting a claim arising under the Securities Act.

Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules or regulations thereunder. Accordingly, both state and federal courts have jurisdiction to entertain such Securities Act claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, the Certificate of Incorporation provides that, unless we consent in writing to the selection of an alternative forum, United States District Court for the District of Delaware shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. There is uncertainty as to whether a court would enforce the forum provision with respect to claims under the federal securities laws.

This choice of forum provision in our Certificate of Incorporation may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, or other employees, which may discourage lawsuits with respect to such claims. There is uncertainty as to whether a court would enforce such provisions, and the enforceability of similar choice of forum provisions in other companies’ charter documents has been challenged in legal proceedings. It is possible that a court could find these types of provisions to be inapplicable or unenforceable, and if a court were to find the choice of forum provision contained in the Certificate of Incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations and financial condition. Furthermore, investors cannot waive compliance with the federal securities laws and rules and regulations thereunder.

Risks Related to Ownership of Our Common Stock

If we fail to comply with the listing requirements of Nasdaq, we would face possible delisting, which would result in a limited public market for our securities and make obtaining future debt or equity financing more difficult for us.

Our Common Stock is listed on Nasdaq under the symbol “MOND”. Nasdaq may delist our Common Stock from trading on its exchange for failure to meet the continued listing standards.

As previously disclosed in our current report on Form 8-K, filed July 18, 2022, we received written notice (the “Notice”) from the Staff of the Listing Qualifications Department (the “Staff”) of Nasdaq stating that the Staff has determined that we have not complied with the requirements of IM-5101-2 because we did not demonstrate that our Common Stock complies with (a) the minimum 1,100,000 Unrestricted Publicly Held Shares requirement in Listing Rule 5405(a)(2) (the “Unrestricted Publicly Held Shares Requirement”) and (b) the minimum $20 million in Market Value of Unrestricted Publicly Held Shares requirement in Listing Rule 5405(b)(3)(B) (the “Market Value of Unrestricted Publicly Held Shares Requirement” and, together with the Unrestricted Publicly Held Shares Requirement, the “Exchange Requirements”) and (ii) our warrants do not qualify for initial listing since the security underlying the warrant, our Common Stock, does not qualify. The Notice indicated that our Common Stock and warrants would be suspended from Nasdaq on July 27, 2022. We requested a hearing before a Nasdaq hearings panel (the “Panel”) on July 25, 2022, which took place on August 26, 2022. On September 1, 2022, the Panel granted our request for an extension to October 21, 2022 to evidence compliance with all initial listing rules as required under Nasdaq Listing Rule 5405(a), during which extension period our Common Stock and warrants continued to be listed on Nasdaq.

On October 25, 2022, we received formal notice from Nasdaq (the "Nasdaq Determination Letter") indicating that we had demonstrated compliance with all applicable criteria for initial listing on Nasdaq, as set forth in Nasdaq Listing Rule 5405, as required by Nasdaq IM-5101-2. On October 26, 2022, the Staff filed a Form 25-NSE with the SEC to remove our warrants from listing and registration on Nasdaq, notwithstanding the previously issued Nasdaq Determination Letter. While we disagree with Nasdaq's determination to delist the warrants, Nasdaq has broad discretionary authority, under Listing Rule 5100, to delist securities. Our Common Stock remains listed on Nasdaq under the symbol “MOND”.

However, if our Common Stock is delisted from trading on Nasdaq for failure to meet the listing standards, we and our stockholders could face significant adverse consequences including:

•    a limited availability of market quotations for our securities;
•    reduced liquidity for our securities;
•    a determination that our Common Stock is a “penny stock,” which will require brokers trading in our Common Stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
•    a limited amount of news and analyst coverage; and
•    decreased ability to issue additional securities or obtain additional financing in the future.
An active trading market for our Common Stock may never develop or be sustained, which may cause shares of our Common Stock to trade at a discount to the price implied by the Business Combination and make it difficult to sell shares of Common Stock.

Our common Stock is listed under the symbol “MOND” on the Nasdaq. However, we cannot assure you that an active trading market for our Common Stock will develop on that exchange or elsewhere or, if developed, that any market will be sustained. Accordingly, we cannot assure you of the likelihood that an active trading market for our Common Stock will develop or be maintained, the liquidity of any trading market, your ability to sell your shares of Common Stock when desired, or the prices that you may obtain for your shares of Common Stock. Additionally, our Common Stock is unlikely to be eligible to be included in certain stock indices because of our dual class voting structure. For example, certain index providers have announced restrictions on including companies with multiple- class share structures in certain of their indexes. S&P, Dow Jones and FTSE Russell have each announced changes to their eligibility criteria for inclusion of shares of public companies on certain indices, including the S&P 500. These changes exclude companies with multiple classes of shares from being added to these indices.

Certain existing stockholders purchased securities in our Company at a price below the current trading price of such securities, and may experience a positive rate of return based on the current trading price. Future investors in our Company may not experience a similar rate of return.

Certain stockholders in our Company acquired shares of Common Stock or warrants in our Company at prices below the current trading price of our Common Stock, and may experience a positive rate of return based on the current trading price.

Prior to the Business Combination, Legacy Mondee equity holders subscribed for an aggregate of 60,800,000 shares of Common Stock at purchase prices ranging between approximately $3.99 per share and $9.91 per share. In addition, following the consummation of the Business Combination, each ITHAX ordinary share issued and outstanding immediately prior to the Business Combination was automatically canceled and converted into newly issued shares of Common Stock in accordance with the terms of the Business Combination Agreement. ITHAX Acquisition Sponsor, LLC, a Delaware limited liability company (the "Sponsor"), paid an aggregate of $25,000 for the 5,854,700 Class B ordinary shares owned by the Sponsor, its directors and certain other advisors and/or affiliates of the Sponsor to whom the Sponsor has transferred such Class B ordinary shares. Following the Business Combination, each Class B ordinary share was converted on a one-for-one basis to shares of Common Stock. In connection with the PIPE Financing, the PIPE Investors paid $70 million to purchase an aggregate of 7,000,000 shares of Common Stock for $10.00 per share. The Sponsor and Cantor Fitzgerald & Co. paid $6,750,000 in the aggregate to purchase an aggregate of 337,500 private placement warrants, each exercisable to purchase one Class A ordinary share at $11.50, subject to adjustment. In connection with the Business Combination, the 337,500 private placement warrants were exchanged for 337,500 warrants of our Company with an exercise price of $11.50 per share, the exercise of which will result in the issuance of 337,500 shares of Common Stock. On September 13, 2022, the Sponsor dissolved and distributed its shares of Common Stock and warrants to members of the Sponsor on a pro rata basis. On November 10, 2022, the last reported sale price of our shares of Common Stock as reported on Nasdaq was $9.70 per share. Holders of our warrants are less likely to exercise their warrants to the extent that the exercise prices of their warrants exceed the market price of our Common Stock. There is no guarantee that the 1,275,000 Preferred Financing Warrants to purchase our Common Stock, which we issued in connection with the Preferred Financing Transaction, will be in the money prior to their expiration, and as such, the Preferred Financing Warrants may expire worthless. As such, any cash proceeds that we may receive in relation to the exercise of the Preferred Financing Warrants overlying shares being offered for sale in any prospectus we file with the SEC will be dependent on the trading price of our Common Stock.

Given the relatively lower purchase prices that some of our shareholders paid to acquire shares of Common Stock, these stockholders in some instances will earn a positive rate of return on their investment, which may be a significant positive rate of return, depending on the market price of our shares at the time that such stockholders choose to sell their shares of Common Stock. Investors who purchase our shares of Common Stock on the Nasdaq following the Business Combination may not experience a similar rate of return on the securities they purchase due to differences in the purchase prices and the current trading price. Based on the last reported sale price of our Common Stock referenced above and their respective purchase prices, Legacy Mondee equity holders may experience potential profit of up to $5.71 per share.

Concentration of ownership among our executive officers, directors and their respective affiliates may limit other stockholders’ ability to influence corporate matters and delay or prevent a third party from acquiring control over us.

Our executive officers and directors, excluding Prasad Gundumogula, who serves as our Chief Executive Officer, and their respective affiliates beneficially own, in the aggregate, approximately 5% of outstanding Common Stock. Mr. Gundumogula beneficially owns more than 81% of the outstanding shares of Common Stock, which includes shares he is deemed to beneficially own through his control of Legacy Mondee, as well as the 6,000,000 Earn-Out Shares that he received upon the closing of the Business Combination. This significant concentration of ownership may have a negative impact on the trading price for our Common Stock because investors often perceive disadvantages in owning stock in companies where there is a concentration of ownership in a small number of stockholders. In addition, these stockholders will be able to exercise influence over all matters requiring stockholder approval, including the election of directors and approval of corporate transactions, such as a merger or other sale of us or our assets. This concentration of ownership could limit other stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a change in control, including a merger, consolidation or other business combination, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change in control would benefit the other stockholders.

The market price of our Common Stock may be volatile and fluctuate substantially, which could cause the value of your investment to decline.

The trading price of our Common Stock is likely to be volatile and could be subject to fluctuations in response to various factors, some of which are beyond our control. These fluctuations could cause you to lose all or part of your investment in our Common Stock. Factors that could cause fluctuations in the trading price of our Common Stock include the following:

•price and volume fluctuations in the overall stock market from time to time;
•volatility in the trading prices and trading volumes of travel industry stocks;
•changes in operating performance and stock market valuations of other travel companies generally, or those in our industry in particular;
•sales of shares of Common Stock by stockholders or by us;
•failure of securities analysts to maintain coverage of us, changes in financial estimates by securities analysts who follow our company or our failure to meet these estimates or the expectations of investors;
•the financial projections we may provide to the public, any changes in those projections or our failure to meet those projections;
•announcements by us or our competitors of new offerings or platform features;
•the public’s reaction to our press releases, other public announcements and filings with the SEC;
•rumors and market speculation involving us or other companies in our industry;
•actual or anticipated changes in our results of operations or fluctuations in our results of operations;
•the COVID-19 pandemic and its impact on the travel industry;
•actual or anticipated developments in our business, our competitors’ businesses or the competitive landscape generally;
•litigation involving us, our industry or both, or investigations by regulators into our operations or those of our competitors;
•developments or disputes concerning our intellectual property or other proprietary rights;
•announced or completed acquisitions of businesses, services or technologies by us or our competitors;
•new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
•changes in accounting standards, policies, guidelines, interpretations or principles;
•any significant change in our management;
•general economic conditions and slow or negative growth of our markets; and
•other factors described in this “Risk Factors” section.

In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

If securities analysts do not publish research or reports about our business or if they publish negative evaluations of our Common Stock, the market price and trading volume of our Common Stock could decline.

The trading market for our Common Stock will rely, in part, on the research and reports that industry or financial analysts publish about us or our business. We do not currently have, and may never obtain, research coverage by industry or financial analysts. If no, or few, analysts commence coverage of us, the trading price of our Common Stock would likely decrease. Even if we do obtain analyst coverage, if one or more of the analysts covering our business downgrade their evaluations of our Common Stock, the price of our Common Stock could decline. If one or more of these analysts cease to cover our Common Stock, we could lose visibility in the market for the Common Stock, which in turn could cause our stock price to decline.

The Preferred Financing Warrants will become exercisable for our Common Stock, which will increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

As a result of the Preferred Financing Transaction, outstanding Preferred Financing Warrants to purchase an aggregate of 1,275,000 shares of our Common Stock are exercisable in accordance with the terms of that certain Warrant Agreement, dated September 29, 2022, by and between us and Continental Stock Transfer & Trust Company (“Continental”) (the “Preferred Financing Warrant Agreement”), which governs those securities. The Preferred Financing Warrants are exercisable at any time commencing on September 29, 2022 and ending on September 29, 2027 (i.e., the fifth anniversary of the completion of the Preferred Financing Transaction), subject to certain limitations and exceptions. The exercise price of the Preferred Financing Warrants is $11.50 per share. To the extent such Preferred Financing Warrants are exercised, additional shares of Common Stock will be issued, which will result in dilution to the holders of Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such Preferred Financing Warrants may be exercised could adversely affect the market price of Common Stock. However, there is no guarantee that the Preferred Financing Warrants will be in the money prior to their expiration, and as such, the Preferred Financing Warrants may expire worthless.

The exercise price for our Preferred Financing Warrants is $11.50 per share, which exceeds the market price of our Common Stock, which was $9.70 per share based on the last reported sales price of Common Stock on the Nasdaq on November 10, 2022. The likelihood that holders will exercise the Preferred Financing Warrants and any cash proceeds that we would receive upon such exercise is dependent upon the market price of our Common Stock. If the market price for Common Stock is less than $11.50 per share, we believe holders will be unlikely to exercise their Preferred Financing Warrants.

Our Preferred Stock has rights, preferences and privileges that will not be held by, and will be preferential to, the rights of holders of our Common Stock, which could adversely affect our liquidity and financial condition, and may result in the interests of the holders of our Preferred Stock differing from those of the holders of our Common Stock.

Our Preferred Stock ranks senior to shares of our Common Stock with respect to liquidation preferences. Upon any dissolution, liquidation or winding up, whether voluntary or involuntary, holders of our Preferred Stock will be entitled to receive distributions out of our assets in an amount per share equal to $1,000 plus all accrued and unpaid dividends before any distributions shall be made on any shares of our Common Stock.

In addition, holders of our Preferred Stock will be entitled to dividends at a rate equal to SOFR plus 7% per annum (which rate increases to SOFR plus 10.50% per annum beginning on the second anniversary of the consummation of the Preferred Financing Transaction. The preferential rights described above could result in divergent interests between the holders of shares of our Preferred Stock and the holders of our Common Stock.

You may experience future dilution as a result of future equity offerings or if we issue shares subject to options, warrants, stock awards or other arrangements.

In order to raise additional capital, we may in the future offer additional shares of Common Stock or other securities convertible into or exchangeable for Common Stock. We may sell shares or other securities in any other offering at a price per share that is less than the current market price of our securities, and investors purchasing shares or other securities in the future could have rights superior to existing stockholders. The sale of additional shares of Common Stock or other securities convertible into or exchangeable for Common Stock would dilute all of our stockholders, and if such sales of convertible securities into or exchangeable into Common Stock occur at a deemed issuance price that is lower than the current exercise price of our outstanding Preferred Financing Warrants sold to the certain investors (the "Preferred Subscribers") in September 2022, the exercise price for those warrants would adjust downward to the deemed issuance price pursuant to price adjustment protection contained within those warrants.

Risks Related to the Business Combination and our Company

Litigation or legal proceedings could expose us to significant liabilities and have a negative impact on our respective reputations or business, as applicable.

We may become subject to claims, litigation, disputes and other legal proceedings from time to time. We evaluate these claims, litigation, disputes and other legal proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, we may establish reserves, as appropriate. These assessments and estimates are based on the information available to each management team at the time of its respective assessment and involve a significant amount of management judgment. Actual outcomes or losses may differ materially from our assessments and estimates.

Under the terms of its engagement letter with Deutsche Bank (the “DB Engagement Letter”), ITHAX agreed to indemnify and hold harmless and its directors, officers, agents, and employees and each other person, if any, who controls Deutsche Bank, within the meaning of the Securities Act, against any and all claims, losses, damages, liabilities, costs, and expenses as incurred arising related to or arising out of or in connection with, in each case, any actual or proposed transactions giving rise to or contemplated by the DB Engagement Letter or Deutsche Bank’s engagement under the DB Engagement Letter. Accordingly, if any claims, litigation, disputes or other legal proceedings are brought by third parties against Deutsche Bank in relation to the services it provided to ITHAX under any of these agreements, then we may be liable to pay for or reimburse Deutsche Bank for the losses and costs it incurs, unless such claims, losses, damages, liabilities, costs, or expenses arise primarily and directly out of or are based primarily or directly upon any action or failure to act by Deutsche Bank that is found in a final and non-appealable judicial determination by a court of competent jurisdiction (or settlement tantamount thereto) to constitute willful misconduct or gross negligence on the part of such indemnified party.

Even when not merited or whether we ultimately prevail, the defense of these lawsuits may divert management’s attention, and we may incur significant expenses in defending these lawsuits. The results of litigation and other legal proceedings are inherently uncertain, and adverse judgments or settlements in some of these legal disputes may result in adverse monetary damages, penalties or injunctive relief against any us, which could negatively impact any of our financial positions, cash flows or results of operations. An unfavorable outcome of any legal dispute could imply that we would become liable for damages or may have to modify our business model.

Further, any liability or negligence claim against us in U.S. courts may, if successful, result in damages being awarded that contain punitive elements and therefore may significantly exceed the loss or damage suffered by the successful claimant. Any claims or litigation, even if fully indemnified or insured, could damage our reputation and make it more difficult to compete effectively or to obtain adequate insurance in the future. A settlement or an unfavorable outcome in a legal dispute could have an adverse effect on our business, financial condition, results of operations, cash flows and/or prospects.

Furthermore, while we maintain insurance for certain potential liabilities, such insurance does not cover all types and amounts of potential liabilities and is subject to various exclusions as well as caps on amounts recoverable. Even if we believe a claim is covered by insurance, insurers may dispute its entitlement to recovery for a variety of potential reasons, which may affect the timing and, if the insurers prevail, the amount of our recovery.
The Business Combination may be subject to U.S. foreign investment regulations, which may impose conditions on, prevent, or unwind the consummation of the Business Combination. Such conditions or limitations could also potentially make our Common Stock less attractive to investors or cause our future investments to be subject to U.S. foreign investment regulations.

Investments that involve the acquisition of, or investment in, a U.S. business by a non-U.S. investor may be subject to U.S. laws that regulate foreign investments in U.S. businesses and access by foreign persons to technology developed and produced in the United States. These laws include Section 721 of the Defense Production Act of 1950, as amended by the Foreign Investment Risk Review Modernization Act of 2018, and the regulations at 31 C.F.R. Parts 800 and 802, as amended, administered by the Committee on Foreign Investment in the United States (“CFIUS”).

Whether CFIUS has jurisdiction to review an acquisition or investment transaction depends on, among other factors, the nature and structure of the transaction, including the level of beneficial ownership interest and the nature of any information or governance rights involved. For example, investments that result in “control” of a “U.S. business” by a “foreign person” (in each case, as such terms are defined in 31 C.F.R. Part 800) always are subject to CFIUS jurisdiction. Significant CFIUS reform legislation, which was fully implemented through regulations that became effective in 2020, expanded the scope of CFIUS’s jurisdiction to investments that do not result in control of a U.S. business by a foreign person, but afford certain foreign investors certain information or governance rights in a U.S. business that has a nexus to “critical technologies,” “covered investment critical infrastructure,” and/or “sensitive personal data” (in each case, as such terms are defined in 31 C.F.R. Part 800).

The investments by Sponsor and foreign persons controlling certain PIPE Investors in connection with the Business Combination resulted in investments in us by non-U.S. persons that could be considered by CFIUS to be covered investments or minority interests that could result in a covered control transaction that CFIUS would have authority to review. For example, Orestes Fintiklis, our Chief Corporate Strategy and Business Development Officer and a member of our Board ("Fintiklis"), who is a Cypriot national and a permanent resident of the United States, served as the Chief Executive Officer of ITHAX and currently serves as a director of our Company, controls Ithaca Capital Partners 6 LLC, a Delaware limited liability company and one of the managing members of the Sponsor. The other managing member of the Sponsor was GMDA Capital Opportunities Ltd, an entity organized under the laws of Cyprus. Certain PIPE Investors are also foreign persons or controlled by foreign persons.

CFIUS or another U.S. governmental agency could choose to review the Business Combination or past or proposed transactions involving new or existing foreign investors in our Company, even if a filing with CFIUS is or was not required at the time of such transaction. There can be no assurances that CFIUS or another U.S. governmental agency will not choose to review the Business Combination. Any review and approval of an investment or transaction by CFIUS may have outsized impacts on transaction certainty, timing, feasibility, and cost, among other things. CFIUS policies and agency practices are rapidly evolving, and in the event that CFIUS reviews the Business Combination or one or more proposed or existing investment by investors, there can be no assurances that such investors will be able to maintain, or proceed with, such investments on terms acceptable to the parties to the Business Combination or such investors. Among other things, CFIUS could seek to impose limitations or restrictions on, or prohibit, investments by such investors (including, but not limited to, limits on purchasing Common Stock, limits on information sharing with such investors, requiring a voting trust, governance modifications, or forced divestiture, among other things) or CFIUS could order us to divest all or a portion of our Company.

We may be required to subsequently take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the share price of our securities, which could cause you to lose some or all of your investment.

We cannot assure you that the due diligence conducted in relation to our Business Combination with ITHAX has identified all material issues or risks associated with our Company, our business or the industry in which we competes. As a result of these factors, we may incur additional costs and expenses and we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence has identified certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. If any of these risks materialize, this could have a material adverse effect on our financial condition and results of operations and could contribute to negative market perceptions about our securities or our Company. Accordingly, any of our stockholders could suffer a reduction in the value of their shares and warrants.

Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the registration statement or prospectus relating to the Business Combination contained an actionable material misstatement or material omission.

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the amended and restated warrant agreement between Continental and our Company, dated July 18, 2022 (as amended from time to time, the “Amended and Restated Warrant Agreement”), which governed our public warrants and governs our private warrants. As a result of the SEC Statement, we reevaluated the accounting treatment of our 12,075,000 public warrants and 337,500 private placement warrants, and we determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.

As a result, included on ITHAX’s balance sheets as of June 30, 2022 and December 31, 2021 are derivative liabilities related to embedded features contained within our warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations.

As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our securities. As a result of the consummation of the Tender Offer and subsequent redemption of public warrants that were not tendered in the Tender Offer, there are no public warrants outstanding as of November 2, 2022. However, the 337,500 private placement warrants remain outstanding.

ITHAX identified a material weakness in internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

ITHAX identified a material weakness in internal control over financial reporting related to our complex financial instruments. As a result of this material weakness, ITHAX’s management concluded that its internal control over financial reporting was not effective as of June 30, 2022.

Any continued failure to maintain such internal control over our financial reporting control could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our Common Stock is listed, the SEC or other regulatory authorities. In either case, there could result a material adverse effect on our ability to consummate the initial business combination.

As a result of the material weakness described above, we face potential for litigation or other disputes which may include, among others, claims under federal and state securities laws, contractual claims or other claims arising from the material weakness in our internal control over financial. As of the date of this Quarterly Report, we have no knowledge of any such litigation or dispute.

We can give no assurance as to our ability to timely remediate the material weakness identified, if at all; that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls; or that any litigation or dispute will not arise in the future.

The Preferred Financing Warrants may never be in the money, and they may expire worthless and the terms of the Preferred Financing Warrants may be amended in a manner adverse to a holder if holders of at least 50% of the then-outstanding Preferred Financing Warrants approve of such amendment.

The Preferred Financing Warrants were issued in registered form under a warrant agreement between Continental, as warrant agent, and our Company. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision or correct any mistake and to provide for the delivery of Alternative Issuance pursuant to Section 4.4 of the Preferred Financing Warrant Agreement, but otherwise requires the approval by the holders of at least a majority of the then-outstanding Preferred Financing Warrants to make any change. Accordingly, we may amend the terms of the Preferred Financing Warrants in a manner adverse to a holder if holders of at least a majority of the then-outstanding Preferred Financing Warrants approve of such amendment. Although our ability to amend the terms of the Preferred Financing Warrants with the consent of at least a majority of the then-outstanding Preferred Financing Warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the Preferred Financing Warrants, convert the Preferred Financing Warrants into cash, shorten the exercise period or decrease the number of shares of Common Stock purchasable upon exercise of a Preferred Financing Warrants.

We are subject to changing laws and regulations regarding regulatory matters, corporate governance and public disclosure that have increased our costs and the risk of non-compliance.

We will be subject to rules and regulations by various governing bodies, including, for example, the SEC, which are charged with the protection of investors and the oversight of companies whose securities are publicly traded, and to new and evolving regulatory measures under applicable law. Our efforts to comply with new and changing laws and regulations have resulted in and will likely continue to result in, increased general and administrative expenses.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Business Combination

On the Closing Date, we consummated the Closing of the Business Combination with ITHAX pursuant to the Business Combination Agreement.

In connection with the Closing, the parties to the Business Combination Agreement entered into a waiver, pursuant to which they agreed to waive the following closing conditions under the Business Combination Agreement: (i) that Common Stock shall continue to be listed on the Nasdaq Capital Market as of the Closing Date; and (ii) ITHAX maintain a minimum cash balance of $150 million at the Closing.

On the Closing Date, following approval by ITHAX’s shareholders at an extraordinary general meeting of shareholders held on July 15, 2022, ITHAX filed a notice of deregistration with the Cayman Islands Registrar of Companies, together with the necessary accompanying documents, and filed an interim certificate of incorporation (the “Interim Charter”) and a certificate of corporate domestication with the Secretary of State of the State of Delaware, under which ITHAX was domesticated and continued as a Delaware corporation (the “Domestication”).

As a result of and upon the effective time of the Domestication, among other things: (i) immediately prior to the PIPE Financing, each issued and outstanding Class A ordinary share, converted into one share of Common Stock; (ii) upon the First Effective Time (as defined below), each issued and outstanding Class B ordinary share, par value $0.001 per share, of ITHAX converted into one share of Class B common stock, par value $0.0001 per share, of our Company (the “Class B Common Stock”); (iii) pursuant to the Domestication, each issued and outstanding whole warrant representing the right to purchase Class A ordinary shares of ITHAX automatically converted into the right to purchase one share of Common Stock at an exercise price of $11.50 per share on substantially the same terms and conditions set forth in the Amended and Restated Warrant Agreement; (iv) pursuant to the Domestication, the governing documents of ITHAX were replaced with the Interim Charter, and upon the effectiveness of the First Merger (the "First Effective Time"), the Interim Charter was replaced with our Certificate of Incorporation and we adopted our Bylaws; and (v) upon the First Effective Time, we changed our name to “Mondee Holdings, Inc.” In connection with clauses (i) through (iii) of this paragraph, each issued and outstanding unit of ITHAX that had not been previously separated into the underlying Class A ordinary shares of ITHAX and the underlying warrants of ITHAX prior to the Domestication were cancelled and the holder thereof was entitled to receive one share of Common Stock and one-half of one warrant, with each whole warrant representing the right to purchase one share of Common Stock at an exercise price of $11.50 per share, on the terms and subject to the conditions set forth in the Amended and Restated Warrant Agreement.

On the Closing Date, following the Domestication, First Merger Sub merged with and into Mondee, with Mondee surviving such merger as a wholly owned subsidiary of us First Effective Time, and immediately following the First Merger, Mondee merged with and into Second Merger Sub, with Second Merger Sub surviving such merger as a wholly owned subsidiary of our Company (the time that the Second Merger became effective being referred to as the “Second Effective Time”).

In accordance with the terms and subject to the conditions of the Business Combination Agreement, at the First Effective Time, (i) all shares of common stock of Mondee outstanding as of immediately prior to the First Effective Time were cancelled and automatically converted into the right to receive an aggregate of 60,800,000 shares of Common Stock (the “Merger Consideration”), (ii) all shares of common stock of Mondee held in treasury and all shares of Mondee common stock owned by any direct or indirect wholly owned subsidiary of Mondee immediately prior to the First Effective Time were cancelled without any conversion thereof, (iii) each issued and outstanding unit of First Merger Sub immediately prior to the First Effective Time was converted into and exchanged for one validly issued, fully paid and nonassessable share of Common Stock of the first surviving company (the “First Surviving Company Common Stock”), (iv) pursuant to the Certificate of Incorporation, each share of Class B Common Stock was converted into one share (subject to adjustment) of Common Stock and we changed our name to “Mondee Holdings, Inc.”, and (v) we and Continental entered into the Amended and Restated Warrant Agreement.

In accordance with the terms and subject to the conditions of the Business Combination Agreement, at the Second Effective Time, (a) each issued and outstanding share of First Surviving Company Common Stock was automatically cancelled and ceased to exist as of the Second Effective Time; and (b) each issued and outstanding unit of Second Merger Sub immediately prior to the Second Effective Time was automatically converted into and exchanged for one validly issued, fully paid and nonassessable interest of the Second Merger Sub.

The Merger Consideration was issued in a transaction not involving an underwriter and not requiring registration under Section 5 of the Securities Act, in reliance on the exemption afforded by Section 4(a)(2) thereof.

PIPE Financing

In connection with the Closing, on July 18, 2022, the PIPE Investors purchased the PIPE Shares purchased from us for a purchase price of $10.00 per PIPE Share and an aggregate purchase price of approximately $70 million, pursuant to the PIPE Subscription Agreements. The aggregate gross proceeds to us equaled $70 million. Pursuant to the PIPE Subscription Agreements, we gave certain registration rights to the PIPE Subscribers with respect to the PIPE Shares.

The PIPE Shares were issued in transactions not involving an underwriter and not requiring registration under Section 5 of the Securities Act, in reliance on the exemption afforded by Section 4(a)(2) thereof.

Earn-Out Shares

Pursuant to the Business Combination Agreement, we entered into the Earn-Out Agreement, with the Members. Pursuant to the Earn-Out Agreement, we agreed, among other things, to issue to the Members the earn-out shares, with the earn-out shares vesting over the four-year period following Closing based on the achievement of certain milestones related to the trading price of the Common Stock set forth in the Earn-Out Agreement. Upon the Closing, Prasad Gundumogula, who is our Chief Executive Officer, received 6,000,000 of those earn-out shares, NH Credit Partners III Holdings L.P. received 375,000 earn-out shares, and Fly OCP LLC received 125,000 earn-out shares.

In connection with that certain employment agreement, dated August 23, 2022 and effective as of July 19, 2022 (the “Fintiklis Employment Agreement”), by and between us and Fintiklis, we agreed to issue to Fintiklis 900,000 earn-out shares. Fintiklis also signed a joinder to the Earn-Out Agreement.

There are 1,400,000 Earn-Out Shares remaining, which are unallocated, but reserved for issuance to parties that may be designated by our Chief Executive Officer in accordance with the terms of the Earn-Out Agreement.

The Earn-Out Shares were issued in transactions not involving an underwriter and not requiring registration under Section 5 of the Securities Act, in reliance on the exemption afforded by Section 4(a)(2) thereof.

Equity Awards Issued to Mondee Management and Members of the Board

In connection with the Closing, we issued the following equity awards to members of management and the Board:

•Pursuant to that certain employment agreement (the “Figenshu Employment Agreement”), effective as of September 30, 2021, by and between the Dan Figenshu and Mondee, Inc., Mondee, Inc. agreed that upon the closing of a business combination with a SPAC, so long as Mr. Figenshu remained employed by Mondee, Inc. until the closing of such business combination, then Mr. Figenshu would be entitled to receive a number of restricted stock units of the post-business combination entity equal to $1,196,000.00, divided by the stock price of securities of the SPAC initially offered to the public. In connection with the Closing, 119,600 restricted stock units of our Company (“RSUs”) vested on July 18, 2022, and we will deliver the underlying shares of our Common Stock on January 18, 2023. Each RSU is the economic equivalent of one share of Common Stock. RSUs accrue dividend equivalents in the form of additional RSUs and are payable in shares of Common Stock upon vesting. The RSUs are subject to the terms and conditions of the Mondee Holdings, Inc. 2022 Equity Incentive Plan (the “2022 Plan”).

•Pursuant to that certain employment agreement effective as of the Closing Date, by and between James Dullum and Mondee, Inc. (the “Dullum Employment Agreement”), in connection with the Closing, Mondee, Inc. agreed that it would award Mr. Dullum 112,000 RSUs. The RSUs vested on July 18, 2022, and we will deliver the underlying shares of its Common Stock on January 18, 2023. The RSUs are subject to the terms and conditions of the 2022 Plan.
•Pursuant to that certain employment agreement, effective as of the Closing Date, by and between Gundumogula and Mondee, Inc. (the “Gundumogula Employment Agreement”), Mondee, Inc. agreed that it would award Gundumogula 100,000 RSUs as part of Gundumogula’s annual bonus. The RSUs vested on July 18, 2022, and we will deliver the underlying shares of its Common Stock on January 18, 2023. The RSUs are subject to the terms and conditions of the 2022 Plan.
•Upon the Closing, we issued Mona Aboelnaga Kanaan 15,000 RSUs pursuant to a restricted stock unit award (a “RSU Award Agreement”) and the 2022 Plan, in exchange for Ms. Aboelnaga Kanaan serving as a member of the Board. Under the RSU Award Agreement, Ms. Aboelnaga Kanaan received a one-time grant of 5,000 RSUs, of which 1/3 of the RSUs will vest if our Common Stock price reaches or exceeds a volume-weighted average price (“VWAP”) of each of $12.50, $15.00 and $18.00 for any 20 days within any 30-day trading period. In addition, pursuant to the RSU Award Agreement, 5,000 RSUs will vest on July 18, 2023 and the remaining 5,000 RSUs will vest on July 18, 2024.
•Upon the Closing, we issued Fintiklis 20,000 RSUs pursuant to a RSU Award Agreement and the 2022 Plan, in exchange for Fintiklis serving as a member of the Board. Under the RSU Award Agreement, Fintiklis received a one-time grant of 5,000 RSUs, of which 1/3 of the RSUs will vest if our Common Stock price reaches or exceeds a VWAP of each of $12.50, $15.00 and $18.00 for any 20 days within any 30-day trading period. In addition, pursuant to the RSU Award Agreement, 5,000 RSUs will vest on July 18, 2023, 5,000 RSUs will vest on July 18, 2024, and the remaining RSUs will vest on July 18, 2025.
•Upon the Closing, we issued Asi Ginio 10,000 RSUs pursuant to a RSU Award Agreement and the 2022 Plan, in exchange for Mr. Ginio serving as a member of the Board. Under the RSU Award Agreement, Mr. Ginio received a one-time grant of 5,000 RSUs, of which 1/3 of the RSUs will vest if our Common Stock price reaches or exceeds a VWAP of each of $12.50, $15.00 and $18.00 for any 20 days within any 30-day trading period. In addition, pursuant to the RSU Award Agreement the remaining 5,000 RSUs will vest on July 18, 2023.
•Upon the Closing, we issued Gundumogula 20,000 RSUs pursuant to a RSU Award Agreement and the 2022 Plan, in exchange for Gundumogula serving as a member of the Board. Under the RSU Award Agreement, Gundumogula received a one-time grant of 5,000 RSUs, of which 1/3 of the RSUs will vest if our Common Stock price reaches or exceeds a VWAP of each of $12.50, $15.00 and $18.00 for any 20 days within any 30-day trading period. In addition, pursuant to the RSU Award Agreement, 5,000 RSUs will vest on July 18, 2023, 5,000 RSUs will vest on July 18, 2024, and the remaining RSUs will vest on July 18, 2025.
•Upon the Closing, we issued Roopa Purushothaman 15,000 RSUs pursuant to a RSU Award Agreement and the 2022 Plan, in exchange for Ms. Purushothaman serving as a member of the Board. Under the RSU Award Agreement, Ms. Purushothaman received a one-time grant of 5,000 RSUs, of which 1/3 of the RSUs will vest if our Common Stock price reaches or exceeds a VWAP of each of $12.50, $15.00 and $18.00 for any 20 days within any 30-day trading period. In addition, pursuant to the RSU Award Agreement, 5,000 RSUs will vest on July 18, 2023 and the remaining 5,000 RSUs will vest on July 18, 2024.
•Upon the Closing, we issued Noor Sweid 10,000 RSUs pursuant to a RSU Award Agreement and the 2022 Plan, in exchange for Ms. Sweid serving as a member of the Board. Under the RSU Award Agreement, Ms. Sweid received a one-time grant of 5,000 RSUs, of which 1/3 of the RSUs will vest if our Common Stock price reaches or exceeds a VWAP of each of $12.50, $15.00 and $18.00 for any 20 days within any 30-day trading period. In addition, pursuant to the RSU Award Agreement the remaining 5,000 RSUs will vest on July 18, 2023.
•Upon the Closing, we issued Pradeep Udhas 15,000 RSUs pursuant to a RSU Award Agreement and the 2022 Plan, in exchange for Mr. Udhas serving as a member of the Board. Mr. Udhas received a one-time grant of 5,000 RSUs, of which 1/3 of the RSUs will vest if our Common Stock price reaches or exceeds a VWAP of each of $12.50, $15.00 and $18.00 for any 20 days within any 30-day trading period. In addition, pursuant to the RSU Award Agreement, 5,000 RSUs will vest on July 18, 2023 and the remaining 5,000 RSUs will vest on July 18, 2024.

The issuances of the above securities were exempt either pursuant to Rule 701 under the Securities Act, as transactions pursuant to compensatory benefit plans, or pursuant to Section 4(a)(2) of the Securities Act, as transactions by an issuer not involving a public offering.

Preferred Financing Transaction

On September 29, 2022, we completed the Preferred Financing Transaction. The Preferred Financing Transaction was completed pursuant to the terms of those certain Subscription Agreements, dated September 29, 2022 (the “Subscription Agreements”), each by and between us and the Preferred Subscribers thereto, that certain Registration Rights Agreement, dated September 29, 2022, by and between us and the Preferred Subscribers, and the Preferred Financing Warrant Agreement.

In accordance with the terms and conditions of the Subscription Agreement, we sold to the Preferred Subscribers 85,000 shares of Preferred Stock at a purchase price of $1,000.00 per share, together with Preferred Financing Warrants to purchase 1,275,000 shares of Common Stock (the “Warrant Shares”). In connection with the Preferred Financing Transaction, we received gross proceeds of $85 million, before deducting transaction expenses. AXIA Capital Markets served as sole placement agent for the Preferred Financing Transaction and received a fee equal to $1 million plus reimbursement of fees and expenses not to exceed $25,000.

The Subscription Agreements contain representations and warranties by us and the Preferred Subscribers and covenants of our Company and the Preferred Subscribers (including indemnification from our Company in the event of breaches of its representations and warranties) and other rights, obligations and restrictions, which we believe are customary for transactions of this type.

The shares of Preferred Stock and the Preferred Financing Warrants issued to the Preferred Subscribers under the Subscription Agreement were issued pursuant to the exemption from the registration requirements of the Securities Act set forth under Section 4(a)(2) of thereof, and Rule 506 of Regulation D promulgated thereunder.

Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date
2.1	Business Combination Agreement, dated as of December 20, 2021, by and among ITHAX Acquisition Corp., ITHAX Merger Sub I, LLC, ITHAX Merger Sub II, LLC, and Mondee Holdings II, Inc.	8-K	001-39943	2.1	December 20, 2021
3.1	Amended and Restated Certificate of Incorporation of Mondee Holdings, Inc.	8-K	001-39943	3.1	July 20, 2022
3.2	Bylaws of Mondee Holdings, Inc.	8-K	001-39943	3.2	July 20, 2022
3.3	Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock.	8-K	001-39943	3.1	September 30, 2022
4.1	Specimen Class A Common Stock Certificate	8-K	01-39943	4.1	July 20, 2022
4.2	Specimen Warrant Certificate	8-K	01-39943	4.2	July 20, 2022
4.3	Amended and Restated Warrant Agreement between Continental Stock Transfer & Trust Company and Mondee Holdings, Inc.	8-K	01-39943	4.3	July 20, 2022
4.4	Amendment No. 1 to Amended and Restated Warrant Agreement between Continental Stock Transfer & Trust Company and Mondee Holdings, Inc.	8-K	01-39943	10.1	October 18, 2022
4.5	Warrant Agreement, dated September 29, 2022, by and between Continental Stock Transfer & Trust Company and Mondee Holdings, Inc.	8-K	001-39943	10.3	September 30, 2022
10.1	Form of PIPE Subscription Agreement.	8-K	001-39943	10.2	December 20, 2021
10.2	Sponsor Support Agreement, dated as of December 20, 2021, by and among ITHAX Acquisition Corp., Mondee Holdings II, Inc. and ITHAX Acquisition Sponsor LLC.	8-K	001-39943	10.3	December 20, 2021
10.3	Stockholder Support Agreement, dated as of December 20, 2021, by and among ITHAX Acquisition Corp. and Mondee Holdings, LLC.	8-K	001-39943	10.4	December 20, 2021
10.4+	Mondee Holdings, Inc. 2022 Equity Incentive Plan.	S-4	333-263727	Annex D	March 21, 2022
10.5+	Mondee Holdings, Inc. 2022 Employee Stock Purchase Plan.	8-K	001-39943	Annex E	March 21, 2022
10.6+	Form of Nonqualified Stock Option Agreement Pursuant to the Mondee Holdings, Inc. 2022 Equity Incentive Plan.	S-4	333-263727	10.6	March 21, 2022
10.7+	Form of Restricted Stock Unit Agreement Pursuant to the Mondee Holdings, Inc. 2022 Equity Incentive Plan.	S-4	333-263727	10.7	March 21, 2022

10.8	Registration Rights Agreement, dated July 18, 2022, by and among Mondee Holdings, Inc., ITHAX Acquisition Sponsor LLC, Mondee Holdings, LLC, and the other holders party thereto	8-K	001-39943	10.3	July 20, 2022
10.9	Earn-Out Agreement, dated as of December 20, 2021, by and among ITHAX Acquisition Corp., and certain other parties thereto.	8-K	001-39943	10.5	December 20, 2021
10.10	Letter Agreement, dated as of January 27, 2021, by and among ITHAX Acquisition Corp., ITHAX Acquisition Sponsor LLC, and ITHAX Acquisition Corp.’s officers and directors.	8-K	001-39943	10.1	February 27, 2021
10.11#	Amended and Restated Securityholders Agreement, by and among Mondee Holdings, LLC, Mondee Group, LLC, Vajid Jafri, Prasad Gundumogula, Ramesh Punwami, Timothy Turner, Jeffrey Snetiker, Surjit Babra and the other parties thereto, dated as of May 1, 2020.	S-4	333-263727	10.17	March 21, 2022
10.12#	Security Agreement Supplement to the Financing Agreement dated as of December 23, 2019, by and among Mondee Holdings, LLC and TCW Asset Management Company, LLC, dated as of September 4, 2020.	S-4	333-263727	10.23	March 21, 2022
10.13#	Subscription and Joinder Agreement, by and between Mondee Holdings, LLC and the “Subscribers”, dated as of May 5, 2020.	S-4	333-263727	10.28	March 21, 2022
10.14#	Unit Purchase Agreement, by and between Mondee Holdings, LLC and the “Buyers”, dated as of May 1, 2020.	S-4	333-263727	10.29	March 21, 2022
10.15	Form of Indemnification Agreement of Mondee Holdings, Inc.	8-K	001-39943	10.4	July 20, 2022
10.16	Form of Board Services Agreement of Mondee Holdings, Inc.	8-K	001-39943	10.13	July 20, 2022
10.17+#	Employment Agreement of Prasad Gundumogula.	S-4-A	333-263727	10.44	May 20, 2022
10.18+#	Employment Agreement of James Dullum.	S-4-A	333-263727	10.45	May 20, 2022
10.19+#	Employment Agreement of Dan Figenshu.	S-4-A	333-263727	10.46	May 20, 2022
10.20+#	Employment Agreement of Venkat Pasupuleti.	S-4-A	333-263727	10.47	May 20, 2022
10.21+#	Employment Agreement of Orestes Fintiklis.	S-1-A	333-266277	10.21	September 7, 2022
10.22	Amended and Restated Unit Issuance Agreement, dated of July 8, 2022, by and among Mondee Holdings, LLC and the lenders party thereto.	8-K	333-266277	10.15	September 30, 2022
10.23#	Financing Agreement by and between Mondee Holdings, LLC and the "Borrowers," the "Guarantors," the "Lenders" and TCW Asset Management Company, LLC, dated as of December 23, 2019, as amended.	S-4-A	333-266277	10.43	May 20, 2022

10.24	Consent and Amendment No. 7, dated as of July 8, 2022, by and among Mondee Holdings, LLC, TCW Asset Management Company LLC and the other parties thereto.	8-K	333-266277	10.14	July 20, 2022
10.24	Amendment to Consent and Amendment No. 7 to Financing Agreement, dated as of July 17, 2022 by and among Mondee Holdings, LLC and the lenders party thereto.	8-K	333-266277	10.16	July 20, 2022
10.25	Waiver, Consent and Amendment No. 8 to Financing Agreement , dated October 24, 2022, by and among Mondee Holdings, Inc. and the lenders party thereto.	8-K	333-266277	10.2	October 24, 2022
10.26	Form of Subscription Agreement, dated September 29, 2022, by and between our Company and each of the Preferred Subscribers.	8-K	333-266277	10.1	September 30, 2022
10.27#	Registration Rights Agreement, dated September 29, 2022, by and between the Company and each of the Preferred Subscribers	8-K	333-266277	10.2	September 30, 2022
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a 14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a 14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104**	Cover Page Interactive Data File, formatted in Inline XBRL (formatted as inline XBRL and contained in Exhibit 101)

*    Filed herewith.
**    Furnished herewith.
+    Indicates management contract or compensatory plan.
# Portions of exhibit have been omitted pursuant to Regulation S-K Item 601(a)(5) promulgated under the Exchange Act. The Registrant agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONDEE HOLDINGS, INC.

Date: November 14, 2022	By:	/s/ Prasad Gundumogula
	Name:	Prasad Gundumogula
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2022	By:	/s/ Daniel Figenshu
	Name:	Daniel Figenshu
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)