Form 10-K
period 2022-12-31
Mondee Holdings, Inc.
filed 2023-04-11
CIK 1828852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to
Commission file number 001-39943

MONDEE HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	88-3292448
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $242,625,600. Solely for purposes of this disclosure, shares of voting and non-voting common equity held by executive officers and directors of the registrant as of such date have been excluded, because such persons may be deemed to be affiliates. This determination of executive officers and directors as affiliates is not necessarily a conclusive determination for any other purposes.
As of March 31, 2023, there were 82,266,160 shares of Class A common stock, par value $0.0001 per share, issued and outstanding.

Documents Incorporated by Reference:	Parts Into Which Incorporated
Portions of the registrant’s definitive Proxy Statement relating to its 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.
Part III

MONDEE HOLDINGS, INC. AND SUBSIDIARIES
FORM 10-K FOR THE YEARS ENDED DECEMBER 31, 2022, AND 2021

CERTAIN DEFINED TERMS
Unless otherwise stated or unless the context otherwise requires, the terms “” “we,” “us,” “our” or “our Company” refer to Mondee Holdings, Inc., a Delaware corporation (formerly known as ITHAX Acquisition Corp., a Cayman Islands exempted company), and its consolidated subsidiaries.
In this Annual Report on Form 10-K for this fiscal year ended December 31, 2022, unless the context otherwise requires, references to:
•“Amended and Restated Warrant Agreement” are to that certain Amended and Restated Warrant Agreement, by and between Continental and our Company, dated as of July 18, 2022, as amended from time to time;
•“Board” are to our board of directors;
•“Business Combination” are to the Domestication, the Mergers and other transactions contemplated by the Business Combination Agreement, collectively, including the PIPE Financing;
•“Business Combination Agreement” are to that certain Business Combination Agreement, dated December 20, 2021, by and among ITHAX, ITHAX Merger Sub I, LLC, ITHAX Merger Sub II, LLC and Mondee, and as may be amended, supplemented or otherwise modified from time to time;
•“Bylaws” are to the bylaws of our Company that became effective at the First Effective Time;
•“Cantor” are to Cantor, Fitzgerald & Co., the representative of the several underwriters in ITHAX’s initial public offering;
•“Certificate of Incorporation” are to our amended and restated certificate of incorporation, dated July 18, 2022, that became effective at closing of the Business Combination;
•“Class A ordinary shares” are to the Class A ordinary shares, par value $0.001 per share, of ITHAX that were sold as part of the Units in the ITHAX initial public offering for $10.00 per unit, which automatically converted, on a one-for-one basis, into shares of our Common Stock in connection with the Domestication;
•“Class B ordinary shares” are to the 6,037,500 Class B ordinary shares, par value $0.001 per share, of ITHAX that were initially issued to the Sponsor in a private placement prior to ITHAX’s initial public offering for approximately $0.005 per share and of which 10,000 were transferred to each of the ITHAX independent directors in October 2020, and, in connection with the Domestication, were converted into one share of Class B Common Stock, par value $0.001 per share, of our Company and, upon the First Effective Time, each issued and outstanding share of Class B Common Stock was converted into one share of our Common Stock;
•“Class B Common Stock” are to the shares of Class B common stock, par value $0.001 per share, of our Company that were outstanding after the Domestication, but prior to the First Effective Time;
•“Closing” are to the closing of the Transactions;
•“Closing Date” are to July 18, 2022, the date the Closing actually occurred;
•“Common Stock” are to our shares of Class A common stock, par value $0.0001 per share;
•“Consent Solicitation” is to the solicitation of consents commenced on September 16, 2022, by us from holders of the outstanding warrants to amend the Amended and Restated Warrant Agreement;
•“Continental” are to Continental Stock Transfer & Trust Company, our transfer agent, warrant agent and trustee of the trust account;
•“COVID-19” are to the coronavirus and related pandemic;
•“Domestication” are to the transfer by way of continuation and deregistration of ITHAX from the Cayman Islands and the continuation and domestication of ITHAX as a corporation incorporated in the State of Delaware, which was effectuated on July 18, 2022;

•“Earn-Out Agreement” are to that certain Earn-Out Agreement, dated as of December 20, 2021, by and between ITHAX, Mondee, and certain signatories thereto, pursuant to which we may issue up to 9,000,000 shares of our Common Stock that vest upon achievement of certain milestones;
•“Earn-Out Shares” are to 9,000,000 shares of our Common Stock issuable to in connection with the Business Combination pursuant to the Earn-Out Agreement, 7,400,000 of such Earn-Out Shares have already been issued, 200,000 of such Earn-Out Shares have been allocated for issuance but remain unissued, and 1,400,000 of such Earn-Out Shares are unallocated as of the date of this Report;
•“Exchange Act” are to the Securities Exchange Act of 1934, as amended;
•“First Effective Time” are to the time at which the First Merger became effective;
•“First Merger” are to the time at which the First Merger Sub merged with and into Mondee, with Mondee being the surviving entity in the merger;
•“First Merger Sub” are to ITHAX Merger Sub I, LLC, a Delaware limited liability company;
•“GAAP” are to generally accepted accounting principles in the United States, as applied on a consistent basis;
•“GDS” is to global distribution systems;
•“initial public offering” are to ITHAX’s initial public offering that was consummated on February 1, 2021;
•“ITHAX” are to ITHAX Acquisition Corp., a Cayman Islands exempted company, prior to the consummation of the Business Combination;
•“Mergers” are to the merger of First Merger Sub with and into Mondee pursuant to the Business Combination Agreement, with Mondee as the surviving company in the First Merger and the merger of Mondee with and into Second Merger Sub, with Second Merger Sub being the surviving entity in the Second Merger;
•“Mondee” are to Mondee Holdings II, Inc., a Delaware corporation, and its consolidated subsidiaries;
•“Mondee Stockholder” means Mondee Holdings, LLC, a Delaware limited liability company and the sole holder of capital stock of Mondee prior to the consummation of the Business Combination;
•“Nasdaq” are to the Nasdaq Global Market;
•“Offer to Purchase” is to the offer that commenced on September 16, 2022 and expired on October 17, 2022, by our Company to each holder of our private placement warrants and public warrants to receive $0.65 in cash, without interest, for each outstanding warrant tendered by the holder pursuant to the offer;
•“our Board” are to the members of the board of directors of our Company;
•“Outstanding Warrants” are to our Preferred Financing Warrants and private placement warrants;

•“PIPE Financing” are to the transactions contemplated by the Subscription Agreements, pursuant to which the PIPE Investors have collectively subscribed for an aggregate of 7,000,000 shares of our Common Stock for an aggregate purchase price of $70,000,000, which was consummated immediately prior to the First Effective Time;
•“PIPE Investors” are to the certain “qualified institutional buyers” (as defined in Rule 144A under the Securities Act) and accredited investors who are party to the PIPE Financing;
•“PIPE Shares” are to those 7,000,000 shares of our Common Stock issued at a price of $10.00 per share pursuant to the PIPE Financing;
•“Preferred Financing Transaction” is the private placement of Series A Preferred Stock and Preferred Financing Warrants to purchase shares of our Common Stock;
•“Preferred Financing Warrant Agreement” are to that certain Warrant Agreement, dated as of September 29, 2022, by and between our Company and Continental Stock Transfer & Trust Company;

•“Preferred Financing Warrants” are to the outstanding 1,275,000 redeemable warrants to purchase our Common Stock that we issued in connection with the Preferred Financing Transaction;
•"Preferred Stock" are to our shares of preferred stock, par value$0.0001 per share.

•“Preferred Subscribers” are to the certain “qualified institutional buyers” (as defined in Rule 144A under the Securities Act) and accredited investors who are party to the Preferred Financing Transaction;
•“Preferred Subscription Agreements” are to the subscription agreements entered into by Mondee and each of the investors in connection with the Preferred Financing Transaction;
•“private placement warrants” are to the outstanding 232,500 private placement warrants representing the right to purchase Class A ordinary shares that were issued by ITHAX in its initial public offering as part of the Units, which were automatically converted into the right to purchase one share of our Common Stock at an exercise price of $11.50 in connection with the Domestication;
•“private placement units” are to the 675,000 units that were issued to the Sponsor and Cantor in a private placement concurrently with ITHAX’s initial public offering at a price of $10.00 per unit (with the Sponsor purchasing 465,000 and Cantor purchasing 210,000, respectively), which were, prior to the Domestication cancelled and exchanged to entitle the holder thereof to one share of our Common Stock and one-half of one public warrant;
•“public warrants” are to the 12,075,000 redeemable warrants representing the right to purchase Class A ordinary shares that were issued by ITHAX in its initial public offering as part of the Units, which were automatically converted into the right to purchase one share of our Common Stock at an exercise price of $11.50 in connection with the Domestication, and subsequently purchased by our Company pursuant to the Offer to Purchase;
•“Rocketrip” are to Rocketrip, Inc. a Delaware corporation and wholly-owned subsidiary of our Company;
•“SEC” are to the Securities and Exchange Commission;
•“Second Merger” are to the time at which Mondee merged with and into Second Merger Sub, with Second Merger Sub surviving such merger as a wholly owned subsidiary of our Company;
•“Second Merger Sub” are to ITHAX Merger Sub II, LLC, a Delaware limited liability company;
•“Securities Act” are to the Securities Act of 1933, as amended;
•“Selling Securityholders” means the selling securityholders named in the each of the Registration Statement on Form S-1, as amended (File No. 333-266277), declared effective by the SEC on October 12, 2022, and the Registration Statement on Form S-1, as amended (File No. 333-268198) declared effective by the SEC on December 9, 2022;
•“Series A Preferred Stock” are to the 85,000 shares of our Preferred Stock, designated as Series A Preferred Stock, par value $0.0001 per share, of our Company that were sold as part of the Preferred Financing Transaction for $1,000 per share;
•“Sponsor” are to ITHAX Acquisition Sponsor LLC, a Delaware limited liability company that was dissolved on September 13, 2022;
•“Sponsor Support Agreement” are to that certain Sponsor Agreement, dated as of December 20, 2021, by and among the Sponsor, ITHAX and Mondee, as amended and modified from time to time;
•“Subscription Agreements” are to the subscription agreements, entered into by ITHAX and each of the PIPE Investors in connection with the PIPE Financing;
•“Transactions” are to collectively, the Second Merger, the First Merger, and the other transactions contemplated by the Business Combination Agreement;
• “trust account” are to the trust account established at the consummation of ITHAX’s initial public offering that holds the proceeds of the initial public offering and is maintained by Continental, acting as trustee;

•“Units” are to the units of ITHAX, each unit representing one Class A ordinary share and one-half of one public warrant to acquire one Class A ordinary share, that were offered and sold by ITHAX in its initial public offering at a price of $10.00 per share and in its concurrent private placement of the private placement units; and
•“you” are to the holders of our Common Stock.

INTRODUCTORY NOTE

On July 18, 2022 (the “Closing Date”), Mondee Holdings II, Inc., a Delaware corporation (“Mondee”), ITHAX Acquisition Corp., a Cayman Islands exempted company (“ITHAX”), Ithax Merger Sub I, LLC, a Delaware limited liability company and wholly owned subsidiary of ITHAX (“First Merger Sub”), and Ithax Merger Sub II, LLC a Delaware limited liability company and wholly owned subsidiary of ITHAX (“Second Merger Sub”), consummated the closing of the transactions contemplated by the Business Combination Agreement, dated December 20, 2021, by and among ITHAX, First Merger Sub, Second Merger Sub and Mondee (the “Business Combination Agreement”), following the approval at a special meeting of the shareholders of ITHAX held on July 15, 2022.

Pursuant to the terms of the Business Combination Agreement, a business combination of Mondee and ITHAX was effected by the merger of First Merger Sub with and into Mondee (the “First Merger”), with Mondee surviving such merger as a wholly owned subsidiary of ITHAX, which had converted to “Mondee Holdings, Inc.”, a Delaware corporation (our “Company”). Immediately following the First Merger, Mondee merged with and into Second Merger Sub, with Second Merger Sub surviving such merger as a wholly owned subsidiary of Company (the “Second Merger” and, together with the other transactions contemplated by the Business Combination Agreement, the “Business Combination”).

Unless the context indicates otherwise, references in this Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (this “Annual Report on Form 10-K”) to the “our Company,” “we,” “us,” “our” and similar terms refer to Mondee Holdings, Inc., a Delaware corporation, and its consolidated subsidiaries. References to “ITHAX” refer to the predecessor company prior to the consummation of the Business Combination.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Investors are cautioned that statements that are not strictly historical statements of fact constitute forward-looking statements, including, without limitation, statements under the captions “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” and are identified by words like “believe,” “expect,” “may,” “will,” “should,” “seek,” “anticipate,” or “could” and similar expressions. Forward-looking statements in this Annual Report on Form 10-K may include, for example, statements about:
•
•changes in domestic and foreign business, market, financial, political, regulatory and legal conditions;
•our ability to execute our business strategy, including monetization of our products;
•our ability to implement our strategic initiatives and continue to innovate our existing services;
•our projected financial information, growth rate and market opportunity;
•the ability to maintain the listing of the our Common Stock on the Nasdaq Global Market, and the potential liquidity and trading of such securities;
•the ability to recognize the anticipated benefits of the Business Combination, which may be affected by, among other things, competition, our ability of to grow, manage growth profitably, and retain our key employees;
•costs related to the Business Combination;
•changes in applicable laws or regulations;
•rising inflationary pressures and fluctuations in interest rates;
•our ability to raise financing in the future and ability to continue as a going concern;
•our success in retaining or recruiting, or changes required in, our officers, key employees or directors after the Business Combination;
•our ability to maintain relationships with customers and suppliers;
•our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business;
•our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
•our financial performance;
•our ability to expand or maintain our existing customer base;
•our ability to remediate any material weaknesses and maintain an effective system of internal control over financial reporting;
•the outcome of any legal proceedings that may be instituted against us;
•unfavorable conditions in our industry, the global economy or global supply chain, including financial and credit market fluctuations, international trade relations, pandemics (such as the COVID-19 pandemic), political turmoil, natural catastrophes, warfare (such as the conflict involving Russia and Ukraine), and terrorist attacks; and
•other factors detailed under the section entitled “Risk Factors.”
Forward-looking statements are not assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those expressed or implied by forward-looking statements include those discussed elsewhere in this Annual Report on Form 10-K and in our future Quarterly Reports on Form 10-Q or other reports we file with the Securities and Exchange Commission (“SEC”).
Any forward-looking statement made by us in this Annual Report on Form 10-K is based only on information currently available to us and speaks only as of the date of this report. We undertake no obligation to publicly revise or update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law. References to a fiscal year refer to our fiscal year ended December 31 of the specified year.

RISK FACTORS SUMMARY
Our business is subject to numerous risks and uncertainties, including those highlighted in the section entitled “Risk Factors,” which represent the challenges that we face in connection with the successful implementation of our strategy and the growth of our business. In particular, the following considerations, among others, may offset our competitive strengths or have a negative effect on our business strategy, which could materially and adversely affect our business, operations and financial results:
•We have experienced substantial growth over limited periods of time, which makes it difficult to forecast our future results of operations.
•If we are unable to manage our growth or execute our growth strategies effectively, our business and prospects may be materially and adversely affected.
•We invest considerable financial and human resources in our technology solutions to retain and expand our customer base in existing and emerging markets. We expect that the cost of maintaining and enhancing our technology solutions will continue to increase, and given the economic uncertainty and unpredictability around the ongoing travel industry recovery, decisions we make on investing in our technology solutions could be less effective and costlier than expected.
•We have incurred negative cash flows from operating activities and significant losses from operations in the past and if we are unable to either generate positive cash flows from operating activities or raise additional capital when desired and on reasonable terms, our business, results of operations, and financial condition could be adversely affected.
•Certain results and trends related to our business and the travel industry more generally are based on preliminary data and assumptions, and as a result, are subject to change and may differ materially from what we expect.
•We have pledged substantially all of the assets of our Company under our existing debt agreements. If the lenders accelerate the repayment of borrowings, we may not have sufficient assets to repay them and our financial condition and results of operations could be adversely affected.
•Adverse changes in general market conditions for travel services, including the effects of macroeconomic conditions, terrorist attacks, natural disasters, health concerns, civil or political unrest or other events outside our control could materially and adversely affect our business, liquidity, financial condition and operating results
•We have incurred, and will continue to incur, increased costs as a result of operating as a public company and our management will continue to devote substantial time to compliance initiatives and corporate governance practices. In addition, key members of our management team have limited experience managing a public company.
•Our failure to maintain effective internal controls over financial reporting could harm us.
•Our business depends on our relationships with airlines and GDS suppliers, travel agencies, travel management companies, and other travel businesses and third parties, and if we fail to maintain or establish new relationships with these third parties, our business, financial condition and results of operations could be materially and adversely affected.
•Our business and results of operations could be adversely affected if one or more of our major travel suppliers suffers a deterioration in its financial condition or restructures its operations or as a result of consolidation in the travel industry, loses bookings and revenue.
•Travel suppliers’ use of alternative distribution models, such as direct distribution models, could adversely affect our business.
•Our success depends in large part on our ability to attract and retain high quality management and operating personnel, and if we are unable to attract, retain, and motivate well-qualified employees, our business could be negatively impacted.
•Our success is subject to the development of new products and services over time.
•Any due diligence we conduct in connection with potential future acquisitions may not reveal all relevant considerations or liabilities of the target business, which could have a material adverse effect on our financial condition or results of operations.
•If we fail to either develop new and innovative technologies or enhance our existing technologies and grow our systems and infrastructure in response to changing client demands and rapid technological change, our business may suffer.
•Cybersecurity attacks or security breaches could adversely affect our ability to operate, could result in PI and our proprietary information being lost, stolen, made inaccessible, improperly disclosed or misappropriated or could cause us to be held liable or subject to regulatory penalties and sanctions and to litigation (including class action litigation), each of which could have a material adverse effect on our reputation and business. Privacy law obligations, and the costs of complying with them, are increasing globally and our failure to comply with these obligations could have a material adverse effect on our business.
•Our failure to adequately protect our intellectual property may negatively impact our ability to compete effectively against competitors in our industry.

•Any significant IT systems-related failures, interruptions or security breaches or any undetected errors or design faults in IT systems could result in limited capacity, reduced demand, processing delays, privacy risks and loss of customers, suppliers or marketplace merchants and a reduction of commercial activity.
•There are various risks associated with the facilitation of payments from consumers, including risks related to fraud, compliance with evolving rules and regulations and reliance on third parties.
•We may be unable to prevent unlawful or fraudulent activities in our operations, and we could be liable for such fraudulent or unlawful activities.
•The enactment of legislation implementing changes in taxation of domestic or international business activities, the adoption of other corporate tax reform policies, or changes in tax legislation or policies could materially affect our financial position and results of operations.
•Exchange rate fluctuations may negatively affect our results of operations.
•We are and, from time to time we may be, involved in legal proceedings and may experience unfavorable outcomes, which could affect our business and results of operations.
•We are no longer a “controlled company” under the corporate governance rules of Nasdaq. However, during the applicable phase-in periods, we may continue to rely on exemptions from certain corporate governance requirements, which may limit the presence of independent directors on our Board or committees of our Board.
•We may be unable to successfully integrate acquired businesses or combine internal businesses, which could adversely impact our financial condition and results of operations.
•Our Certificate of Incorporation designates the Delaware Court of Chancery or the United States federal district courts as the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, stockholders, employees or agents.
•Our failure to meet Nasdaq’s continued listing requirements could result in a delisting of our Common Stock.
•An active trading market for our Common Stock may never develop or be sustained, which may cause shares of our Common Stock to trade at a discount to the price implied by the Business Combination and make it difficult to sell shares of our Common Stock.
•If our voting power continues to be highly concentrated, it may prevent minority stockholders from influencing significant corporate decisions and may result in conflicts of interest.
•The Series A Preferred Stock has rights, preferences and privileges that will not be held by, and will be preferential to, the rights of holders of our Common Stock, which could adversely affect the liquidity and financial condition of our Company, and may result in the interests of the holders of Series A Preferred Stock differing from those of the holders of our Common Stock.
•You may experience future dilution as a result of future equity offerings or if we issue shares subject to options, warrants, stock awards or other arrangements.
•We may be required to subsequently take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the share price of our securities, which could cause you to lose some or all of your investment.
•We have identified material weaknesses in our internal control over financial reporting which, if not corrected, could affect the reliability of our consolidated financial statements and have other adverse consequences.
•We are an “emerging growth company” and the reduced disclosure requirements applicable to emerging growth companies may make our Common Stock less attractive to investors.

PART I
ITEM 1. BUSINESS
General

Mondee Holdings, Inc. is a leading, travel technology company and marketplace with a portfolio of globally recognized technology solutions in the leisure and corporate travel sectors. We provide a state-of-the art platform, technologies, apps, operating systems and technology-enabled services that seamlessly facilitate travel transactions to better serve travelers through travel affiliates and numerous other emerging channels. These technology solutions with access to global travel inventory and extensive negotiated travel content, combined with our distribution network, create a compelling modern travel marketplace. Our modern marketplace provides the increasingly discerning traveler with enhanced options on efficient consumer-friendly technology solutions while supporting our travel supplier partners in utilizing highly perishable travel inventory.
In addition to the rapid development and enhancement of our modern travel marketplace, we are increasingly focused on expanding our penetration of the "gig economy" segment of the travel market. We believe our technology solutions are well suited to serve gig workers seeking more flexible, diverse content and travel services. The feature-rich technology solutions provide the necessary modern consumer engagement services such as conversational commerce, seamless connectivity and 24/7 assistance, as well as operating systems with modern financial technology, insurance and marketing technology services.
We scaled our business rapidly by adding a large base of travel agent customers and extensive private fare content to our modern technology solutions through a series of acquisitions. Since our founding, we have acquired 15 accretive businesses, including four North and South American, EMEA and Asian market ticket consolidators. Our management team believes that our ability to successfully integrate acquisitions is underpinned by our highly efficient operating systems that modernize the process for leisure travel providers to engage consumers and quickly access, search, sell and distribute segment-specific inventory. We expanded the travel content available on our technology solutions by entering relationships with additional travel market suppliers, including network airlines, low-cost carriers, hotel aggregators, and lodging properties, creating an even broader global travel marketplace.
We believe that our technology-led business model positions us well to be a leading travel marketplace in the growing gig economy and recovering global travel market, by supplying modern operating systems for segment-targeted travel search, booking and service. We have leveraged our position in the traditional travel distribution ecosystem to create a marketplace that offers significant depth and breadth of content, transaction platform and innovative technology to maximize value for travelers, travel affiliates and suppliers. We believe the three pillars of our business - technology, content and distribution - create a powerful competitive advantage that will protect our market leadership and propel our future growth into evolving traveler market segments.
Our Business

Our business is built around three areas, where our marketplace value is created: Technology, Content and Distribution.
Technology
Our technology solutions combine consumer-friendly applications and efficient operating systems with access to our global content across all current and emerging market segments. These technology solutions offer our marketplace stakeholders feature-rich tools and services for all aspects of consumer engagement, transaction processing and business development.
Our technology solutions are particularly well positioned to enable emerging stakeholders in the travel market - gig economy workers and travelers - to provide curated content and personalized travel experiences efficiently to discriminating value savvy consumers. Through a modern and intuitive user interface, these gig economy workers gain access to our global content as well as integrated marketing tools, conversational commerce, Fintech solutions, self-service booking and world class 24/7 support. Current hallmarks of our consumer engaging technology features include seamless connectivity across mobile devices, email, SMS and chat, extending conversational commerce to the consumers platform of choice such as Facebook Messenger, WhatsApp, and Slack, while offering reward wallets, sustainability options and traveler safety features.
Our technology solutions also incorporate tools and services that increase revenue and profitability when compared with legacy distribution systems. We are focused on continuously enhancing our technology solutions for gig workers with new and improved technologies, such as conversational commerce, and continue to bring innovation to an industry still largely reliant upon legacy distribution infrastructure, which is not as user-friendly or capable of handling more complex transaction components as our technology solutions. In addition to our market-leading search, booking and transaction tools and service support, our technology solutions incorporate a Fintech solution with an extensive selection of payment options, eWallet integrations, insurance and fraud protection. Furthermore, our Company’s technology offers a multi-channel marketing platform, supporting marketplace participants’ growth and business development with fully integrated marketing campaigns and CRM tools. The end result is a more comprehensive, engaging and cost-effective transaction process for travel consumers, gig workers, travel experts, influencers, affiliated travel agencies, home-based agents and other affiliates, designed to make each of them more productive and competitive.
We have further extended our technology solutions to develop and provide more modern traveler direct applications focused on small and medium sized enterprises (“SME”), member organizations and affiliated consumer market segments. In most instances, we offer our applications through subscription-based models to members of closed user groups seeking feature-rich gig economy services such as curated value-based content and personalized experiences in our omni-channel engagement and delivery systems. To date, we have been able to provide access to this curated and discounted content to over 125 million users. We built these traveler engaging technology solutions to allow our Company, our customers and our suppliers to extend their respective reach into emerging growth segments of the travel market.
Content
We have negotiated rates and private content on a global scale, which we combine with access to all other available travel inventory to create one of the industry’s leading Global Content Hubs (“GCH”). Our GCH’s extensive private fare content is maintained exclusively for our technology solutions and deployed efficiently to segment-specific markets through rules-based systems targeted to closed- and subscriber-user groups.
Although we began as a marketplace for negotiated airfares and private content, we transformed quickly into a one-stop shop for a wide variety of travel supplier inventory with near real time access to substantially all globally available content. To enhance our offerings, we developed our private fares technology solutions to allow negotiated rates and all other value-based supplier inventory to be provided efficiently through the GCH to targeted market segments. Our GCH technology solutions was initially populated with negotiated fares from our acquisitions, featured direct relationships or access to over 500 airlines and over one million hotel and alternative hospitality accommodations. We expect to continue to add new rental car, cruise and tour offerings. Our GCH fuels our travel marketplace, providing global content that caters to a wide range of consumer travel needs and life-style choices. In addition, we offer individuals and SMEs full-service support when needed, with curated options and opportunities to save on travel bookings that fit the changing needs and life-style choices of the existing and emerging value-savvy travel segments.
Distribution
We maintain strong partnerships with stakeholders at every stage in the chain of travel distribution.
Our Company offers our technology solutions to the following target market segments: affiliate travel experts and agencies, distributor and affiliated consumers, corporations, SMEs and enterprise customers. The end travelers of the distributor and affiliated consumer segments are primarily leisure travelers and individual subscribers, whereas customers in the corporate and SME segments are primarily businesses and membership organizations that coordinate travel for their employees and other constituents.
Our distributor target segment is comprised of the fragmented population of gig workers, home-based agents, traditional travel agents and travel management customers who plan, manage or otherwise service travel experiences for leisure travelers. Through both organic growth and strategic acquisitions, we have created one of the industry’s leading distribution platform with an infrastructure designed to grow quickly and at scale. Today, travel professionals partner with us through our technology solutions for access to our extensive GCH and feature-rich operating systems to provide service to millions of end customers. We are well positioned to continue expanding our distribution presence rapidly in the emerging gig travel segment with our modern Mondee “Travel Solution in a Box,” offering the complete suite of conversational commerce customer tools, content access, integrated marketing tools, Fintech solutions, self-service booking and 24/7 support, all geared to building a gig travel community or business.
Our second target segment, affiliated consumers, is composed of discerning travelers focused on value-based offerings and personalized experiences. These influencers and consumers typically affiliate with various personal or recreational life-style pursuits and experience and often pay subscription fees to have the ability to view, create or participate in curated, travel-related experiences. Customers in this segment access our technology solutions generally with subscription-based applications (“apps”). Our technology solutions seamlessly integrates global travel content with curated solutions at value-based prices, backed by 24/7 support services, which appeals to consumers focused on value. Our technology solutions also provides travel suppliers with a targeted network of individuals willing to fill largely excess capacity of seats on flights and hotel rooms in order to optimize load factors, revenue and profitability.

Our enterprise customer, corporate and SME target segment is served on our Rocketrip traveler rewards and our other solutions. Larger businesses are connected with travel suppliers through Rocketrip, which was founded in 2013 and we acquired in 2020. Rocketrip is an enterprise travel platform with a shared-rewards, price-to-beat feature helping companies significantly reduce travel costs by empowering and rewarding employees to make cost-saving decisions. By contrast, Mondee’s comprehensive mobile app travel booking platform caters to SMEs, nonprofits and other membership organizations. Both products are backed by our 24/7 support platform and services and provide value-pricing, detailed reporting and other features that were traditionally reserved only for larger corporations.
All stakeholders in travel distribution benefit from our solutions as they efficiently connect sellers of travel accommodations and solutions with today’s travel consumers. More importantly, the growing reliance on our solutions and marketplace creates an economic moat around our travel marketplace that we believe is a significant competitive advantage for our stockholders.
All of our solutions are supported by seamless customer service. We provide end-to-end travel support service for travel experts, affiliates and travelers through our technology solutions, well-established processes and high efficiency operating tools. These services are currently deployed in our 24/7 contact centers and operations facilities in several countries, including the US, Canada, India, Thailand, and several other countries worldwide. With nearly 1,000 travel professionals as of December 31, 2022, assisting consumers to research, plan and book the best travel options, the service centers also offer in transit support and other travel transaction services including itinerary changes, irregular operations assistance, cancellations, rebooking and rewards application, along with conversational commerce.
Industry and Market Overview
Prior to the COVID-19 pandemic, travel and tourism was one of the largest and fastest growing global economic sectors. We believe these sectors represented approximately 10% of global gross domestic product (“GDP”) in 2019. We believe that global travel industry spending of approximately $1.9 trillion for 2019 was increasing at an annual rate of approximately 6% in the recent years prior to the outbreak of the COVID-19 pandemic. According to OAG, 2022 North American domestic air travel (measured by scheduled air seats) recovered to approximately 91% of 2019 levels while 2022 international scheduled air seats recovered to approximately 69% of 2019 levels.
The travel bookings segment can be subdivided into Self-Service Consumer Travel and Assisted and Affiliated Consumer Travel.
Self-Service Consumer Travel includes travel inventory sold to travelers by airlines and hotel companies directly, Online Travel Agencies and Metasearch companies. We do not focus on this market segment.
Assisted and Affiliated Consumer Travel, on the other hand, includes inventory sold to a traveler through affiliates and curators such as travel agents, travel management companies, corporations, call centers, associations and other membership organizations. Through these third parties, end consumers gain access to airline and hotel reservations, car reservations and other accommodations, which have been configured for specific trip or experience requirements and best-value priced. We focus on this segment of the travel bookings market, which is growing rapidly and is increasing in choice and complexity. According to IBIS Global Tourism GL Industry Report of February 2023 and Global Travel Agency Services GL Industry Report of January 2023, the global travel market is expected to grow by 14.1% on average year on year for the period 2021 and 2025, whilst in the same four-year period the travel agency market is expected to grow by an aggregate 13.5%.
Many of the traditional stakeholders providing Assisted and Affiliated Consumer Travel are still largely dependent on legacy distribution networks and outdated operating systems that rely on traditional booking methods and fail to align with modern consumers’ booking preferences. These stakeholders often lack access to a transaction platform and operating system with current consumer engagement technologies and transaction services, thereby underserving the emerging consumer groups. We believe these stakeholders generally fail to reach or satisfy significant segments of the rapidly emerging gig economy travel market, including small and medium sized enterprises (“SMEs”) and most member organizations, creating significant market opportunities. It is in this Assisted and Affiliated Consumer Travel segment that we provide comprehensive technology solutions and a modern marketplace for both leisure and business travelers.
The Effect of COVID-19
Since March 2020, the COVID-19 pandemic has restricted the level of economic activity around the world and continues to have some impact on the global travel industry. While a general recovery in travel demand began in 2021 and continued through 2022, the pace and scope of the recovery is proving volatile with the periodic surges of COVID-19.

To protect our business from the effects of COVID-19 we took action to reduce costs. In particular, we (a) renegotiated our loan structure with lenders to defer interest payments to manage cash; (b) raised additional capital through equity financing; (c) restructured accounts payable to accommodate a longer time horizon; and (d) invested in and developed technology solutions to increase operating efficiencies and to reduce labor expenses. In 2020 and 2021 we and certain of our U.S. subsidiaries also applied for and received loans from the U.S. Small Business Association Paycheck Protection Program (“PPP”), all of which have been forgiven. In 2021, our Canadian subsidiaries Skylink Travel Inc. and Leto Travel, Inc. (dba CTS Travel) applied for and received Canada Emergency Business Accounts (“CEBA”) loans equal to CAD$80,000 in the aggregate, and loans of CAD$250,000 in the aggregate under the Business Development Bank of Canada’s Highly Affected Sectors Credit Availability Program (“HASCAP”) in emergency assistance from the Canadian government. As of December 31, 2022, CAD$70,000 remains outstanding under the CEBA loans and CAD$243,000 remains outstanding under the HASCAP loan.
We believe that our swift management of expenses, together with our existing cash position, and the PPP, CEBA and HASCAP loans helped us to prudently and successfully manage our business through the COVID-19 pandemic during 2020 and 2021. In addition, while travel restrictions were at their tightest during the COVID-19 pandemic, we took measures to invest in modernizing our technology solutions to best position our Company for growth post-pandemic. For example, in 2021 we acquired Rocketrip and launched TripPlanet as a Mondee app to better serve gig travelers and distribution customers, as well as improve hotel inventory to grow our share of the hotel accommodations market. As a result of some of these actions, we have been able to market our technology solutions to additional closed-user channels, such as member organizations. As of December 31, 2022, over 125 million members of these closed-user channels have access to our technology solutions for their personal travel.

The COVID-19 pandemic also had a material impact on the expansion of the global gig economy and rise of the remote worker. Fundamental shifts have taken place in business practices globally with the significant adoption of remote and virtual work environments. This change, among other generational factors, rapidly increased the proliferation of the global gig economy, creating larger fragmented pools of remote, part-time and home-based gig workers. In many industries, and especially in travel, this shift has created significant market opportunity for remote and home-based business solutions that are comprehensive, seamless and technologically enabled. Our micro-services and self-service modern technology solutions and operating systems, combined with our affiliate and travel agent market segment focus, extensive high-value content access and consumer-friendly apps, give our Company an advantage in this market white space, which we believe will provide us with significant market growth and penetration opportunities.
The effects of COVID-19 have mostly subsided in relation to domestic travel within the United States. Demand for international travel, Mondee’s main business, is still, as of the end of 2022, 69% of the pre-pandemic peak.

Our Competitive Strengths
Based on our internal data, we believe that we account for approximately 5% of the $70 billion private airfare market in North America and have significant penetration in the travel agent segment. We believe the following strengths are key to our ability to obtain and maintain our position as a market leader:
•NextGen Travel Marketplace with unmatched access to extensive content and fares. Our distribution network connects over 55,000 travel affiliates and agents to more than 500 airlines and over one million hotel and alternative hospitality accommodations, and we continue to expand our rental car, cruise and tour content to match emerging consumer demand. We believe this distribution network enables our Company to provide segment-targeted traveler access broadly to its GCH inventory, setting us apart from our competitors. Our flagship user-friendly technology solutions then help travelers in target market segments take advantage of our GCH inventory appropriately and maximize value for all marketplace participants.
•Modern disruptive technology platform and interface. Our travel ecosystem disrupts incumbent solutions by modernizing an industry still reliant on legacy technology infrastructure. Our technology solutions increases the efficiency of transactions, provides great mobile accessibility, and incorporates modern marketing and Fintech tools. The resulting Mondee app is a leading gig economy and travel expert solution in the travel services market that empowers gig workers with the comprehensive infrastructure necessary to build a successful work-from-anywhere travel constituency or business.
•Significant barriers to entry and market leadership. Our Company’s market leadership is protected by a three-pronged moat of content, distribution and unique technology. Our technology solutions create efficiencies, which benefit our partners in the travel marketplace. As a result, both travel suppliers and affiliates rely on our technology solutions to fuel transaction volume.
•Proven management team. Our management team has 125+ years of combined experience in the travel industry, and our Founder and Chief Executive Officer, Prasad Gundumogula (“Gundumogula”), is a seasoned, serial entrepreneur with significant experience adding value to companies at the intersection of travel and technology. Under his leadership and that of our deep team, we have grown quickly, both organically and through several successfully integrated acquisitions. In addition, our management team successfully navigated our Company through the COVID-19 pandemic and reallocated our resources to invest in further acquisitions and the development of our technology solutions, meaning that we are well-positioned to take advantage of the continued market recovery and emerging white-space growth opportunities that are already being realized due to the pent-up demand for travel globally.
•Significant organic and inorganic growth. Between 2015 and 2019, our compounded annual growth rate (“CAGR”) generated through organic growth was approximately forty percent (40%). When growth through our strategic acquisitions is included, our CAGR was approximately sixty percent (60%) during that same period. We believe the size of the private airfare market in 2019 was approximately $70 billion and that this growth led to a 2.4x expansion in our share of gross revenues from the private airfare market in North America between 2015 and 2019 including acquisitions. In 2022, our growth rate was seventy-one percent (71%) year-over-year organically, which illustrates our recovery from the impacts of the COVID-19 pandemic. In addition, with our acquisition of Orinter Tour & Travel, S.A., a Brazilian company (“Orinter”) in January 2023, we anticipate that fiscal year 2023 will also benefit from inorganic growth.
•Proven track record of building scale through acquisitions. We have successfully acquired and integrated 15 businesses, covering content, technology and distribution areas. This M&A activity has built scale and added capabilities to our technology solutions. Furthermore, we have demonstrated an ability to integrate those companies into our existing technology solutions to fundamentally improve the businesses we acquired.
Orinter Acquisition
We completed our first acquisition after the COVID-19 pandemic on January 31, 2023, of Orinter. Orinter is a disruptive growth company in a high-growth market, evidenced by its 2019-2022 net revenue CAGR of 38%, despite two full years of the COVID-19 pandemic. Orinter’s leading B2B position in the hotel, packages, and ground transport markets underpins a take rate of approximately 13% and post pandemic restored profitability of greater than 30% EBITDA margin, with 2022 EBITDA of $9.3 million. The consideration for the acquisition, valued at approximately $40.0 million, was comprised of cash and shares of our Common Stock, plus an additional future earn-out linked to increases in Orinter’s EBITDA.

As of the date of this Annual Report on Form 10-K, Orinter serves 4,800 travel companies whose integration through the Orinter acquisition expands our geographic footprint to include Brazil’s domestic and outbound travel market. Additionally, we believe Orinter’s direct relationships with Latin American hotels will provide valuable cross-sell opportunities for us. Furthermore, the acquisition will enable us to broaden our distribution of Orinter’s travel content through access to our 50,000 travel affiliates and access to 125 million closed group members. We also plan to leverage our proprietary technology solutions and deploy revenue enhancements such as fintech and ancillary solutions at Orinter, while optimizing expenses to achieve meaningful top-line and bottom-line synergies.

Our Business Strategy for Future Growth
We will continue to capitalize on our disruptive technology, extensive content and large, scalable distribution network to propel our future growth both organically and through acquisitions. We believe this multi-pronged strategy best positions our Company to take advantage of the pent-up demand, changes and rapid growth of the travel market expected in the recovery from the COVID-19 economic slowdown.
Technology
Our technology solutions bring needed innovation to an industry that remains largely run on legacy distribution systems. We plan to continue innovating and further disrupt the travel market by prioritizing the following growth-oriented actions:
•Expand our Leading Travel Platform for the Gig Economy. We have prioritized the implementation and ongoing expansion of Mondee’s “Travel Solutions in a Box” offering, which will require the continued building of infrastructure supporting the emerging gig travel economy. We intend to equip travel experts and gig workers with our full suite of business tools and efficiently provide them with full access to our travel content.
•Extend our Platform to Serve SMEs. We are using our technology to identify new customer segments, such as small businesses. According to Statista, there were over 300 million SMEs globally in 2021 and we estimate that millions of them book online and receive no special treatment. We believe our subscription-based service can help these small enterprises achieve savings on travel bookings, while also receiving superior customer service. We launched our direct subscription service to SMEs, membership organizations, and other affinity groups in the second half of 2021, and we have already experienced tremendous growth in this product, with more than 125 million members having access as of December 31, 2022.

•Monetize New Features. We believe we can maximize profits by implementing further add-on and ancillary booking features on our platform. For example, our customers may select an ancillary, such as premium seat selection, trip insurance or fraud protection, when booking a flight, hotel, or other travel products for additional costs. We believe adding these lucrative features will expand our technology solutions.
Content
We already have an extensive high value inventory of travel content for all travel segments, and we believe the following initiatives help us to further expand the quality and depth of our travel content offerings:
•Expand Global Flight Content. To differentiate our Company from our competitors, we continue to expand our extensive flight content by working with all airlines as they need to fill planes quickly as the impact of the COVID-19 pandemic wanes. Most airlines reduced flights and capacity to partially offset the significant reduction in passenger traffic, rapid decrease in their load factors and steep increase in their losses. As the travel market recovery progresses and these airlines reopen their routes and reestablish capacity, they will need additional help to fill seats and increase load factors. We have anticipated this need and have prioritized implementation of our content expansion.
•Strengthen Hotel and other Non-Flight Inventory. We added hotel bookings to our technology solutions in 2020 and non-flight content accounted for less than 20% of our bookings, as of December 31, 2022. We continue to focus on expanding our hotel content with targeted acquisitions and by building relationships with additional hotels and other alternative lodging suppliers. We also believe our subscription-based products will appeal to hoteliers hoping to fill last-minute room inventory. Lastly, we plan to leverage our strength in airfare content to increase hotel demand by featuring hotel bookings as an add-on and/or bundled offering to primarily air transactions.
•Add New Categories of Content. We have prioritized the addition of new categories of travel content, such as cruises, travel packages, events and entertainment, organically and through acquisitions. For example, travel affiliates currently initiate a majority of cruise bookings through offline channels and specialty distributors, therefore, we can leverage our strong relationships with travel affiliates and our positioning with emerging gig workers globally to expand our cruise relationships and content. We have already implemented relationships and arrangements that will provide additional hotel, cruise, activities and event tickets and content to be released on our technology solutions during the first half of 2023.
Distribution
We maintain a distribution network that included over 55,000 travel experts and agents, enterprise corporate customers, and partners with direct channels to travelers as of December 31, 2022. While our distribution network is already large, we believe there is substantial room for growth in both the leisure and business travel sectors. We plan to take the following actions to strengthen our worldwide travel distribution network:
•Increase International Market Share. We plan to expand our presence globally to become a leading operating system for global travel accommodations. We plan to make international expansion a priority in 2023 and in the future.
•Facilitate the Growth of the Gig Travel Economy. We are expanding our “Travel Solutions in a Box” offering, which is designed to enable travel experts and gig workers to become competitive travel providers. We expect that this new pool of gig workers will exponentially increase the travel provider market in the near future. Importantly, these travel experts and gig workers will rely on our technology solutions to conduct this business, strengthening our competitive advantage vis-à-vis legacy providers that do not have this technology. We expect the new gig travel economy will also encourage travel suppliers that desire to sell their travel content through these new gig travel providers to use our marketplace, which will further bolster our content and distribution network. We have initiated a travel affiliate network program (“Affiliate Network Program”) to provide travel experts and intermediaries, who sign up to use our technology solutions exclusively, with more complete access to our technology solutions and content for better overall distribution economics and offerings. The current rollout of our Affiliate Network Program is expected to grow transaction volumes across our technology solutions in the short- to medium-term, while enabling more rapid adoption of our services by emerging travel experts and gig workers.
•Grow the Subscription-Based Affiliated Consumer Revenue Model. Our apps will be the members-only subscription-based technology solutions giving value-savvy leisure travelers access to appropriate segment-targeted rates on flights and hotels. The modest annual subscription fee will provide us with a recurring revenue stream and increase customer stickiness by supplying superior travel pricing combined with a loyalty rewards program and free ancillary packages. By targeting existing leisure travelers with various marketing and viral campaigns, we believe our apps will achieve rapid adoption and growth.

•Expand SME Travel Market Share. Traditionally, only large enterprises have had access to value pricing, better service and reporting, but with our technology solutions, we provide these features efficiently to SMEs, nonprofits and other membership organizations. Our apps already bring a deep set of travel benefits and we plan to grow this business by targeting more small businesses and non-business organizations, while further expanding offerings to include new leisure travel benefits to employees and members of enterprises.
Strategic and Accretive M&A
We have historically built scale and added capabilities through merger and acquisition transactions. We have demonstrated an ability to execute accretive and synergistic acquisitions as well as integrate and fundamentally improve our acquired businesses. During 2023, we expect to continue pursuing strategic opportunities that strengthen our technology solutions, expand the breadth and depth of our content, and enhance our distribution infrastructure.
In particular, among a number of emerging growth options, we have identified potential opportunities that will grow our inventory of hotel and lodging, cruise and tour offerings. With even greater content offerings, our Company plans to expand our travel and experiences packaging capabilities, and we are assessing acquisition candidates with this expertise to enhance these functions on our technology solutions. Also, we have identified opportunities to increase our international footprint by acquiring distributors, aggregators and platforms based in Latin America, Europe and other international markets.
We will continue to actively monitor and evaluate these and future opportunities in our mergers and acquisitions pipeline in both the near- and mid-term.
Competition
The travel services industry is competitive. Travel suppliers, travel distributors and wholesalers, OTAs, travel agencies and corporate travel service providers all compete for a share of the overall travel market, and we compete for our own share across multiple market segments. The following, however, are most relevant in the Assisted and Affiliated Customer Travel segment:
•Larger Travel Agencies and Managed Travel Companies. This segment consists primarily of a few traditional consolidators, regional wholesalers and some larger international travel agencies, such as Flight Centre Travel Group, Internovas’ Travel Leaders Group, and Corporate Travel Management. These companies generally provide travel agents with private fare inventory utilizing primarily legacy distribution systems, which we believe do not compete favorably with our modern technology solutions. Most of these competitors are based outside the North American market with a specific area of geographic focus, whereas we have comprehensive global content and supplier partnerships.
•Corporate Travel Service Providers. There are a number of travel service providers that offer discounted fares and customer service to large corporations, such as Navan (previously TripActions) and Egencia, that might compete directly with our services in certain market sub-segments, which currently comprise a small part of our revenues since we are focused on leisure, not corporate, travel. These corporate or otherwise managed travel companies, however, have neither historically extended offerings to SMEs, nonprofits, associations, and membership organizations, nor provided competitive subscription-based services. We target these corporate and SME customer groups with the same level of benefits and services typically afforded only to large corporations.
In the future, we may face increased competition through the emergence of new competitors or business models. Some of our competitors may have access to significant financial resources, greater name recognition and well-established client bases in their target customer segments, differentiated business models, technology and other capabilities, or a differentiated geographic coverage, which may make it more difficult for our Company to attract new customers. Nevertheless, we believe our extensive content, large, and scalable distribution and innovative technology establish a significant and competitive advantage for our diverse product offerings that sustainably distinguishes us from other market players.
Suppliers/Partners and Customers
Travel suppliers, such as airlines, hoteliers, rental car agencies, cruise companies, tour operators, insurance companies and all three major GDS service providers supply our Company with travel content and ancillary products. We have longstanding relationships with almost all global networks and most low-cost carriers representing over 500 airlines, most international hotel and hospitality companies representing over one million hotel and alternate hospitality accommodations, most international car rental companies, and several other travel inventory and ancillary travel product suppliers.

Our customers and content consumers primarily fall into the three following categories:
•Gig Economy Workers, Travel Experts, Home Based Agents, and Travel Agencies. We currently provide travel inventory and other travel content to over 55,000 travel affiliates and agents worldwide through our technology solutions and, with the planned release of our platform’s new features, we will also create a network of gig travel workers, home-based agents and social medial influencers that use our technology solutions to deliver curated travel experiences to end consumers. Gig-economy workers in the travel influencer and services space are able to partner with us to develop, grow and monetize their existing and newly-acquired traveler networks. They receive access to the latest technology travel platform, service support, financial technology solutions and value-priced content to drive significant growth. Examples of these types of gig-economy workers include: trip curators who create and publish trips and personalized experiences for use by travelers; social media influencers who build large followings by socializing their travel experiences and desire to expand from content to commerce by helping their followers experience the world differently; travel experts, who are independent travel organizations that utilize our technology solutions and global travel content at competitive prices to deliver some of the broadest custom travel experiences; and content writers who publish travel blogs and influencer content that can be converted to vacation and personalized experience packages.
•SMEs and Other Organizations. Corporations and other organizations comprise another core group of our customer base. Rocketrip works with large-scale enterprise customers to motivate their employees with shared rewards to save costs on business travel by making more value-conscious travel choices. Our apps, on the other hand, provide comprehensive travel booking services on a subscription basis to employees and members of SMEs, nonprofits, and other membership organizations. Our technology solutions’ customer base includes access to over 125 million members.
•Travel Consumers. Gig travelers and affiliated consumers make up the third primary group of our customers. In addition to our current direct consumers supported by our call centers, we will sell travel inventory through subscription-based services to value-savvy consumers in life-style affiliated cohorts.
Intellectual Property
Our intellectual property is an important component of our business. We rely on a combination of domain names, trademarks, copyright, know-how and trade secrets, as well as contractual provisions and restrictions, to protect our intellectual property. These include our proprietary technology solutions, software, customer lists, affiliate network lists, and other innovations. As of December 31, 2022, we have no active patents or patent applications, but we intend to pursue patent protection to the extent we believe it would be beneficial and cost effective.
As of March 31, 2023 we owned nine U.S. registered or pending trademarks and registered or pending trademarks in seven other jurisdictions. We also own several domain names including “mondee.com,” “trippro.com,” “rocketrip.com” and “tripplanet.com.”
We rely on trade secrets and confidential information to develop and maintain our competitive advantage. We seek to protect our trade secrets and confidential information through a variety of methods, including confidentiality agreements with employees, third parties, and others who may have access to our proprietary information. We also require key employees to sign invention assignment agreements with respect to inventions arising from their employment, and restrict unauthorized access to our proprietary technology. In addition, we have developed proprietary, artificial intelligence (“AI”) -driven software that is protected through a combination of copyright and trade secrets.
Notwithstanding our efforts to protect our intellectual property, there can be no assurance that the measures taken will be effective or that our intellectual property will provide any competitive advantage. We can provide no assurance that any patents will be issued from our pending applications or any future applications or that any issued patents will adequately protect our proprietary technology. Our intellectual property rights may be invalidated, circumvented or challenged. Furthermore, the laws of certain countries do not protect intellectual property and proprietary rights to the same extent as the laws of the United States and, as a result, we may be unable to protect our intellectual property and other proprietary rights in certain jurisdictions. In addition, while we have confidence in the measures we take to protect and preserve our trade secrets, we cannot guarantee these measures will not be circumvented, or that all applicable parties have executed confidentiality or invention assignment agreements. In addition, such agreements can be breached, and may not have adequate remedies should any such breach occur. Accordingly, our trade secrets may otherwise become known or be independently discovered by competitors.
Sales and Marketing
At Mondee, our marketing strategy is all about capturing lifetime customers and expanding our market share in new and emerging regions. We achieve this by carefully allocating our marketing budget and focusing on the right time in the cycle. We prioritize targeting both existing and prospective customers with specific net rates and incentives, such as offering them complimentary services for a certain number of bookings. This not only helps us retain our current customers but also attracts new customers who are likely to become loyal and valuable over time. As we expand into new regions, we tailor our marketing strategies to the local market by understanding their culture and preferences. This enables us to create targeted campaigns that resonate with potential customers and increase our chances of success. Our goal is to offer our customers travel-related technology solutions and experiences that will help us monetize them at a later point. By efficiently allocating our marketing budget and continuously analyzing the results, we can maximize our return on investment and drive sustainable growth for Mondee. We are committed to creating a loyal customer base that will not only generate revenue for us but also provide positive word-of-mouth and help us expand our business further.
In addition to capturing lifetime customers through incentives, our marketing strategy includes brand, performance and viral marketing, such as word of mouth, peer-to-peer, micro-networking and crowd sourcing, as well as nurture marketing. Brand marketing, which may also include our presence on social media platforms, increases awareness among potential customers, helping them to understand the benefits of using our technology solutions to book their travel experiences, including flights, hotels, cars, cruises and tours. We deploy performance marketing strategies through digital and offline channels to drive additional traffic and transactions from high-intent prospective customers. An example of these marketing campaigns is the use of online marketing companies for paid clicks and conversion results. To increase the efficiency of our performance marketing initiatives, we utilize a customer relationship management platform, which provides further opportunities to personalize marketing campaigns and target advertising to specific market segments. We complement our brand and performance marketing with nurture initiatives through email and outbound communications to ensure that we retain high-value customers, increase brand loyalty and drive recurring transactions.
Furthermore, we engage in affiliate performance marketing programs, traditional public relations and communications activities, such as trade show participation, to strengthen our brand and enable us to be less reliant on performance marketing, reducing our customer acquisition costs. Our communications team works across press and policy channels to share timely and important news about our Company. They also oversee the execution of a consumer, product, corporate, and policy communications plan that supports our brand strategy. Our sales and operating teams develop performance based affiliate marketing programs that reward our affiliates for successfully completing sales and travel transactions with travelers.

On December 1, 2022, we appointed Kymber Lowe as our Chief Marketing Officer. With two decades of senior executive experience, Ms. Lowe has led growing marketing, global brand, and content initiatives, partnerships, lifecycle marketing, and operations. She has driven measurable brand awareness programs, partner leads and enablement, new customer growth, and customer engagement. Prior to joining the Company, Ms. Lowe held various leadership roles at Microsoft from October 2020 to November 2022, at Amazon from January 2016 to August 2020, as well as at Lifelock and Visa. As our CMO, Ms. Lowe will help develop go-to-market programs for our existing and emerging markets. She is tasked with optimizing our go-to-market strategy, enhancing our leading next-gen travel marketing team, and further developing our brand positioning for the rapidly emerging gig economy in travel. Additionally, Ms. Lowe will collaborate with suppliers on customer marketing and sales programs.

Research and Development
We have a research and development culture that rapidly and consistently delivers high-quality enhancements to the functionality, usability, and performance of our technology solutions. As of December 31, 2022, we have assembled a team of more than 125 highly skilled engineers, designers, product managers, and data scientists whose expertise spans a broad range of technical areas. We embrace a “DevOps” culture and have structured our technology division as cross-functional, agile delivery teams, which integrate product management, engineering, data science, design, and system operations. We utilize a micro-services architecture that allows our teams to release updates rapidly and independently. We focus on creating rich customer experiences, while also architecting for massive scale. We believe our Company’s web-based offerings are responsive, mobile-enabled, and operating system-agnostic.
Regulatory Compliance
Our overall business approach and strategy includes rigorous attention to regulatory compliance, as our operations are subject to regulations in the following principal areas, across a wide variety of jurisdictions.
Travel Licenses and Regulation
We maintain travel licenses or registrations in the jurisdictions in which they are required for us to conduct business. We are required to renew our licenses, typically on an annual basis, and to do so, must satisfy the licensee renewal requirements of each jurisdiction. Failure to satisfy any of the requirements to which our licensed entities are subject could result in a variety of regulatory actions ranging from fines, directives requiring remedial action, suspension of a license or, ultimately, revocation of a license.

In the United States, our businesses are subject to regulation by the Department of Transportation under the U.S. Transportation Code and state agencies under state travel laws and, in Ontario, the Travel Industry Council of Ontario, and we must comply with various rules and regulations governing the holding out, offering, sale and arrangement of travel products and services as a travel agency and, in the case of the Department of Transportation, air transportation as a ticket agent. Failure to comply with these rules and regulations could also result in a variety of regulatory actions, including investigations, fines, or directives requiring remedial action.
Our businesses also are subject to licensing requirements imposed by airline-established organizations, including agent accreditation requirements by the Airline Reporting Corporation (“ARC”) in the United States and, in other countries, the International Air Transport Association (“IATA”). Pursuant to such accreditations, our businesses are authorized to sell and issue tickets on behalf of various airlines, subject to agent rules set by the ARC and the IATA. If we fail to comply with such rules, it could result in the suspension or revocation of our authority to sell and issue tickets on behalf of one or more airlines.
As we continue to expand the reach of our technology solutions into other regions, we are increasingly subject to laws and regulations applicable to travel advisors or tour operators in those regions, including, in some countries, pricing display requirements, licensing and registration requirements, mandatory bonding and travel indemnity fund contributions, industry specific value-added tax regimes and laws regulating the provision of travel packages.
Privacy and Data Protection Regulation
In processing travel transactions and information about customers, we receive and store a large volume of personal information (“PI”), which is information from which an individual can be directly or indirectly identified and including household data in some jurisdictions. The collection, storage, processing, transfer, use, disclosure and protection of PI are increasingly subject to legislation and regulations in numerous jurisdictions around the world, such as the European Union’s General Data Protection Regulation (“GDPR”) and variations and implementations of that regulation in the member states of the European Union, as well as privacy and data protection laws and regulations in various U.S. states and other jurisdictions, such as the California Consumer Privacy Act (“CCPA”) (as amended by the California Privacy Rights Act (“CPRA”)), the Virginia Consumer Data Protection Act, the Canadian PI Protection and Electronic Documents Act (“PIPEDA”), and the UK General Data Protection Regulation and the UK Data Protection Act. Laws also exist already and are further developing in other parts of the world including Asia, India and South and Central America.
We incorporate a variety of technical and organizational security measures and other procedures and protocols to protect data within our technology solutions, including PI pertaining to guests and employees, and we are engaged in an ongoing process of evaluating and considering additional steps to maintain compliance with the CCPA, GDPR, PIPEDA, the UK General Data Protection Regulation, and the UK Data Protection Act.
Employment
We are also subject to laws governing our relationship with employees, including laws governing wages and hours, benefits, immigration and workplace safety and health.
Other Regulation
Our business is subject to various other laws and regulations, involving matters such as income tax and other taxes, consumer protection, online messaging, advertising and marketing, the U.S. Foreign Corrupt Practices Act and other laws governing bribery and other corrupt business activities, and regulations aimed at preventing money laundering or prohibiting business activities with specified countries or persons. As we expand into additional markets, we will be subject to additional laws and regulations.
Effect of Compliance
We believe that our operations are substantially in compliance with all applicable laws and regulations, however laws and government regulations are subject to change and interpretation.

Our costs of complying with various regulations, including federal, state, and local environmental laws, have not been material. Furthermore, compliance with these laws, rules, and regulations have not had, and are not expected to have, a material effect on our capital expenditures, results of operations, and competitive position as compared to prior periods.

The regulatory environment in each market is often complex, evolving and can be subject to significant change. Some relevant laws and regulations are inconsistent, ambiguous, and could be interpreted by regulators and courts in ways that could adversely affect our business, results of operations, and financial condition. Moreover, certain laws and regulations have not historically been applied to an innovative hospitality provider such our Company, which often makes their application to our business uncertain. For additional information regarding the laws and regulations that affect our business, see the section titled “Risk Factors” in this Annual Report on Form 10-K.
Employee and Human Capital Resources
We have adopted a high-performance culture. By staying true to these values, we have created a business where talented people can do great work, be rewarded competitively and drive value for all stakeholders. These values guide our Company in individual everyday tasks to high-level strategic planning and foster a culture of dialogue, collaboration, recognition, achievement and sense of family that contributes to our long-term success. As of December 31, 2022, we had 932 total employees and 927 full-time employees.
We engage and empower our team with ongoing career, learning, and development opportunities, fostering a growth mindset and culture where all voices are heard and team members can build a strong bench of leaders for tomorrow’s business challenges. Continued growth and success will depend on the performance of our current and future employees, including our management team. Recruitment and retention of these individuals is vital to growing the business and meeting the objectives of our business plans. We espouse the principle that all team members can bring their whole selves to work and thrive.
Importantly, our values and the culture they inspire extend to our relationships with each of our customer and corporate partners. We foster a long-term, personal rapport with each, which not only promotes high customer satisfaction, but also fulfills the mission to change the way travelers experience the world. After more than 10 years, we believe our culture is real, valued, deeply-ingrained, and sustained in part by robust and scalable training that helps create consistently positive customer interactions and experiences.
About Us

Mondee Holdings, Inc. (f/k/a ITHAX Acquisition Corp.) was formed as a Cayman Islands exempted company on October 2, 2020. On July 18, 2022, we completed the Business Combination, which resulted in the acquisition of Mondee, and the redomiciliation of our Company to the State of Delaware. Further information on the Business Combination is incorporated herein by reference. On July 18, 2022, we began trading under the ticker symbol “MOND” on The Nasdaq Global Market.

Available Information

Our website address is www.mondee.com. We make available on our website, free of charge, our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, and our Current Reports on Form 8-K, proxy statements, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains a website that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov. The information found on our website is not incorporated by reference into this Annual Report on Form 10-K or any other report we file with or furnish to the SEC.

ITEM 1A. RISK FACTORS
An investment in our securities involves a high degree of risk. You should consider carefully all of the following risks and uncertainties described below, together with the other information contained in this Annual Report on Form 10-K, including our financial statements and related notes, before making a decision to invest in our securities. The risks described below are not the only ones facing us. If any of the following risks occur, or if additional risks and uncertainties not presently known to us or that we currently believe to be immaterial occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. This Annual Report on Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a number of factors, including the risks described below. See Special Note Regarding Forward-Looking Statements in this Annual Report on Form 10-K.
Risks Related to Our Financial Condition and Status as an Early Stage Company

We have experienced substantial growth over limited periods of time, which makes it difficult to forecast our future results of operations.

Since 2015, we have experienced substantial growth in net revenue as a result of organic activities as well as through a series of acquisitions. During the period from 2015 to 2019, net revenues derived from business activity at the beginning of the period generated a CAGR of approximately 40%, and when including the contribution from businesses acquired during the period, a CAGR of approximately 60%. Subsequently, in 2022, our growth rate was seventy-one percent (71%) year-over-year organically, which illustrates our recovery from the impacts of the COVID-19 pandemic. In light of this substantial growth within limited periods, our historical results should not be considered indicative of our future performance. Furthermore, our ability to accurately forecast results of operations in the future is limited and subject to a number of uncertainties, including our ability to plan for and model future growth and our ability to develop new products and services. In future periods, our growth could slow or decline for a number of reasons, including but not limited to, slowing demand, increased competition, changes to technology, inability to scale up our technology, a decrease in the growth of the market, or our failure, for any reason, to continue to take advantage of growth opportunities.

We have also encountered, and will continue to encounter, risks and uncertainties frequently experienced by growing companies in rapidly changing industries. If our assumptions regarding these risks and uncertainties and our future growth are incorrect or change, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations, and our business could suffer.

If we are unable to manage our growth or execute our growth strategies effectively, our business and prospects may be materially and adversely affected.

We may be unable to scale our business quickly enough to meet customer and market demand, which could result in lower profitability or cause us to fail to execute on our business strategies. To grow our business, we will need to continue to evolve and scale our business and operations to meet customer and market demand. Evolving and scaling our business and operations places increased demands on our management as well as our financial and operational resources to:
•attract new customers and grow our customer base;
•maintain and increase the rates at which existing customers use our platform, sell additional products and services to our existing customers, and reduce customer churn;
•invest in our platform and product offerings;
•effectively manage organizational change;
•accelerate or refocus research and development activities;
•increase sales and marketing efforts;
•broaden customer-support and services capabilities;
•maintain or increase operational efficiencies;
•implement appropriate operational and financial systems; and
•maintain effective financial disclosure, controls, and procedures.

In addition, we may experience significant fluctuations in our operating results and rates of growth. Even if the market in which we compete achieves forecasted growth, our business could fail to grow at similar rates, if at all. Our success will depend upon our ability to successfully expand our solutions and services, retain customers, bring in new customers and retain critical talent.

If we cannot evolve and scale our business and operations effectively, we may be unable to execute our business strategies in a cost-effective manner and our business, financial condition, profitability and results of operations could be adversely affected.

Our business depends on our marketing efficiency and the general effectiveness of our marketing efforts.

Our success relies on efficiently marketing our Company to corporate entities, travel agents, travel management companies and end consumers. Our business to business marketing aims to drive activity and attract businesses to our technology solutions and websites, and our business to business-to-consumer (“B2C”) marketing aims to drive engagement with these businesses, travelers and end users of our products.

We may be successful in attracting new customers or members in the form of corporations, travel agents, travel management companies or entities. However, there is a risk that these customers’ end consumers will not engage with or use our products at a rate at which we will see a significant revenue increase from such customers, because we depend on their relationships with our corporate customers, travel agents and travel management companies to help drive this engagement.

We invest considerable financial and human resources in our technology solutions to retain and expand our customer base in existing and emerging markets. We expect that the cost of maintaining and enhancing our technology solutions will continue to increase, and given the economic uncertainty and unpredictability around the ongoing travel industry recovery, decisions we make on investing in technology solutions could be less effective and costlier than expected.

We rely on the value of our technology solutions, and the costs of maintaining and enhancing our technology solutions are increasing. In recent years, certain online travel companies and metasearch websites expanded their offline and digital advertising campaigns globally, increasing competition for share of voice, and we expect this activity to continue in the future. We are also pursuing, and expect to continue to pursue, long-term growth opportunities, particularly in emerging markets, which have had and may continue to have a negative impact on our overall marketing efficiency.

Our efforts to preserve and enhance customer awareness of our technology solutions may not be successful, and even if we are successful in our branding efforts, such efforts may not be cost-effective or as efficient as they have been historically, resulting in less direct traffic and increased customer acquisition costs. Moreover, branding efforts with respect to some brands within the our portfolio have in the past, and may in the future, result in marketing inefficiencies and may negatively impact growth rates of other brands within our portfolio. In addition, our decisions over allocation of resources and choosing to invest in branding efforts for certain brands in our portfolio at the expense of not investing in, or reducing our investments in, other brands in our portfolio could have an overall negative financial impact. If we are unable to maintain or enhance customer awareness of our technology solutions and generate demand in a cost-effective manner, it could have a material adverse effect on our business and financial performance.

Risks Related to Our Business and Industry

We have incurred negative cash flows from operating activities and significant losses from operations in the past and if we are unable to either generate positive cash flows from operating activities or raise additional capital when desired and on reasonable terms, our business, results of operations, and financial condition could be adversely affected.

We have incurred negative cash flows from operating activities and significant losses from operations in the past as reflected in our accumulated deficit of $280.3 million as of the year ended December 31, 2022. We believe that current cash and cash equivalents, as well as the $15.0 million unused line of credit, will be sufficient to fund our operations for at least the next 12 months. Our future capital requirements, however, will depend on many factors, including the on-going effects of the COVID-19 pandemic, consolidation of the travel industry, changes in the general market conditions for travel services, and future business combinations. In the future, we may enter into arrangements to acquire or invest in complementary businesses, services, and technologies, including intellectual property rights. From time to time, we may seek to raise additional funds through equity and debt. If we are unable to either generate positive cash flows from operating activities or raise additional capital when desired and on terms acceptable to us, our business, results of operations, and financial condition could be adversely affected.

Adverse changes in general market conditions for travel services, including the effects of macroeconomic conditions, terrorist attacks, natural disasters, health concerns, civil or political unrest or other events outside our control could materially and adversely affect our business, liquidity, financial condition and operating results.

Our revenue is derived from the global travel industry and would be significantly impacted by declines in, or disruptions to, travel activity, particularly air travel. For example, the COVID-19 pandemic caused significant disruption in the travel industry and resulted in a material adverse impact on our business. Global factors over which we have no control but which could impact our clients’ willingness to travel and, depending on the scope and duration, cause a significant decline in travel volumes include, among other things:
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
•increasing costs, including due to inflation, and pressures due to declining economic conditions, including a potential recession;
•cyber-terrorism, political unrest, the outbreak of hostilities or escalation or worsening of existing hostilities or war;
•natural disasters or severe weather conditions, such as hurricanes, flooding and earthquakes;
•climate change-related impact to travel destinations, such as extreme weather, natural disasters, and disruptions, and actions taken by governments, businesses and supplier partners to combat climate change;

•the occurrence of travel-related accidents or the grounding of aircraft due to safety concerns;
•adverse changes in visa and immigration policies or the imposition of travel restrictions or more restrictive security procedures; and
•any decrease in demand for consumer or business travel could materially and adversely affect our business, financial condition and results of operations.
Our business and financial performance is affected by macroeconomic conditions. Travel expenditures are sensitive to personal and business-related discretionary spending levels and tend to decline or grow more slowly during economic downturns, including during periods of slow, slowing, or negative economic growth, higher unemployment or inflation rates, weakening currencies and concerns over government responses such as higher taxes or tariffs, increased interest rates and reduced government spending. Concerns over government responses to declining economic conditions such as higher taxes and reduced government spending could impair consumer and business spending and adversely affect travel demand. In addition, our relative exposure to certain sectors versus the broader economy may mitigate or exacerbate the effect of macroeconomic conditions. The global travel industry, which historically has grown at a rate in excess of global GDP growth during economic expansions, has experienced cyclical downturns in the past in times of economic decline or uncertainty. Future adverse economic developments in areas such as employment levels, business conditions, interest rates, tax rates, environmental impacts, fuel and energy costs and other matters could reduce discretionary spending and cause the travel industry to contract. The uncertainty of macroeconomic factors and their impact on client behavior, which may differ across regions, makes it more difficult to forecast industry and client trends and the timing and degree of their impact on our markets and business, which in turn could adversely affect our ability to effectively manage our business and could materially and adversely affect our business, financial condition and results of operations.

Our international business exposes us to geopolitical and economic risks associated with doing business in foreign countries. We have operations in the U.S., Canada, India, Thailand, and several other countries worldwide, and we indirectly provide services to travelers worldwide through our partners and affiliates. Our international operations could pose complex management, compliance, foreign currency, legal, tax, labor, data privacy and economic risks that we may not adequately address, including changes in the priorities and budgets of international travelers and geopolitical uncertainties, which may be driven by changes in threat environments and potentially volatile worldwide economic conditions, various regional and local economic and political factors, risks and uncertainties, as well as U.S. foreign policy. We are also subject to a number of other risks with respect to our international operations, including:
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

We present certain results and trends in this Annual Report on Form 10-K related to our business and the travel industry more generally, which are based on an analysis of then available or preliminary data, and the results, related findings or conclusions are subject to change. No assurances can be given that these results and trends, or that our expectations surrounding our business or the travel industry, will be accurate. These risks are heightened by the uncertainty of the COVID-19 pandemic, Russia’s invasion of Ukraine, macroeconomic conditions and the impact of these and other similar events on the travel industry and our business. Further, unanticipated events and circumstances may occur and change the outlook surrounding our business and the travel industry in material ways. Accordingly, certain of our expectations related to our business and the travel industry more generally may not occur as expected, if at all, and actual results or trends presented may differ materially from what we expect.

Our liquidity and ongoing access to capital could be materially and negatively affected by increased volatility in the financial and securities markets.

Our continued access to sources of liquidity depends on multiple factors, including global economic conditions, the condition of global financial markets, the availability of sufficient amounts of financing and our operating performance. There has been increased volatility in the financial and securities markets, as well as increased inflation and interest rates, which have generally made access to capital less certain and has increased the cost of obtaining new capital. We utilized a portion of the proceeds of the Business Combination to repay $40 million of our current outstanding indebtedness. Additionally, we raised $85 million in proceeds from the sale of our Series A Preferred Stock to help fund growth and operations. However, we may need to obtain equity, equity-linked, or debt financing in the future to fund our operations, and there is no guarantee that such debt financing will be available in the future, or that it will be available on commercially reasonable terms, in which case we may need to seek other sources of funding. In addition, the terms of our existing and any future debt agreements could include restrictive covenants, which could restrict our business operations.

Major bank failure or sustained financial market illiquidity, could adversely affect our business, financial condition and results of operations.

We face certain risks in the event of a sustained deterioration of domestic or international financial market liquidity. In particular:

•We may be unable to access funds in our deposit accounts on a timely basis. Any resulting need to access other sources of liquidity or short-term borrowing would increase our costs.
•In the event of a major bank failure, we could face major risks to the recovery of our bank deposits. A substantial portion of our cash and cash equivalents are either held at banks that are not subject to insurance protection against loss or exceed the deposit insurance limit.
•We may be unable to borrow from financial institutions or institutional investors on favorable terms, or at all, which could adversely impact our ability to pursue our growth strategy and fund key strategic initiatives.

While Mondee is not currently aware of any liquidity issues directly impacting the financial institutions where Mondee holds cash deposits or securities, if financial liquidity deteriorates, there can be no assurance we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

The COVID-19 pandemic and the measures taken to contain it have and will continue to have an adverse impact on our financial condition and results of operations, and if measures taken by management to ameliorate the impact of these COVID-19 related uncertainties are unsuccessful or insufficient, we may be unable to continue to fund our operations, develop our platform, or discharge our liabilities in the normal course of business.

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

While there is current evidence of the travel market transactions recovering, management will continue to monitor impacts on travel transaction volumes of the COVID-19 virus and future variants on a real-time basis and will update and immediately enact initiatives to scale our business infrastructure and operating expenses up or down as appropriate to ensure optimal earnings and cash flows in future periods. In addition, management will continue to coordinate with suppliers, operating partners, and our financial partners to attempt to arrange adequate capital to withstand potential COVID-19 induced volume variability. If we are unable to raise additional capital, increase operating efficiencies or reduce expenses we may be unable to continue to fund our operations, develop our platform, or discharge our liabilities in the normal course of business.

We have pledged substantially all of the assets of our Company under our existing debt agreements. If the lenders accelerate the repayment of borrowings, we may not have sufficient assets to repay them and our financial condition and results of operations could be adversely affected.

On December 23, 2019, we entered into a financing agreement (as amended from time to time, the “TCW Agreement”) with TCW Asset Management Company LLC (“TCW”), and the lenders party to the agreement from time to time (“Lenders”), consisting of a $150 million multi-draw term loan in aggregate (the “Term Loan”), of which the first draw was for a principal amount of $95 million. On February 6, 2020, we entered into a first amendment to the TCW Agreement and an incremental joinder with TCW for an aggregate principal amount of $55 million. On January 11, 2023, we entered into a ninth amendment to the TCW Agreement for an aggregate principal amount of $15 million and to provide that we may request a term loan of an additional $20 million, which request may be accepted or rejected by the Lenders. These facilities are guaranteed by our Company and are secured by substantially all of our assets. To date, we have entered into a number of amendments to the TCW Agreement, including amendments that changed the repayment terms. However, if for whatever reason we are unable to make scheduled payments when due or to repay such indebtedness by the schedule maturity date, we would seek the further consent of our Lenders to modify such terms. Although our Lenders have previously agreed to 10 prior modifications of the TCW Agreement and the waiver of past payment defaults, there is no assurance that the Lenders will agree to any such modification in the future and could then declare an event of default. Upon the occurrence of an event of default under the TCW Agreement, the Lenders could elect to declare all amounts outstanding thereunder to be immediately due and payable. We have pledged substantially all of the assets of our Company under the TCW Agreement. If the Lenders accelerate the repayment of borrowings, we may have insufficient assets to repay the Lenders pursuant to the terms of the TCW Agreement and we could experience a material adverse effect on our financial condition and results of operations.

Consolidation in the travel industry may result in lost bookings and reduced revenue.

Consolidation among travel providers, including airline mergers and alliances, may increase competition from distribution channels related to those travel providers and place more negotiating leverage in the hands of those travel providers to attempt to lower booking fees further and to lower commissions. Such increased competition could have a material adverse impact on our financial condition and results of operations.

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

Consolidation among travel agencies and competition for clients may also adversely affect our results of operations, since we compete to attract and retain clients. In addition, decisions by airlines to surcharge the channel represented by travel management companies and travel agencies, for example, by surcharging fares booked through or passing on charges to travel management companies and travel agencies, or introduction of such surcharges to fares booked through GDS service providers, through which a material share of our content is sourced, could have an adverse impact on our business, particularly in regions in which GDS service providers are a significant source of bookings for an airline choosing to impose such surcharges.

To compete effectively, we may need to increase incentives, pre-pay incentives, discount or waive product or service fees or increase spending on marketing or product development. Further, as consolidation among travel providers increases, the potential adverse effect of a decision by any particular significant travel provider (such as an airline) to withdraw from or reduce its participation in our services also increases. The COVID-19 pandemic has increased the risk that the third parties we work with may voluntarily or involuntarily declare bankruptcy or otherwise cease or limit their operations, which could harm our business and results of operations. In particular, the potential harm to our business and results of operations is greater if there are bankruptcies or closures of larger partners, such as airlines.

Complaints from travelers or negative publicity about our services can diminish client confidence and adversely affect our business.

Client complaints or negative word-of-mouth or publicity about our services or operations could severely diminish client confidence in and use of our services. To maintain good client relations, we must ensure that our travel advisors and partners and affiliates provide prompt, accurate and differentiated client service. Effective client service requires significant personnel expense and investment in developing programs and technology infrastructure to help our travel advisors, partners, and affiliates carry out their functions. These expenses, if not managed properly, could significantly impact our profitability. Failure to properly manage our travel advisors, partners, and affiliates could compromise our ability to handle client complaints effectively. If we do not handle client complaints effectively, our reputation and brand may suffer, and we may lose our customers’ confidence, which could reduce revenues and profitability.

Our indebtedness and outstanding Series A Preferred Stock could adversely affect our business and growth prospects.

We have existing indebtedness under the TCW Agreement, and outstanding Series A Preferred Stock and we may be able to incur additional debt or issue additional Preferred Stock from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. Although the TCW Agreement contains restrictions on incurring additional indebtedness and liens, these restrictions are subject to several significant qualifications and exceptions and, under certain circumstances, the amount of indebtedness that we could incur in compliance with these restrictions could be substantial. If we do incur additional indebtedness, the risks related to our high level of debt could increase.

Specifically, our high level of debt and the terms of our outstanding Series A Preferred Stock could have important consequences, including the following:
•it may be difficult for us to satisfy our obligations, including debt service requirements under the TCW Agreement or other indebtedness agreements or those under the terms of our outstanding Series A Preferred Stock or the terms of our Preferred Stock that we may issue in the future;
•our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions or other general corporate purposes may be impaired;
•we would be required to dedicate a substantial portion of cash flow from operations to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flow to fund our operations, capital expenditures, future business opportunities, and other purposes;

•we could be more vulnerable to economic or business downturns, adverse industry conditions, and other factors affecting our operations, and our flexibility to plan for, or react to, changes in our business or industry could be more limited;
•our ability to capitalize on business opportunities and to react to market pressures, as compared to our competitors, may be compromised due to our high level of debt, the terms of our outstanding Series A Preferred Stock, the restrictive covenants in the TCW Agreement, future indebtedness agreements, or the terms of our Preferred Stock that we may issue in the future;
•our ability to receive distributions from our subsidiaries and to pay taxes, expenses and dividends may be adversely affected by the terms of our debt or our Preferred Stock;
•increases in interest rates would increase the cost of servicing our debt; and
•our ability to borrow additional funds, issue Preferred Stock in the future, or to refinance debt may be limited.
Moreover, in the event of a default under our TCW Agreement, the Lenders could elect to declare such indebtedness be due and payable or elect to exercise other rights, any of which could have a material adverse effect on our liquidity and our business, financial condition and results of operations.

We rely on internet search engines and application marketplaces to drive traffic to our platform, certain providers of which offer products and services that compete directly with ours. If links to our websites and apps are not displayed prominently, traffic to our platform could decline and our business would be negatively affected.

The number of consumers we attract to our platform is due in large part to how and where information from, and links to, our websites are displayed on search engine results pages, or (“SERPs”). The display, including rankings, of search results can be affected by a number of factors, many of which are not in our control. Search engines frequently change the logic that determines the placement and display of the results of a user’s search, such that the purchased or algorithmic placement of links to our websites can be negatively affected. A search engine could alter its search algorithms or results causing our websites to place lower in search query results. For example, Google, a significant source of traffic to our websites, frequently promotes its own competing products in its search results, which has negatively impacted placement of references to our Company and our websites on the SERP. If a major search engine changes its algorithms in a manner that negatively affects the search engine ranking of our websites or those of our travel partners, or if competitive dynamics impact the cost or effectiveness of search engine optimization (“SEO”) or search engine marketing (“SEM”) in a negative manner, our business and financial performance would be adversely affected. Furthermore, our failure to successfully manage our SEO and SEM strategies or other traffic acquisition strategies could result in a substantial decrease in traffic to our websites, as well as increased costs to the extent we replace free traffic with paid traffic.

We also rely on app marketplaces or app stores, such as Apple’s App Store and Google’s Play, to drive downloads of our apps. In the future, Apple, Google, or other marketplace operators may make changes that make access to our products more difficult or may limit our access to information that would restrict our ability to provide the best user experience. For example, Google has entered various aspects of the online travel market, including by establishing a flight metasearch product and hotel metasearch product as well as reservation functionality. Our apps may receive unfavorable treatment compared to the promotion and placement of competing apps, such as the order in which they appear within marketplaces. In addition, Apple has announced new features that limit which parties have access to consumer data, including location information. Similarly, if problems arise in our relationships with providers of app marketplaces, traffic to our website and our user growth could be harmed.

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

The travel industry and the business travel services industry are highly competitive, and if we cannot compete effectively against the number and type of sellers of travel-related services, we may lose sales to our competitors, which may adversely affect our financial results and performance. We currently compete, and will continue to compete, with a variety of travel and travel-related companies, including other corporate travel management service providers, consumer travel agencies and emerging and established online travel agencies. We also compete with travel suppliers, such as airlines and hotels, where they market their products and services directly to travelers through platforms used by consumers to book and fulfill travel, including by offering more favorable rates, exclusive products/services and loyalty points to travelers who purchase directly from such travel suppliers through B2C channels. B2C may include business travelers who purchase travel outside of a company-sponsored and managed channel, or whose companies do not have such a channel. We compete, to a lesser extent, with credit card loyalty programs, online travel search and price comparison services, facilitators of alternative accommodations such as short-term home or condominium rentals and social media and e-commerce websites.

Some of our competitors may have access to more financial resources, greater name recognition and well-established client bases in their target client segments, differentiated business models, technology, and other capabilities or a differentiated geographic coverage, which may make it difficult for us to retain or attract new clients.

We cannot assure you that we will be able to compete successfully against any current, emerging, and future competitors or provide sufficiently differentiated products and services to our client and traveler base. Increasing competition from current and emerging competitors, consolidation of our competitors, the introduction of new technologies and the continued expansion of existing technologies may force us to make changes to our business models, which could materially and adversely affect our business, prospects, financial condition, and results of operations. If we cannot compete effectively against the number and type of sellers of travel-related services, we may lose sales to our competitors, which may adversely affect our financial results and performance.

Our failure to quickly identify and adapt to changing industry conditions, trends or technological developments may have a material and adverse effect on us.

Certain results and trends related to our business and the travel industry more generally are based on preliminary data and assumptions, and as a result, are subject to change and may differ materially from what we expect. We present certain results and trends in this Annual Report on Form 10-K related to our business and the travel industry more generally, which are based on an analysis of then-available or preliminary data, and our results, related findings or conclusions are subject to change. No assurance can be given that these results and trends, or that our expectations surrounding our business or the travel industry, will be accurate. These risks are heightened by the uncertainty of the COVID-19 pandemic and its impact on the travel industry and our business. Further, unanticipated events and circumstances may occur and change the outlook surrounding our business and the travel industry in material ways. Accordingly, certain of our expectations related to our business and the travel industry more generally may not occur as expected, if at all, and actual results or trends presented may differ materially from what we expect.

We have incurred, and will continue to incur, increased costs as a result of operating as a public company and our management will continue to devote substantial time to compliance initiatives and corporate governance practices. In addition, key members of our management team have limited experience managing a public company.

As a public company, we face increased legal, accounting, administrative and other costs and expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations promulgated and to be promulgated thereunder, the Public Company Accounting Oversight Board (“PCAOB”) and the securities exchanges, impose additional reporting and other obligations on public companies. Compliance with public company requirements has increased our costs and made certain activities more time-consuming. A number of these requirements require us to carry out activities we have not done previously. For example, we have created new board committees and adopted new internal controls and disclosure controls and procedures. In addition, expenses associated with SEC reporting requirements have been and will continue to be incurred. Furthermore, if any issues in complying with those requirements are identified (for example, see the Risk Factor below titled “We have identified material weaknesses in our internal control over financial reporting which, if not corrected, could affect the reliability of our consolidated financial statements and have other adverse consequences”), we could incur additional costs to rectify those issues, and the existence of those issues could harm our reputation or investor perceptions of us. In addition, it may also be more expensive to obtain directors’ and officers’ liability insurance due to these risks.

Risks associated with our status as a public company may also make it more difficult to attract and retain qualified persons to serve on our Board or as our executive officers. The additional reporting and other obligations imposed by these rules and regulations has increased and may continue to increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities. These increased costs will require us to divert a significant amount of money that could otherwise be used to expand the business and achieve strategic objectives. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs. In addition, we may be subject to stockholder activism, which can lead to additional substantial costs, distract management, and impact the manner in which we operate our business in ways that we cannot currently anticipate. As a result of disclosure of information in this Annual Report on Form 10-K and in filings required of a public company, our business and financial condition will become more visible, which may result in threatened or actual litigation, including by competitors.

Furthermore, our executive officers have limited experience in the management of a publicly-traded company. Our management team may not successfully or effectively manage our transition to operating as a public company, which is subject to significant regulatory oversight and reporting obligations under federal securities laws. Our management team’s limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage, because it is likely that an increasing amount of their time may be devoted to these activities, which will result in less time being devoted to the management and growth of our Company.

In addition, we may have inadequate personnel with the appropriate level of knowledge, experience, and training in the accounting policies, practices or internal controls over financial reporting required of public companies in the U.S. The development and implementation of the standards and controls necessary for us to achieve the level of accounting standards required of a public company in the U.S. may require costs greater than expected. It is possible that we will be required to expand our employee base and hire additional employees to support our operations as a public company, which will increase our operating costs in future periods.

Our failure to maintain effective internal controls over financial reporting could harm us.

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Under standards established by the PCAOB, a deficiency in internal controls over financial reporting exists when the design or operation of a control does not allow management or personnel, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. The PCAOB defines a material weakness as a deficiency, or combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented, or detected and corrected, on a timely basis. The PCAOB defines a significant deficiency as a deficiency, or a combination of deficiencies, in internal controls over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of a registrant’s financial reporting. We cannot assure you that material weaknesses and control deficiencies will not be discovered in the future. Our failure to maintain effective disclosure controls and internal controls over financial reporting could have an adverse effect on our business and could cause investors to lose confidence in our financial statements, which could cause a decline in the price of the our Common Stock, and we may be unable to maintain compliance with the Nasdaq listing standards. If we fail to maintain an effective system of internal controls, the accuracy and timing of our financial reporting may be adversely affected, and our liquidity and access to capital markets may be adversely affected, and we may be subject to regulatory investigations and penalties.

Risks Related to Our Dependence on Third Parties

Our business depends on our relationships with travel agencies, travel management companies, and other travel businesses and third parties, and if we fail to maintain or establish new relationships with these third parties, our business, financial condition and results of operations could be materially and adversely affected.

If we are unable to maintain existing, and establish new, arrangements with travel suppliers, or if our travel suppliers and partners reduce or eliminate the commission and other compensation they pay us, our business and results of operations would be negatively impacted. Our business is dependent on our ability to maintain our relationships and arrangements with existing travel suppliers, such as airlines, hotels, car rentals, hotel consolidators, destination services companies, and GDS service providers, as well as our ability to establish and maintain relationships with new travel suppliers. Adverse changes in key arrangements with our travel suppliers, including an inability of any key travel supplier to fulfill its payment obligation to us in a timely manner, increasing industry consolidation, changes in travel suppliers’ booking practices regarding groups, or our inability to enter into or renew arrangements with these parties on favorable terms, if at all, could reduce the amount, quality, pricing, and breadth of the travel services and products that we are able to offer, which could materially and adversely affect our business, financial condition, and results of operations. In addition, while we are not aware of any relevant regulatory developments, if the IATA or other regulatory bodies with jurisdiction over us or our business partners, including airlines and other travel suppliers, enact regulations or initiate oversight on private fares, including those provided to us, such developments could materially and adversely impact our existing arrangements and our business, financial condition, and results of operations.

We generate a significant portion of our revenue from commissions and incentive payments from travel suppliers, especially airline suppliers, and GDS service providers. If, as a result of a reduction in volumes from airlines shifting volume away from GDS service providers to the IATA’s New Distribution Capacity, or any other reason, travel suppliers or GDS service providers reduce or eliminate the commissions, incentive payments or other compensation they pay to us, our revenue may decline, unless we are able to adequately mitigate such reduction by increasing the service fee we charge to our travelers or increasing our transaction volume in a sustainable manner. However, an increase in service fees may also result in a loss of potential travelers.

Although we generally maintain formal contractual relationships with our travel suppliers, we do currently, and may continue to, maintain more informal arrangements with certain travel suppliers, such as airlines, GDS service providers, hotels and other travel product companies, which can be terminated with or without notice and may create uncertainty with respect to the agreed terms including pricing. If these arrangements are terminated unexpectedly, or there is disagreement regarding the terms of the agreement with such travel supplier, our financial results or operations could be negatively impacted.

We cannot assure you that our agreements or arrangements with our travel suppliers or travel-related service providers will continue or that our travel suppliers or travel-related service providers will not reduce commissions, terminate their contracts, make their products or services unavailable to us, or default on or dispute their payment or other obligations with us, any of which could reduce our revenue and margins or may require us to initiate legal or arbitration proceedings to enforce contractual payment obligations, which may materially and adversely affect our business, financial condition and results of operations.

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

Risks Related to Employee Matters, Managing Our Growth and Other Risks Related to Our Business

Our success depends in large part on our ability to attract and retain high quality management and operating personnel, and if we are unable to attract, retain, and motivate well-qualified employees, our business could be negatively impacted.

Our ability to identify, hire and retain senior management and other qualified personnel is critical to our results of operations and future growth. Much of our future success depends on the continued service, availability and performance of our senior management and other qualified personnel, particularly our professionals with experience in the travel industry. Any of these individuals may choose to terminate their employment with us at any time. The loss of any of these individuals could harm our business and reputation, especially if we have been unsuccessful in developing adequate succession plans. Our business is also dependent on our ability to retain, hire and motivate talented, highly-skilled personnel across all levels of our organization. We may experience higher compensation costs to retain senior management and qualified personnel that may not be offset by improved productivity or increased sales. If we are unable to continue to successfully attract and retain key personnel, our business may be harmed.

As we continue to grow, including from the integration of employees and businesses acquired in connection with previous or future acquisitions, we may find it difficult to hire, integrate, train, retain and motivate personnel who are essential to our future success.

We may be unable to accurately predict our future capital needs, and we may be unable to obtain additional financing to fund our operations on the terms and in the manner previously obtained.

We may need to raise additional funds in the future. Any required additional financing may not be available on terms acceptable to us, or at all. If we raise additional funds by issuing equity securities or convertible debt, investors may experience significant dilution of their ownership interest, and the newly issued securities may have rights senior to those of the holders of the our Common Stock. If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operational flexibility and would also require us to incur interest expense. Higher interest rates could increase debt service requirements on our current variable rate indebtedness and Series A Preferred Stock, and on any debt we subsequently incur or Preferred Stock we issue, and could reduce funds available for operations, future business opportunities or other purposes. If we need to repay debt during periods of rising interest rates, we could be required to refinance our then-existing debt on unfavorable terms or liquidate one or more of our assets to repay such debt at times which may not permit realization of the maximum return on such assets and could result in a loss. The occurrence of either or both of such events could materially and adversely affect our profitability, cash flows and results of operations. If additional financing is not available when required or is not available on acceptable terms, we may have to scale back our operations, and we may not be able to expand our business, take advantage of business opportunities or respond to competitive pressures, which could negatively impact our revenue and the competitiveness of our services.

Our success is subject to the development of new products and services over time.

Our growth occurs organically and through mergers and acquisitions. Although we develop products in-house by adding new features and improving upon existing technology, we heavily rely on mergers and acquisitions to expand our customer base.

We pursue growth opportunities by acquiring complementary businesses, solutions or technologies through strategic transactions, investments or partnerships. The identification of a suitable acquisition, strategic investment or strategic partnership candidate can be costly and time consuming and can distract members of our management team from day-to-day operations. If such strategic transactions require us to seek additional debt or equity financing, we may be unable to obtain such financing on terms favorable to our Company or at all, and such transactions may adversely affect our liquidity and capital structure. Moreover, any strategic transaction may not strengthen our competitive position as we anticipated, may increase risk more than we expected, and may be viewed negatively by our customers, partners or investors.

Even if we successfully complete a strategic transaction, we may be unable to effectively integrate the acquired business, technology, systems, control environment, solutions, personnel or operations into our business. We may experience unexpected changes in how we are required to account for strategic transactions pursuant to GAAP and may not achieve the anticipated benefits of any strategic transaction. We may sustain unexpected costs, claims or liabilities that we incur during the strategic transaction or that we assume from the acquired company, or we may discover adverse conditions post acquisition for which we have limited or no recourse.

We may be unable to successfully close potential acquisitions, or successfully integrate the operations of such target businesses, if acquired, which could have a material and adverse impact on our business.

Acquisitions have been and are expected to continue to be a critical part of our growth strategy. The travel service industry is highly competitive, and we face competition for acquisition opportunities from many other entities, including financial investors, some of which are significantly larger than us, have greater resources than us, have lower costs of capital than us, are better established than we are, and have more experience in identifying and completing acquisitions than we do. This competitive market for a small number of business opportunities may make it more challenging for us to identify and successfully capitalize on acquisition opportunities that meet our investment objectives. Identifying suitable acquisition candidates can be difficult, time-consuming and costly, and we may not complete acquisitions successfully that we target in the future. Our business is subject to regulation in the U.S. and the other jurisdictions in which we operate, and any failure to comply with such regulations or any changes in such regulations could adversely affect us. If we cannot identify and purchase a sufficient quantity of profitable businesses at favorable prices, or if we are unable to finance acquisition opportunities on commercially favorable terms, our business, financial condition or results of operations could be materially adversely affected.

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

Mergers and acquisitions are inherently risky, and any mergers and acquisitions that we complete may be unsuccessful. The process of integrating an acquired company’s business into our operations and investing in new technologies is challenging and may result in expected or unexpected operating or compliance challenges, which may require significant expenditures and a significant amount of our management’s attention that would otherwise be focused on the ongoing operation of our business. The potential difficulties or risks of integrating an acquired company’s business include the following, among others, which risks can be magnified when one or more integrations are occurring simultaneously or within a small period of time:
•effects of an acquisition on our financial and strategic positions and our reputation;
•risk that we are unable to obtain the anticipated benefits of an acquisition, including synergies, economies of scale, revenues and cash flow;
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
We anticipate that any future acquisitions we may pursue as part of our business strategy may be partially financed through additional debt, equity or equity-linked securities. If new debt is added to current debt levels, or if we incur other liabilities, including contingent liabilities, in connection with an acquisition, the debt or liabilities could impose additional constraints and requirements on our business and operations, which could materially adversely affect our financial condition and results of operations. If we are unable to obtain such necessary financing, it could have an impact on our ability to consummate a substantial acquisition and execute our growth strategy. In addition, any equity or equity-linked securities issued in connection with a merger or acquisition could result in dilution to our existing stockholders.

Any due diligence we conduct in connection with potential future acquisitions may not reveal all relevant considerations or liabilities of the target business, which could have a material adverse effect on our financial condition or results of operations.

We intend to conduct due diligence for any potential acquisition as we deem reasonably practicable and appropriate based on the applicable facts and circumstances. The objective of our due diligence process will be to identify material issues that may affect our decision to proceed with any one particular acquisition target or the consideration payable for an acquisition. We also intend to use information revealed during the due diligence process to formulate our business and operational planning for, our valuation of and integration planning for, any target company or business. While conducting due diligence and assessing a potential acquisition, we may rely on publicly available information, if any, information provided by the relevant target company to the extent such target is willing or able to provide such information and, in some circumstances, third-party investigations. We cannot assure you that the due diligence we undertake with respect to any potential acquisition will reveal all relevant facts that may be necessary to evaluate such acquisition or to formulate a business strategy. Furthermore, the information provided during the due diligence process may be incomplete, inadequate or inaccurate. As part of the due diligence process, we will also make subjective judgments regarding the results of operations, financial condition and prospects of a potential target. If the due diligence investigation fails to correctly identify material issues and liabilities that may be present in a target company or business, or if we consider such material risks to be commercially acceptable relative to the opportunity, and we proceed with an acquisition, we may subsequently incur substantial impairment charges or other losses.

We cannot guarantee that our previously-announced restructuring program will achieve its intended result.

As part of our restructuring plans, we conducted a reduction in workforce (“RIF”) of over 300 employees from July 2022 to October 2022, including involuntary and voluntary positions that were not backfilled. We have closed our Mohali and Dehradun, India, offices and plan to exit or sublease these premises. This right-sizing program resulted in the reduction of front-end sales positions; mid-office quality control, ticketing and related positions; back-office accounting and fraud protection positions; and the vacating of the Mohali and Dehradun facilities. All functional areas are now covered in the remaining Delhi and Hyderabad facilities with existing staff. We recorded, in the aggregate, approximately $2.5 million in restructuring and related charges associated with this restructuring program. We cannot guarantee that the restructuring program will achieve or sustain the targeted benefits, or that the benefits, even if achieved, will be adequate to meet our long-term profitability expectations. Risks associated with the restructuring program also include additional unexpected costs, negative impacts on our cash flows from operations and liquidity, employee attrition and adverse effects on employee morale and our potential failure to meet operational and growth targets due to the loss of employees, any of which may impair our ability to achieve anticipated results from our operations or otherwise adversely affect our business.

Risks Related to Intellectual Property, Information Technology, Data Security, and Privacy

If we fail to either develop new and innovative technologies or enhance our existing technologies and grow our systems and infrastructure in response to changing client demands and rapid technological change, our business may suffer.

The travel industry is subject to changing client preferences and demands relating to travel and travel-related services, including in response to constant and rapid technological change. These characteristics are changing at an even greater pace as travel providers seek to address client needs and preferences resulting from the COVID-19 pandemic. If we are unable to develop or enhance technology in response to such changes, products or technologies offered or developed by our competitors, our travelers may find our services less attractive.

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

Our future success also depends on our ability to understand, adapt and respond to rapidly changing technologies in the travel industry that will allow us to address evolving industry standards and to improve the breadth, diversity and reliability of our services. For example, technology solutions that include the use of AI to analyze known traveler data and preferences to develop a tailored travel plan are being developed. As they are in the early stages, we must understand and respond to the potential impacts of such technology. We may be unsuccessful, or may be less successful than our current or new competitors, in developing such technology, which would negatively impact our business and financial performance.

If we are unable to maintain existing systems, obtain new technologies and systems, or replace or introduce new technologies and systems as quickly as our competitors or in a cost-effective manner, our business and operations could be materially adversely affected. Also, we may not achieve the benefits anticipated from any new technology or system or be able to devote financial resources to new technologies and systems in the future.

Cybersecurity attacks or security breaches could adversely affect our ability to operate, could result in PI and our proprietary information being lost, stolen, made inaccessible, improperly disclosed or misappropriated or could cause us to be held liable or subject to regulatory penalties and sanctions and to litigation (including class action litigation), each of which could have a material adverse effect on our reputation and business. Privacy law obligations, and the costs of complying with them, are increasing globally and our failure to comply with these obligations could have a material adverse effect on our business.

We, and our travel suppliers and third-party service providers on our behalf, collect, use and transmit a large volume of PI, which poses a tempting target for malicious actors who may seek to carry out cyber-attacks (or other forms of attempts to obtain PI) against us or our suppliers or third-party service providers. The secure transmission of client information over the internet as encryption and other controls in relation to PI at rest and in transit is essential in maintaining the confidence of travel suppliers and travelers. Substantial or ongoing data security breaches or cyber-attacks, whether instigated internally or externally on our systems or other internet-based systems or otherwise, could result in: (i) exposure to a significant risk of loss, theft, the rendering inaccessible, improper disclosure or misappropriation of PI, resulting in regulatory actions, litigation (including class action litigation) and potential liability, damages and regulatory fines and penalties and other related costs (including in connection with our investigation, notification and remediation efforts); (ii) severe damage to our IT infrastructure, including damage that could impair our ability to offer our services; (iii) negative publicity; (iv) damage to our reputation or brand; (v) damage to our reputation or brand; (vi) diversion of our management’s time and attention away from daily operations; (vii) regulatory penalties and sanctions, which could lead to further enhanced regulatory oversight; and (viii) travelers and potential travel suppliers losing confidence in our cybersecurity and choosing to use our competitors’ services, any of which could have a material adverse effect on our technology solutions, market share, results of operations and financial condition. Furthermore, some of our third-party service providers, travel suppliers and other third parties may receive or store information, including our clients’ information provided by us. For example, our travel suppliers currently require most travelers to pay for their transactions with their credit cards, especially in the U.S., and such suppliers receive our clients’ PI to process the transactions and we can carry some liability in relation to the suppliers we use and ensuring that they have appropriate technical and organizational security procedures in place to protect PI. Increasingly sophisticated technological capabilities pose greater cybersecurity threats and could result in a cyber-attack or a compromise or breach of the technology that we use to protect client transaction data. Outside of cybersecurity, there remain similar risks for PI in relation to other forms of data breach including through social engineering or human error.

We incur material expense to protect against cyber-attacks and security breaches and their consequences, and we may need to increase our security-related expenditures to maintain or increase our systems’ security in the future. However, despite these efforts, our security measures may not prevent cyber-attacks or data security breaches from occurring, and we may ultimately fail to detect, or accurately assess the severity of, a cyber-attack or other form of security breach or not respond quickly enough. In addition, to the extent we experience a cyber-attack or security breach, we may be unsuccessful in implementing remediation plans to address exposure and future harms. It is possible that computer circumvention capabilities, new discoveries or advances or other developments, which change frequently and often are not recognized until launched against a target, could result in a compromise or breach of client data, even if we take all reasonable precautions, including to the extent required by law. These risks are likely to increase as we expand our offerings, expand internationally, integrate our products and services, and store and process more data, including PI and other sensitive data. Further, if any of our third-party service providers, travel suppliers or other third parties with whom we share client data fail to implement adequate data-security practices or comply with our terms and policies or otherwise suffer a network or other security breach, our clients’ information may be improperly accessed, used or disclosed. We maintain a comprehensive portfolio of insurance policies to both meet our legal obligations and cover perceived risks within our business, including those related to cybersecurity. We believe that our coverage and the deductibles under these policies are adequate for the risks that we face.

If a party (whether internal, external, an affiliate or unrelated third party) either is able to circumvent our data security systems or those of the third parties with whom we share client information, or engages in cyber-attacks, such data breaches or cyber-attacks could result in such bad actor obtaining our proprietary information, the loss, theft or inaccessibility of, unauthorized access to, or improper use or disclosure of, our clients’ data or a significant interruption in our operations. Our business continuity and disaster recovery plans may not be effective, particularly if catastrophic events occur where large numbers of our people are located, or simultaneously affect our people in multiple locations around the world. If these disruptions prevent us from effectively serving our clients, our results of operations could be significantly adversely affected.

Privacy laws are constantly evolving and new legal obligations and liabilities in relation to these are appearing around the world, each of which demand increased compliance resources, including personnel and financing resources.

Existing and evolving compliance obligations in respect of privacy rules relating to marketing and the use of cookies and related advertising technology may also have an impact on the business such as by reducing the use of databases and advertising techniques in order to conduct marketing activities. Compliance failures in this area can result in potential rulings to delete or stop using marketing databases, fines, penalties and claims from individuals.

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

In recent years, in the markets in which we operate, there has been considerable patent, copyright, trademark, domain name, trade secret and other intellectual property development activity, as well as litigation, based on allegations of infringement, misappropriation or other violations of intellectual property. Furthermore, individuals and groups can purchase patents and other intellectual property assets for the purpose of making claims of infringement to extract settlements from companies like ours. We may be subject to claims of alleged infringement, misappropriation or other violation of the intellectual property rights of our competitors or other third parties in the operation of our businesses, including for our use of third-party intellectual property rights or our internally developed or acquired intellectual property, technologies and content. We cannot guarantee we have not, do not or will not infringe, misappropriate or otherwise violate the intellectual property rights of others. If we were to discover that our products or services infringe, misappropriate or otherwise violate the intellectual property rights of others, we may need to obtain licenses or implement workarounds that could be costly. We may be unable to obtain the necessary licenses on acceptable terms, or at all, or be unable to implement workarounds successfully. Moreover, if we are sued for infringement, misappropriation or other violation of a third party’s intellectual property rights and such claims are successfully asserted against us, we could be required to pay substantial damages or ongoing royalty payments or to indemnify our licensees, or we could be enjoined from offering our products or services or using certain technologies or otherwise be subject to other unfavorable circumstances. Accordingly, our exposure to damages resulting from such claims could increase and this could further exhaust our financial and management resources. Further, during the course of any litigation, we may make announcements regarding the results of hearings and motions, and other interim developments. If securities analysts and investors regard these announcements as negative, the market price of our Common Stock may decline. Even if intellectual property claims do not result in litigation or are resolved in our favor, these claims (regardless of their merit) and the time and resources necessary to resolve them, could divert the resources of our management and require significant expenditures. Any of the foregoing could prevent us from competing effectively and could have an adverse effect on our business, operating results, and financial condition.

Our failure to adequately protect our intellectual property may negatively impact our ability to compete effectively against competitors in our industry.

Our success and ability to compete depend, in part, upon our intellectual property, including our technology solutions and database. In the U.S. and other jurisdictions, we rely on a combination of copyright, trademark, patent, and trade secret laws, as well as license and confidentiality agreements and internal policies and procedures to protect our intellectual property. Even with these precautions, however, it may be possible for another party to infringe, copy or otherwise obtain and use our owned or licensed intellectual property without our authorization or to develop similar intellectual property independently, particularly in those countries where effective trademark, domain name, copyright, patent and trade secret protection may not be available. Even where effective protection is available, policing unauthorized use of our intellectual property is difficult and expensive. If it becomes necessary for us to litigate to protect these rights, any proceedings could be burdensome and costly, could result in counterclaims challenging our ownership of intellectual property or its validity or enforceability or accusing us of infringement, and we may not prevail. We cannot be certain that the steps that we have taken or will take in the future will prevent misappropriation or infringement of intellectual property used in our business. Unauthorized use and misuse of our intellectual property or intellectual property we otherwise have the rights to use could reduce or eliminate any competitive advantage we have developed, potentially causing us to lose sales or actual or potential clients, or otherwise harm our business, resulting in a material adverse effect on our business, financial condition or results of operations, and we cannot assure you that legal remedies would adequately compensate us for the damage caused by unauthorized use.

Any significant IT systems-related failures, interruptions or security breaches or any undetected errors or design faults in IT systems could result in limited capacity, reduced demand, processing delays, privacy risks and loss of customers, suppliers or marketplace merchants and a reduction of commercial activity.

We rely on IT systems to service our clients and enable transactions to be processed on our technology solutions.

If we are unable to maintain or improve our IT systems and infrastructure, we may experience system interruptions, defects and slowdowns. In the event of system interruptions or slow delivery times, prolonged or frequent service outages or insufficient capacity that impedes us from efficiently providing services to travelers, we may lose travelers and revenue or incur liabilities. Furthermore, errors, bugs, vulnerabilities, design defects, or technical limitations within our IT systems may lead to negative experiences for our clients, our compromised ability to perform services in a manner consistent with our terms, contracts, or policies, delayed product introductions or enhancements, our compromised ability to protect the data of our users, other clients, employees and business partners or our intellectual property or other data, or reductions in our ability to provide some or all of our services. Our IT systems are vulnerable to damage, interruption or fraudulent activity from various sources, any of which could have a material adverse impact on our business, financial condition or results from operations including:
•power losses, internet and telecommunications or data network failures, computer systems defects or failures, and other similar events;
•errors, bugs or vulnerabilities, computer viruses and other contaminants, losses and corruption of data and similar events;
•operator errors, penetration by bad actors seeking to disrupt operations, misappropriate information or perpetrate fraudulent activity and other physical or electronic breaches of security;
•the failure of third-party software, systems or services that we rely upon to maintain our operations;
•lack of cloud computing capabilities and other technical limitations; and
•natural disasters, fires, pandemics, wars and acts of terrorism.
In addition, we are dependent upon software, equipment and services provided or managed by third parties in the operation of our business. We currently rely on a variety of third-party systems, service providers and software companies, including GDS service providers and other electronic central reservation systems used by airlines, various channel managing systems and reservation systems used by other travel suppliers, as well as other technologies used by payment gateway providers. In particular, we rely on third parties to:

•host our websites;
•host websites of our travel suppliers, which we may rely on;
•provide certain software underlying our technology platform;
•issue transportation tickets and travel assistance products, confirmations and deliveries;
•assist in conducting searches for airfares and to process air ticket bookings;
•process hotel reservations for hotels not connected to our management systems;
•process credit card, debit card and net banking payments;
•provide computer infrastructure critical to our business;
•provide after hours travel management services; and
•provide client relationship management services.
Any disruption or failure in the software, equipment and services provided or managed by these third parties, or errors, bugs or vulnerabilities, could result in performance delays, outages or security breaches that could be harmful to our business. Generally, our third-party IT service providers have disaster recovery and business continuity plans relating to the services they provide to us. However, if certain IT system failures occur, we may be unable to switch to back-up systems immediately, and the time to fully recover could be prolonged.

In the event that the performance of such software, equipment or services provided or managed by third parties deteriorates or our arrangements with any of these third parties related to the provision or management of software, equipment or services are terminated, we may be unable to find alternative services, equipment or software on a timely basis, on commercially reasonable terms, or at all. Even if we are able to find alternative services, equipment or software, we may be unable to do so without significant cost or disruptions to our business, and our relationships with our travelers may be adversely impacted. Our failure to secure agreements with such third parties, or the failure of such third parties to perform under such agreements, may have a material adverse effect on our business, financial condition or results of operations.

We may have inadequate insurance coverage or insurance limits to compensate for losses from a major interruption, and remediation may be costly and have a material adverse effect on our operating results and financial condition. Any extended interruption or degradation in our technologies or systems could significantly curtail our ability to conduct our business and generate revenue. We believe that our coverage and the deductibles under our cybersecurity insurance policies are adequate for the risks that we face.

There are various risks associated with the facilitation of payments from consumers, including risks related to fraud, compliance with evolving rules and regulations and reliance on third parties.

Our results have been, and will likely continue to be, negatively impacted by consumer purchases made using fraudulent credit cards, claims the consumer did not authorize the purchase or consumers who have closed bank accounts or have insufficient funds in their bank accounts to satisfy payments. We may be held liable for accepting fraudulent credit cards on our technology solutions or in connection with other fraudulent transactions on our technology solutions, as well as other payment disputes with consumers. Accordingly, we calculate and record an allowance for the resulting chargebacks. We must also continually implement and evolve measures to detect and reduce the risk of fraud, specifically because these methods become increasingly sophisticated. If we are unable to successfully combat the use of fraudulent credit cards on our technology solutions, our business, profit margins, results of operations and financial condition could be materially adversely affected.

We believe that an important component of our future success will be our ability to offer consumers their preferred method of payment in the most efficient manner on all our technology solutions, and as a result, we are processing more of our transactions on a merchant basis where we facilitate payments from travelers through the use of credit cards and other payment methods (such as PayPal, Alipay, Paytm and WeChat Pay, among others). While processing transactions on a merchant basis allows us to process transactions for properties that do not otherwise accept credit cards and to increase our ability to offer a variety of payment methods and flexible transaction terms to consumers, we incur additional payment processing costs (which are typically higher for foreign currency transactions) and other costs related to these transactions, such as costs related to fraudulent payments and transactions and fraud detection. As we expand our payments services to consumers and business partners, in addition to the revenues from these transactions, we may experience a significant increase in these costs, and our results of operations and profit margins could be materially adversely affected, in particular if we experience a significant increase in non-variable costs related to fraudulent payments and transactions.

As a greater percentage of our transactions involve us processing payments, our global systems and processes must be managed on a larger scale, which adds complexity, administrative burdens and costs, and increases the demands on our systems and controls, which could adversely affect our results of operations. In addition, as our payment processing activities continue to develop, we expect to be subject to additional regulations, including financial services regulations, which we expect to result in increased compliance costs and complexities, including those associated with the implementation of new or advanced internal controls. For example, the European Union’s (“EU”) Payment Services Directive 2 has further complicated the authentication process for accepting credit cards. As a result of this directive, payments made on our technology solutions by consumers in the European Economic Area are subject to Strong Customer Authentication, which requires the consumer to engage in additional steps to authenticate their transaction. This new requirement could cause consumer transactions to take longer to process or otherwise inconvenience the consumer, which could result in consumers choosing not to utilize our technology solutions as often or at all. The implementation of this process has resulted and may continue to result in increased compliance costs and administrative burdens for us.

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

We are also subject to payment card association rules and obligations under our contracts with the card schemes and our payment card processors, including the Payment Card Industry Data Security Standard (the “PCI-DSS”). Under the PCI-DSS and these association rules and obligations, if information is compromised, we could be liable to payment card issuers for associated expenses and penalties, and in some cases, we could be restricted in our ability to accept payment cards. Under certain circumstances in our agreements with the card schemes and in relation to the PCI-DSS, we are also subject to periodic audits, self-assessments and other assessments of our compliance with the rules and obligations of the payment card associations and the PCI-DSS, which could result in additional expenses and administrative burdens. In addition, if we fail to follow payment card industry security standards, even if no consumer information is compromised, we could incur significant fines or experience a significant increase in payment card transaction costs. Additionally, compliance with the PCI-DSS may not prevent all security incidents. If we are fined or required to pay additional processing fees, or if our ability to accept payment cards is restricted in any way as a result of our failure to comply with these payment card industry rules, or otherwise, it could adversely impact our business, results of operations and profit margins.

We rely on banks, card schemes and other payment processors to execute certain components of the payments process. We generally pay interchange fees and other processing and gateway fees to these third parties to help facilitate payments from consumers to travel service providers. As a result, if we are unable to maintain our relationships with these third parties on favorable terms, or if these fees are increased for any reason, our profit margin, business and results of operations could be harmed. Additionally, if these third parties experience service disruptions or if they cease operations (whether as a result of the COVID-19 pandemic, another epidemic or pandemic or otherwise), consumers and travel service providers could have difficulty making or receiving payments, which could adversely impact our reputation, business and results of operations.

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

We use open source software in connection with our software development. From time to time, companies that use open source software have faced claims challenging the use of open source software or demanding compliance with open source license terms. We could be subject to suits by parties claiming ownership of what we believe to be open source software, or claiming non-compliance with open source licensing terms. Some open source licenses require licensees who distribute software containing, linking to or derived from open source software to make publicly available the source code of such distributed software, which in some circumstances could be valuable proprietary code, or could require us to license our software for free or permit others to make derivative works based on such software. While we have implemented policies to ensure that no open source software is used in a manner that would require us to disclose our proprietary source code, license our software for free or permit others to make derivative works based on it, there can be no guarantee that such use could not inadvertently occur. Any requirement to disclose our proprietary source code, license it for free or license it for purposes of making derivative works, and any requirement to pay damages for breach of contract and/or intellectual property infringement may have a material adverse effect on our business, results of operations or financial condition, and could help our competitors develop services that are similar to or better than ours.

Our processing, storage, use and disclosure of personal data, including of travelers and our employees, exposes us to risks stemming from possible failure to comply with governmental law and regulation and other legal obligations.

In our processing of travel transactions, we or our travel suppliers and third-party service providers collect, use, analyze and transmit a large volume of PI. There are numerous laws with a significant impact on our operations regarding privacy, cyber security and the storage, sharing, use, analysis, processing, transfer, disclosure and protection of PI and consumer data, the scope of which are changing, subject to differing interpretations, and may be inconsistent between states within a country or between countries. For example, the EU’s GDPR, became effective on May 25, 2018, and continues to result in significantly greater compliance burdens and costs for companies with users and operations in the EU. The GDPR imposes numerous technical and operational obligations on processors and controllers of personal data and provides numerous protections for individuals in the European Economic Area (“EEA”), including, but not limited to, notification requirements for data breaches, the right to access PI and the right to delete PI. The GDPR provides data protection authorities with enforcement powers which include the ability to restrict processing activities and impose fines of up to 20 million Euros or up to 4% of the annual global turnover of the infringer, whichever is greater. In addition, the GDPR imposes strict rules on the transfer of personal data out of the EFTA to a “third country,” including the U.S. These obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other requirements or our practices.

Following the UK’s exit from the EU (“Brexit”), the UK Data Protection Act contains provisions, including its own derogations, for how the GDPR is applied in the UK (“UK GDPR”). The UK Data Protection Act has been enacted alongside the UK GDPR. From the beginning of 2021 (when the transitional period following Brexit expired), we have been required to continue to comply with GDPR and also the UK Data Protection Act and the UK GDPR, under which our applicable entities may be subject to fines for non-compliance that are of the same amount as provided for in the GDPR. At the current time, the European Commission has issued the UK with an “adequacy” decision and the EEA and the UK allow reciprocal sharing meaning that it is possible to transfer PI freely between the EEA and UK. The UK GDPR is currently under review in the UK and there may be further changes made to it over the next few years which could result in further compliance obligations. There have been some concerns that there could be a risk to such adequacy decision depending on the nature of the changes made by the UK.

Transfers of data continues to be an area of considerable focus by data protection regulators around the world and we are subject to evolving laws and regulations that dictate whether, how, and under what circumstances we can transfer, process or receive personal data. For example, in July 2020, the Court of Justice of the European Union invalidated the “EU-US Privacy Shield,” a framework for transfers of personal data from the European Economic Area to the United States. Subsequent to this, new standard contractual clauses have been adopted by the EU and the UK and we are required to use such new contract clauses where appropriate and to carry out additional transfer impact assessments. Given that this is such an area of compliance focus by regulators, there remains a risk that transfers of PI to some jurisdictions could be considered to be unlawful.

In the U.S., the CCPA became effective on January 1, 2020, and limits how we may collect and use PI, including by requiring companies that process information relating to California residents to make disclosures to consumers about their data collection, use and sharing practices, provide consumers with rights to know and delete PI and allow consumers to opt out of certain data sharing with third parties. The CCPA also creates an expanded definition of PI, imposes special rules on the collection of consumer data from minors, and provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase the likelihood and cost of data breach litigation. The potential effects of this legislation are far-reaching and may require us to modify our data processing practices and policies and incur substantial costs and expenses in compliance and potential ligation efforts. Further, CPRA, which went into effect January 1, 2023, creates certain additional rights for California residents. For example, the CPRA creates the new category of “sensitive PI,” which covers data types such as precise geolocation information, biometric information, race and ethnicity, and information regarding sex life or sexual orientation. The CPRA also creates new rights for California residents to direct a business to limit the use and disclosure of such information to that which is necessary to perform the services reasonably expected by the consumer and to request that a company correct inaccurate PI that is retained by us. The Virginia Consumer Data Protection Act, which became effective on January 1, 2023, gives new data protection rights to Virginia residents and imposes additional obligations on controllers and processors of consumer data similar to the CCPA and CPRA. In addition, other states have signed into law (including Colorado and Connecticut, which laws will become effective July 1, 2023, and Utah, which law will become effective December 31, 2023) or are considering legislation governing the handling of personal data, indicating a trend toward more stringent privacy legislation in the U.S. In addition to the existing framework of data privacy laws and regulations, the U.S. Congress, U.S. state legislatures and many states and countries outside the U.S. are considering new privacy and security requirements that would apply to our business. Compliance with current or future privacy, cyber security, data protection, data governance, account access and information and cyber security laws requires ongoing investment in systems, policies and personnel and will continue to impact our business in the future by increasing our legal, operational and compliance costs and could significantly curtail our collection, use, analysis, sharing, retention and safeguarding of PI and restrict our ability to fully maximize our closed-loop capability, deploy data analytics or AI technology or provide certain products and services, which could materially and adversely affect our profitability. We or our third-party service providers could be adversely affected if legislation or regulations are expanded to require changes in our or our third-party service providers’ business practices or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our or our third party service providers’ business, results of operations or financial condition.

We are subject to payment-related risks.

As a merchant that processes and accepts cards for payment, we have adopted and implemented internal controls over the use, storage and security of card data pursuant to PCI-DSS. We assess our compliance with the PCI DSS rules on a periodic basis and make necessary improvements to our internal controls. If we fail to comply with these rules or requirements, we may be liable for card issuing banks’ costs, subject to fines and higher transaction fees, and lose our ability to accept credit and debit card payments from our clients, or facilitate other types of online payments, and our business and operating results could be adversely affected. For existing and future payment options we offer to both our corporate clients and travel suppliers, we may become subject to additional regulations and compliance requirements, including obligations to implement enhanced authentication processes, which could result in significant costs to us and our travel suppliers and reduce the ease of use of our payments options.

While we have taken steps to comply with privacy, cyber security, data protection, data governance, account access and information and cyber security laws and PCI-DSS, any failure or perceived failure by us, our third-party service providers, our independent travel advisors or our partners or affiliates to comply with the privacy policies, privacy- or cyber security-related obligations to travelers or other third parties, or privacy- or cybersecurity-related legal obligations could result in potentially significant regulatory or governmental investigations or actions, litigation, fines, sanctions, monetary penalties and damages, ongoing regulatory monitoring and increased regulatory scrutiny, client attrition, diversion of our management’s time and attention, decreases in the use or acceptance of our cards and damage to our reputation and our brand, all of which could have a material adverse effect on our business and financial performance. In recent years, there has been increasing regulatory enforcement and litigation activity in the areas of privacy, data protection and information and cyber security in the U.S., the EU and various other countries in which we operate.

Risks Related to Government Regulation, Tax, and Litigation Matters

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

We also may acquire companies where fraud may have taken place, which could make us liable for such activities. For example, in 2017, the then-CFO of Rocketrip committed fraud by embezzling approximately $110,000 from Rocketrip by making payments to a fake vendor prior to our acquisition of Rocketrip. Also, the former CFO of HariWorld Travel personally collected certain accounts receivable and did not return such collections to our Company.

Please see the Risk Factor titled “Any due diligence we conduct in connection with potential future acquisitions may not reveal all relevant considerations or liabilities of the target business, which could have a material adverse effect on our financial condition or results of operations” for further information.

Increases in interest rates would increase the cost of servicing our debt and could reduce our profitability and limit our cash available to fund our growth strategy.

The TCW Agreement has, and any additional debt we subsequently incur may have, a variable rate of interest. Higher interest rates could increase debt service requirements on our current variable rate indebtedness (even though the amount borrowed remains the same) and on any debt we subsequently incur, and could reduce funds available for operations, future business opportunities or other purposes. If we need to repay debt during periods of rising interest rates, we could be required to refinance our then-existing debt, including the TCW Agreement, on unfavorable terms or liquidate one or more of our assets to repay such debt at times that may not permit realization of the maximum return on such assets and could result in a loss. The occurrence of either or both of such events could materially and adversely affect our profitability, cash flows and results of operations.

In addition, a transition away from London Interbank Offered Rate (“LIBOR”) as a benchmark for establishing the applicable interest rate may affect the cost of servicing our debt under the TCW Agreement. The Financial Conduct Authority of the UK (the “FCA”) (the authority that regulates LIBOR) has announced that it plans to phase out LIBOR by June 30, 2023. The United States Federal Reserve (the “Federal Reserve”) has also advised banks to cease entering into new contracts that use USD LIBOR as a reference rate. The Alternative Reference Rate Committee, a committee convened by the Federal Reserve that includes major market participants, has identified the Secured Overnight Financing Rate (“SOFR”), a new index calculated by short-term repurchase agreements that is backed by United States Treasury securities, as its preferred alternative rate for LIBOR.

On October 24, 2022, we and TCW entered into the Eighth Amendment to the TCW Agreement. Among other changes, the Eighth Amendment (i) implements the transition from a LIBOR-based interest rate to a SOFR-based interest rate and (ii) provides for a transition to a future benchmark rate in the event that SOFR is no longer available.

At this time, it is not possible to predict how markets will respond to SOFR or other alternative reference rates following the anticipated transition away from the LIBOR benchmarks over the coming years. Accordingly, the outcome of these reforms is uncertain and any changes in the methods by which LIBOR is determined or regulatory activity related to the phase-out of LIBOR could cause LIBOR to perform differently than in the past or cease to exist. The consequences of these developments and the phase-out of LIBOR cannot be entirely predicted, but could include an increase in the cost of borrowings under the TCW Agreement.

In addition, we may hedge against certain interest rate risks by using hedging instruments such as swaps, caps, options, forwards, futures or other similar products. During the year ended December 31, 2022, we did not engage in interest rate hedging activities. Although hedging instruments may be used to selectively manage risks, such instruments may not fully mitigate our interest rate risk, may prove disadvantageous or may create additional risks, including in connection with the phase-out of LIBOR.

We are subject to taxes in many jurisdictions globally.

We are subject to a variety of taxes in many jurisdictions globally, including the United States, India, Thailand, Brazil and Canada. We are also subject to income and non-income taxes in the United States at the federal, state and local levels, and in many other countries. Significant judgment is required in determining its worldwide provision for taxes.

In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We operate in numerous countries where our tax returns are subject to audit and adjustment by local tax authorities. Because we operate globally, the nature of the uncertain tax positions is often very complex and subject to change, and the amounts at issue can be substantial. It is inherently difficult and subjective to estimate such amounts, as we have to determine the probability of various possible outcomes. We re-evaluate uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity. Although we believe our tax estimates are reasonable, the final determination of tax audits could be materially different from our historical tax provisions and accruals. Our effective tax rate may change from year to year based on changes in the mix of activities and income allocated or earned among various jurisdictions, tax laws in these jurisdictions, tax treaties between countries, our eligibility for benefits under those tax treaties, and the estimated values of deferred tax assets and liabilities. Such changes could result in an increase in the effective tax rate applicable to all or a portion of our income, which would reduce our profitability.

We establish reserves for our potential liability for U.S. and non-U.S. taxes, including sales, occupancy and value-added taxes, consistent with applicable accounting principles and in light of all facts and circumstances. These reserves represent our best estimate of our contingent liability for taxes. The interpretation of tax laws and the determination of any potential liability under those laws are complex, and the amount of our liability may exceed our established reserves.

New tax laws, statutes, rules, regulations or ordinances could be enacted at any time and existing tax laws, statutes, rules, regulations and ordinances could be interpreted, changed, modified or applied adversely to us. These events could require us to pay additional tax amounts on a prospective or retroactive basis, as well as require us to pay fees, penalties or interest for past amounts deemed to be due. New, changed, modified or newly interpreted or applied laws could also increase its compliance, operating and other costs, as well as the costs of our products and services. For example, on August 16, 2022, the United States enacted the Inflation Reduction Act of 2022, which contains significant changes to U.S. tax law, including, but not limited to, a 15% corporate book minimum tax for taxpayers with adjusted financial statement income in excess of $1 billion and a 1% excise tax on certain stock repurchases made after December 31, 2022. It is possible that U.S. tax law will be further modified by the Biden administration by increasing corporate tax rates, eliminating or modifying some of the provisions enacted in the Tax Cuts and Jobs Act or other changes that could have an adverse effect on our operations, cash flows and results of operations and contribute to overall market volatility.

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

Taxing authorities have focused legislative efforts on tax reform, transparency, and base erosion prevention. As a result, policies regarding corporate income and other taxes in various jurisdictions are under heightened scrutiny, and tax reform legislation is being proposed or enacted in several jurisdictions. In general, changes in tax laws may affect our effective tax rate, increase our tax liabilities and impact the value of deferred tax balances. In October of 2021, the Organization for Economic Co-operation and Development (“OECD”) announced that its members had agreed on a two pillar approach to address corporate tax challenges of the digital economy. “Pillar One” focuses on nexus and profit allocation, and “Pillar Two” focuses on a global minimum tax. On December 15, 2022, the EU Council confirmed its adoption of the Pillar Two 15% global minimum tax, which is to be implemented in the domestic laws of the EU member states by the end of 2023. As the OECD proposals were being evaluated, several jurisdictions have enacted or proposed measures to impose new digital services taxes on companies. These taxes are incremental to taxes historically incurred by our Company and might result in taxation of the same revenue in multiple countries. The enacted and proposed measures may have an adverse effect on our business or financial performance.

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

We are subject to various regulations in the U.S. and the international jurisdictions in which we operate. In addition, we maintain travel licenses or registrations in the jurisdictions that require them. We are required to renew our licenses, typically on an annual basis, and to do so, we must satisfy the licensee renewal requirements of each jurisdiction. Failure to satisfy any of the requirements to which our licensed entities are subject could result in a variety of regulatory actions ranging from a fine, a directive requiring remedial action, suspension of a license or, ultimately, revocation of a license.

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

Supervision efforts and the enforcement of existing laws and regulations impact the scope and profitability of our existing business activities, limit our ability to pursue certain business opportunities and adopt new technologies, compromise our competitive position, and affect our relationships with partners, merchants, vendors and other third parties. Moreover, regulatory authorities have relatively broad discretion to grant, renew and revoke licenses and approvals and to implement regulations. Accordingly, such regulatory authorities could prevent or temporarily suspend us from carrying on some or all of our activities or otherwise penalize us if our practices were found not to comply with the then current regulatory or licensing requirements or any interpretation of such requirements by the regulatory authority. New laws or regulations could similarly affect our business, increase our costs of doing business, require us to change certain of our business practices, or invest significant management attention and resources, all of which could adversely affect our results of operations and financial condition.

If we fail to satisfy regulatory requirements, our financial condition and results of operations could be adversely affected, and we may be restricted in our ability to take certain actions (such as declaring dividends or repurchasing outstanding shares) or engage in certain business activities or acquisitions, which could compromise our competitive position.

Our international operations are also subject to local government laws, regulations and procurement policies and practices that may differ from U.S. government regulations. For example, in Europe, computerized reservation systems regulations or interpretations of regulations may:
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

Similarly, companies we acquired may not have been subject to U.S. laws until we acquired them. Until we are able to fully integrate our compliance processes into the operations of such acquired companies, we are at risk of an acquired company’s failure to comply with U.S. laws, rules and regulations. Failure by us and our subsidiaries to comply with these laws could subject us to government investigations, civil and criminal penalties and reputational harm, which could have a material adverse effect on our consolidated operating results and financial position. Further, we rely on third parties that we do not control, including travel suppliers, strategic partners, third-party service providers and affiliates. If these third parties fail to meet our requirements or standards or the requirements or standards of applicable laws or governmental regulations, it could damage our reputation, make it difficult for us to operate some aspects of our business, or expose us to liability for their actions which could have an adverse impact on our business and financial performance.

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

Civil and criminal penalties may be imposed for violations of the FCPA, anti-money laundering laws and regulations, and regulations administered and enforced by OFAC and similar laws and regulations. Although we have policies in place with respect to compliance with the FCPA and similar laws, anti-money laundering laws and economic sanctions laws and regulations, we cannot assure you that our directors, officers, employees and agents will comply with those laws and our policies, and we may be held responsible for any such non-compliance. If we or our directors or officers violate such laws or other similar laws governing the conduct of our business (including local laws), we or our directors may be subject to criminal and civil penalties or other remedial measures, which could harm our reputation and have a material adverse impact on our business, financial condition and results of operations. Any investigation of any actual or alleged violations of such laws could harm our reputation or have an adverse impact on our business, financial condition and results of operations. The SEC, U.S. Department of Justice and OFAC, as well as foreign regulatory authorities, have continued to increase the enforcement of economic sanctions and trade regulations, anti-money laundering, and anti-corruption laws, across industries. As regulations continue to evolve and regulatory oversight continues to increase, we cannot guarantee that our programs and policies will be deemed compliant by all applicable regulatory authorities.

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

Our functional and presentational currency is U.S. dollars and as a result, our consolidated financial statements are reported in U.S. dollars. We have acquired, and may in the future acquire, businesses that denominate their financial information in a currency other than the U.S. dollar or conduct operations or make sales in currencies other than U.S. dollars. When consolidating a business that has functional currency other than U.S. dollars, we will be required to translate the balance sheet and operational results of such business into U.S. dollars. Due to the foregoing, changes in exchange rates between U.S. dollars and other currencies could lead to significant changes in our reported financial results from period to period. Among the factors that may affect currency values are trade balances, levels of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation and political or regulatory developments. We currently do not engage in foreign currency hedging activities and although we may seek to manage our foreign exchange exposure, including by active use of hedging and derivative instruments, we cannot assure you that such arrangements will be entered into or available at all times when we wish to use them or that they will be sufficient to cover the risk.

We are and, from time to time we may be, involved in legal proceedings and may experience unfavorable outcomes, which could affect our business and results of operations.

We are, and in the future, may be, subject to material legal proceedings in the course of our business, including, but not limited to, actions relating to contract disputes, business practices, intellectual property and other commercial and tax matters. Such legal proceedings may involve claims for substantial amounts of money or for other relief or might necessitate changes to our business or operations, and the defense of such actions may be both time consuming and expensive. Further, if any such proceedings were to result in an unfavorable outcome, it could result in reputational damage and have a material adverse effect on our business, financial position and results of operations. Insurance may not cover such claims, may not provide sufficient payments to cover all of the costs to resolve one or more such claims and may not continue to be available on terms acceptable to us. A claim brought against us that is uninsured or underinsured could result in unanticipated costs, thereby leading analysts or potential investors to reduce their expectations of our performance, which could reduce the market price of the our Common Stock.

Our reported results of operations may be adversely affected by changes in accounting principles generally accepted in the U.S.

Generally accepted accounting principles in the U.S. are subject to interpretation by the Financial Accounting Standards Board, the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. Although we are not aware of any recently issued and not yet effective, or pending accounting standards that may impact us, a change in these principles or interpretations could have a significant effect on our reported results of operations, and may even affect the reporting of transactions completed before the announcement or effectiveness of a change. See Note 2 to our consolidated financial statements for the years ended December 31, 2022 and December 31, 2021 included in Part II, Item 8 of this Annual Report on Form 10-K for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of the date of this Annual Report on Form 10-K.

Investments in us may be subject to foreign investment screening regulations that may impose conditions or limitations on certain investors.

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

Risks Related to Our Organization and Structure

We are no longer a “controlled company” under the corporate governance rules of Nasdaq. However, during the applicable phase-in periods, we may continue to rely on exemptions from certain corporate governance requirements, which may limit the presence of independent directors on our Board or committees of our Board.

Previously, the Mondee Stockholder beneficially owned, in the aggregate more than 50% of the combined voting power for the election of our Board. However, on March 10, 2023, the Mondee Stockholder effected the pro rata distribution of the 60,800,000 shares of our Common Stock it held to its equity holders in accordance with the amended and restated limited liability company agreement of the Mondee Stockholder (the “Pro Rata Distribution”). Upon the consummation of the Pro Rata Distribution, the Mondee Stockholder no longer controlled a majority of the voting power of our outstanding voting stock, and as a result, we ceased to be a "controlled company" within the meaning of Nasdaq’s corporate governance standards. As a result, we are subject to additional corporate governance requirements, including the requirements that:

•a majority of our board be independent directors;
•our nominating and corporate governance committee must have a formal written charter and be composed entirely of independent directors; and
•our compensation committee must have a formal written charter and be composed of entirely independent directors

Nasdaq’s rules provide for phase-in periods for these requirements (including that each such committee consist of a majority of independent directors within 90 days of no longer being a “controlled company”), but we must be fully compliant with the requirements within one year of the date on which we cease to be a “controlled company.”

As of the date of this Annual Report on Form 10-K, a majority of the directors on our Board are independent, and each of the directors serving on our audit, nominating and corporate governance and compensation committees are independent. We also adopted formal written charters for each of our audit, nominating and corporate governance, and our compensation committees at the closing of the Business Combination. While as of the date of this Annual Report on Form 10-K, we are in compliance with the additional Nasdaq corporate governance requirements listed above, we may be unable to retain the number of independent directors needed to comply with such rules during the transition period. Moreover, until we are fully subject to these requirements, our stockholders will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of Nasdaq.

Investment in new business strategies and acquisitions could disrupt our ongoing business and present risks we did not originally contemplate.

Our strategy involves evaluating and potentially entering complementary businesses. We have invested, and in the future may invest, in new business strategies and acquisitions. For example, we acquired Rocketrip in 2020 to increase our access to large corporate customers through an incentive platform that reduces corporate travel spending and we acquired Orinter in 2023 to expand our geographic markets to Brazil. We also have acquired, and in the future may acquire, businesses similar to those we already operate in an effort to expand our geographic markets, acquire technology or products or to otherwise improve or grow our business. Such endeavors may involve significant risks and uncertainties, including diversion of management’s attention from current operations, greater than expected liabilities and expenses, inadequate return on capital, new risks with which we are not familiar, legal compliance obligations that previously did not apply to us, integration risks and difficulties and unidentified issues not discovered in our investigations and evaluations of those strategies and acquisitions. As a result, entering new businesses involves risks and costs that could, if realized, have an adverse effect on our business, reputation, results of operations, profit margins, cash flows or financial condition, as well as on our ability to achieve the expected benefits of any such investments or acquisitions.

We may decide to make minority investments, including through joint ventures, in which we have limited or no management or operational control. The controlling person in such a case may have business interests, strategies or goals that are inconsistent with ours, and decisions of the entity or venture in which we invested may result in harm to our reputation or business or adversely affect the value of our investment. A substantial portion of our goodwill and intangible assets were acquired in acquisitions. If we determine that any of our goodwill and intangible assets, or any goodwill or intangible assets acquired in future transactions, experiences a decline in value, we may be required to record an impairment that could materially, adversely affect our results of operations. Further, we may issue shares of our Common Stock in these transactions, which could result in dilution to our stockholders.

We may be unable to successfully integrate acquired businesses or combine internal businesses, which could adversely impact our financial condition and results of operations.

The integration of acquired businesses requires significant time and resources, and we may not manage these processes successfully. . These integrations may be of varying degree, depending on many factors such as business compatibility, strategic goals or geographic location, among others. Integrations are complex, often involve additional or unexpected costs and create a variety of issues and risks, including:
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
We may unsuccessfully integrate companies or achieve the strategic, financial or operating objectives of the acquisition or integration, any of which could adversely affect our business, results of operations or the value of our acquisitions.

Delaware law and our Certificate of Incorporation and Bylaws contain certain provisions, including anti- takeover provisions, which limit the ability of stockholders to take certain actions and could delay or discourage takeover attempts that stockholders may consider favorable.

Our Certificate of Incorporation, our Bylaws, and the Delaware General Corporation Law (“DGCL”), contain provisions that could have the effect of rendering more difficult, delaying, or preventing an acquisition deemed undesirable by the our Board and therefore depress the trading price of our Common Stock. These provisions could also make it difficult for our stockholders to take certain actions, including electing directors to our Board who are not nominated by the current members of our Board or taking other corporate actions, including effecting changes in our management. Among other things, the Certificate of Incorporation and the Bylaws include provisions regarding:
•the ability of our Board to issue shares of our Preferred Stock, including “blank check” preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;
•the limitation of the liability of, and the indemnification of, our directors and officers;
•removal of the ability of our stockholders to take action by written consent in lieu of a meeting;
•the requirement that a special meeting of stockholders may be called only by a majority of our Board, which could delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of members of our Board;
•controlling the procedures for the conduct and scheduling of our Board and stockholder meetings;
•the ability of our Board to amend our Bylaws, which may allow our Board to take additional actions to prevent an unsolicited takeover and inhibit the ability of an acquirer to amend our Bylaws to facilitate an unsolicited takeover attempt; and
•advance notice procedures with which stockholders must comply to nominate candidates to our Board or to propose matters to be acted upon at a stockholders’ meeting, which could preclude stockholders from bringing matters before annual or special meetings of stockholders and delay changes in our Board, and also may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.
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

Our Certificate of Incorporation, provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall be the sole and exclusive forum for state law claims for (i) any derivative action or proceeding brought on our behalf; (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our current or former directors, officers, employees, agents or stockholders to us or our stockholders, or any claim for aiding or abetting such an alleged breach; (iii) any action asserting a claim arising pursuant to any provision of the DGCL or the Certificate of Incorporation or the Bylaws, or to interpret, apply, enforce or determine the validity of the Certificate of Incorporation or the Bylaws; (iv) any action asserting a claim against us or any current or former director, officer, employee, agent or stockholder, whether arising under the DGCL, the Certificate of Incorporation or the Bylaws, or such actions as to which the DGCL confer jurisdiction on the Delaware Court of Chancery; or (v) any action asserting a claim against us or any of our current or former directors, officers, employees, agents or stockholders governed by the internal affairs doctrine. The foregoing provisions will not apply to any claims as to which the Delaware Court of Chancery determines that there is an indispensable party not subject to the jurisdiction of such court, which is rested in the exclusive jurisdiction of a court or forum other than such court (including claims arising under the Exchange Act), or for which such court does not have subject matter jurisdiction, or to any claims arising under the Securities Act and, unless we consent in writing to the selection of an alternative forum, the United States District Court for the District of Delaware will be the sole and exclusive forum for resolving any action asserting a claim arising under the Securities Act.

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

This choice of forum provision in our Certificate of Incorporation may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, or other employees, which may discourage lawsuits with respect to such claims. There is uncertainty as to whether a court would enforce such provisions, and the enforceability of similar choice of forum provisions in other companies’ charter documents has been challenged in legal proceedings. It is possible that a court could find these types of provisions to be inapplicable or unenforceable, and if a court were to find the choice of forum provision contained in our Certificate of Incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations and financial condition. Furthermore, investors cannot waive compliance with the federal securities laws and rules and regulations thereunder.

Risks Related to Ownership of Our Securities

Our failure to meet Nasdaq’s continued listing requirements could result in a delisting of our Common Stock.

If we fail to satisfy the continued listing requirements of Nasdaq, such as the corporate governance requirements or the minimum closing bid price requirement, Nasdaq may take steps to delist our Common Stock. Such a delisting would likely have a negative effect on the price of our Common Stock and would impair our stockholders’ ability to sell or purchase our Common Stock when they wish to do so. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with the listing requirements would allow our Common Stock to become listed again, stabilize the market price or improve the liquidity of our Common Stock, or prevent future non-compliance with the continued listing requirements of Nasdaq.

An active trading market for our Common Stock may never develop or be sustained, which may cause shares of our Common Stock to trade at a discount to the price implied by the Business Combination and make it difficult to sell shares of our Common Stock.

Our Common Stock is listed under the symbol “MOND” on the Nasdaq. However, we cannot assure you that an active trading market for our Common Stock will develop on that exchange or elsewhere or, if developed, that any market will be sustained. Accordingly, we cannot assure you of the likelihood that an active trading market for the our Common Stock will develop or be maintained, the liquidity of any trading market, your ability to sell your shares of our Common Stock when desired or the prices that you may obtain for your shares of our Common Stock. We cannot predict the prices at which our Common Stock will trade.

Certain existing stockholders purchased our securities at a price below the current trading price of such securities, and may experience a positive rate of return based on the current trading price of our Common Stock. Future investors in our securities may not experience a similar rate of return.

Certain of our stockholders, including certain of the Selling Securityholders, acquired shares of our Common Stock or our private placement warrants at prices below the current trading price of our Common Stock, and may experience a positive rate of return based on the current trading price.

Prior to the Business Combination, equity holders in the Mondee Stockholder subscribed for an aggregate of 60,800,000 shares of our Common Stock at purchase prices ranging between approximately $3.99 per share and $9.91 per share. In addition, following the consummation of the Business Combination, each Class A ordinary share and Class B ordinary shares issued and outstanding immediately prior to the Business Combination was automatically canceled and converted into newly issued shares in our Common Stock in accordance with the terms of the Business Combination Agreement. On March 10, 2023, the Mondee Stockholder effected the Pro Rata Distribution.

The Sponsor paid an aggregate of $25,000 for the 6,037,500 Class B ordinary shares, of which the Sponsor subsequently transferred certain of those shares to directors of ITHAX and certain affiliates of the Sponsor. In connection with the Business Combination, each of those Class B ordinary shares was converted on a one-for-one basis to shares of our Common Stock, and the Sponsor forfeited 603,750 shares of our Common Stock, resulting in the Sponsor holding 5,197,200 shares of our Common Stock. The Sponsor and Cantor paid $6,750,000 in the aggregate to purchase an aggregate of 675,000 private placement units. In connection with the Business

Combination, the 337,500 private placement warrants underlying the private placement units were exchanged for 337,500 warrants of our Company with an exercise price of $11.50 per share. On September 13, 2022, the Sponsor dissolved and distributed its shares of our Common Stock and the 232,500 private placement warrants it held to members of the Sponsor on a pro rata basis. In connection with the PIPE Financing, the PIPE Investors paid $70,000,000 to purchase an aggregate of 7,000,000 shares of our Common Stock for $10.00 per share. For more details on the foregoing transactions, see “Certain Relationships and Related Person Transactions.” On March 31, 2023, the last reported sale price of shares of our Common Stock as reported on Nasdaq was $12.96 per share of Common Stock. Holders of our Outstanding Warrants are less likely to exercise their respective Outstanding Warrants to the extent that the exercise prices of their Outstanding Warrants exceed the market price of our Common Stock. There is no guarantee that the Outstanding Warrants will be in the money prior to their expiration, and as such, the Outstanding Warrants may expire worthless. As such, any cash proceeds that we may receive in relation to the exercise of the Outstanding Warrants overlying shares of Common Stock will be dependent on the trading price of our Common Stock.

Given the relatively lower purchase prices that some of our stockholders paid to acquire shares of our Common Stock, these stockholders, some of whom are our Selling Securityholders, in some instances will earn a positive rate of return on their investments, which may be a significant positive rate of return, depending on the market price of our shares of Common Stock at the time that such stockholders choose to sell their shares of our Common Stock. Investors who purchase shares of our Common Stock on the Nasdaq may not experience a similar rate of return on the shares of our Common Stock that they purchase due to differences in the purchase prices and the current trading price. For example, based on the last reported sale price of our Common Stock referenced above and their respective purchase prices, equity holders in the Mondee Stockholder may experience potential profit of up to $8.97 per share.

If our voting power continues to be highly concentrated, it may prevent minority stockholders from influencing significant corporate decisions and may result in conflicts of interest.

As of the date of this Annual Report on Form 10-K, our executive officers and directors, excluding Prasad Gundumogula, who serves as our Chief Executive Officer, and their respective affiliates beneficially own, in the aggregate, approximately 5% of outstanding our Common Stock. Mr. Gundumogula beneficially owns more than 39% of the outstanding shares of our Common Stock, which includes (i) shares he owns directly, (ii) the 6,000,000 Earn-Out Shares that he received upon the closing of the Business Combination, and (iii) shares he is deemed to beneficially own through both (a) his control of the Mondee Group LLC, a Delaware limited liability company (“Mondee Group”), and (b) through his spouse, Madhuri Pasam (“Pasam”).

In addition, the pre-Business Combination equity holders of the Mondee Stockholder and their affiliates (the “Legacy Mondee Equityholders”) control a majority of our voting power as a result of their ownership of our Common Stock after the consummation of the Pro Rata Distribution. Even when the Legacy Mondee Equityholders cease to own shares of our Common Stock representing a majority of the voting power, for so long as the Legacy Mondee Equityholders, including Mr. Gundumogula, continue to own a significant percentage of our Common Stock, the Legacy Mondee Equityholders will still be able to significantly influence the composition of our Board and the approval of actions requiring approval of our stockholders through their combined voting power. Accordingly, the Legacy Mondee Equityholders, indulging Mr. Gundumogula, have significant influence with respect to our management, significant operational and strategic decisions, business plans and policies through their voting power. Furthermore, the Legacy Mondee Equityholders, through their combined voting power, may be able to cause or prevent a change of control of our Company or a change in the composition of our Board and could preclude any unsolicited acquisition of us.

This significant concentration of ownership may have a negative impact on the trading price for our Common Stock, because investors often perceive disadvantages in owning stock in companies where there is a concentration of ownership in a small number of stockholders. Moreover, the concentration of voting power could deprive you of an opportunity to receive a premium for your shares of Common Stock as part of a sale of our Company and ultimately may negatively affect the market price of the Common Stock.

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

•sales of shares of our Common Stock by stockholders or by us;
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

If securities analysts do not publish research or reports about our business or if they publish negative evaluations of our Common Stock, the market price and trading volume of the our Common Stock could decline.

The trading market for our Common Stock will rely, in part, on the research and reports that industry or financial analysts publish about us or our business. We do not currently have, and may never obtain, research coverage by industry or financial analysts. If no or few analysts commence coverage of us, the trading price of our Common Stock would likely decrease. Even if we do obtain analyst coverage, if one or more of the analysts covering our business downgrade their evaluations of our Common Stock, the price of the our Common Stock could decline. If one or more of these analysts cease to cover our Common Stock, we could lose visibility in the market for our Common Stock, which in turn could cause the price of our Common Stock to decline.

Our Outstanding Warrants are exercisable for our Common Stock, which will increase the number of shares of Common Stock eligible for future resale in the public market and result in dilution to our stockholders.

Upon the Closing of the Business Combination, we had 12,075,000 outstanding public warrants to purchase an aggregate of 12,075,000 shares of our Common Stock and 337,500 outstanding private placement warrants to purchase 337,500 shares of our Common Stock.

However, as a result of the consummation of the Offer to Purchase and Consent Solicitation and subsequent redemption of public warrants that were not tendered in the Offer to Purchase, there are no public warrants outstanding, but we have outstanding 232,500 private placement warrants to purchase an aggregate of 232,500 shares of our Common Stock, exercisable in accordance with the terms of the Amended and Restated Warrant Agreement. These private placement warrants are exercisable at any time before July 18, 2027 (i.e., the fifth anniversary of the completion of the Business Combination), subject to certain limitations and exceptions.

In addition, as a result of the Preferred Financing Transaction, we have outstanding 1,275,000 Preferred Financing Warrants to purchase an aggregate of 1,275,000 shares of our Common Stock, exercisable in accordance with the terms of the Preferred Financing

Warrant Agreement. These Preferred Financing Warrants are exercisable at any time before September 29, 2027 (i.e., the fifth anniversary of the completion of the Preferred Financing Transaction), subject to certain limitations and exceptions.

The exercise price for both our private placement warrants and our Preferred Financing Warrants (the “Outstanding Warrants”) is $11.50 per share of Common Stock, which was below the market price of our Common Stock, which was $12.96 per share based on the closing price of our Common Stock on the Nasdaq on March 31, 2023. The likelihood that the holders of our Outstanding Warrants will exercise their Outstanding Warrants, and the amount of any cash proceeds that we would receive upon such exercise is dependent upon the market price of our Common Stock. If the market price for our Common Stock is less than $11.50 per share, we believe that no holders of our Outstanding Warrants will be likely to exercise their Outstanding Warrants.
To the extent that our Outstanding Warrants are exercised, additional shares of our Common Stock will be issued, which will result in dilution to the holders of our Common Stock and increase the number of shares of our Common Stock eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such Outstanding Warrants may be exercised could adversely affect the market price of our Common Stock. However, there is no guarantee that our Outstanding Warrants will be in the money prior to their respective expirations, and as such, they may expire worthless.

The terms of our Outstanding Warrants may be amended in a manner adverse to a holder of our Outstanding Warrants, if holders of at least 50% of the then-outstanding private placement warrants or Preferred Financing Warrants, as applicable, approve of such amendment.

Both the private placement warrants and the Preferred Financing Warrants were issued in registered form under the Amended and Restated Warrant Agreement and the Preferred Financing Warrant Agreement, respectively (such agreements, collectively, the “Outstanding Warrant Agreements”).

The Outstanding Warrant Agreements provide that the terms of the applicable Outstanding Warrants may be amended without the consent of any holder of the applicable Outstanding Warrants to cure any ambiguity or correct any defective provision or correct any mistake and to provide for the delivery of Alternative Issuance (as defined therein) pursuant to Section 4.4 of the applicable Outstanding Warrant Agreement, but otherwise requires the approval by the holders of at least a majority of the then-Outstanding Warrants, as applicable, to make any other amendments.

Accordingly, we may amend the terms of the Outstanding Warrant Agreements in a manner adverse to a holder of our Outstanding Warrants, if the holders of at least a majority of the then-Outstanding Warrants, as applicable, approve of such amendment. Although our ability to amend the terms of the Outstanding Warrants with the consent of at least a majority of the then-Outstanding Warrants, as applicable, is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the applicable Outstanding Warrant Agreement, convert the applicable Outstanding Warrants into cash, shorten the exercise period for the applicable Outstanding Warrants or decrease the number of shares of our Common Stock purchasable upon exercise of the applicable Outstanding Warrants.

The Series A Preferred Stock has rights, preferences and privileges that will not be held by, and will be preferential to, the rights of holders of our Common Stock, which could adversely affect the liquidity and financial condition of our Company, and may result in the interests of the holders of Series A Preferred Stock differing from those of the holders of our Common Stock.

The 85,000 shares of our Series A Preferred Stock that were sold as part of the Preferred Financing Transaction for $1,000 per share rank senior to shares of our Common Stock with respect to liquidation preferences. Upon any dissolution, liquidation or winding up, whether voluntary or involuntary, holders of shares of our Series A Preferred Stock will be entitled to receive distributions out of our assets in an amount per share equal to $1,000 plus all accrued and unpaid dividends before any distributions shall be made on any shares of our Common Stock.

In addition, holders of shares of our Series A Preferred Stock will be entitled to dividends at a rate equal to the SOFR plus 7.00% per annum (which rate increases to SOFR plus 10.50% per annum beginning on the second anniversary of the consummation of the Preferred Financing Transaction).

The preferential rights described above could result in divergent interests between the holders of shares of our Series A Preferred Stock and the holders of our Common Stock.

You may experience future dilution as a result of future equity offerings or if we issue shares subject to options, warrants, stock awards or other arrangements.

In order to raise additional capital, we may, in the future, offer additional shares of our Common Stock or other securities convertible into or exchangeable for our Common Stock, including in connection with mergers and acquisitions. We may sell shares of our Common Stock or other securities in any other offering at a price per share that is less than the current market price of our Common Stock, and investors purchasing shares of our Common Stock or other securities in the future could have rights superior to existing stockholders. The sale of additional shares of our Common Stock or other securities convertible into or exchangeable for our Common Stock would dilute all of our stockholders, and if such sales of convertible securities into or exchangeable into our Common Stock occur at a deemed issuance price that is lower than the current exercise price of our Outstanding Warrants the exercise price for those Outstanding Warrants would adjust downward to the deemed issuance price pursuant to price adjustment protection contained in the Outstanding Warrant Agreements.

We may be required to subsequently take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the share price of our securities, which could cause you to lose some or all of your investment.

We cannot assure you that the due diligence conducted in relation to the Business Combination has identified all material issues or risks associated our Company, our business or the industry in which we compete. As a result of these factors, we may incur additional costs and expenses and we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if the due diligence identified certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with the risk analysis completed prior to the Business Combination. If any of these risks materialize, they could have a material adverse effect on our financial condition and results of operations and could contribute to negative market perceptions about our securities or our Company. Accordingly, any of our stockholders could suffer a reduction in the value of their shares of our Common Stock. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to claim successfully that the reduction was due to the breach by our current or former officers or directors of a fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the registration statement or prospectus relating to the Business Combination contained an actionable material misstatement or material omission.

Our outstanding private placement warrants are accounted for as liabilities and changes in value of such warrants could impact our financial results.

We classify our private placement warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings. As a result, our consolidated balance sheets in this Annual Report on Form 10-K include derivative liabilities that relate to embedded features contained within our private placement warrants. Accounting Standards Codification 815, Derivatives and Hedging, provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors that are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our private placement warrants each reporting period, although we do not anticipate that the amount of such gains or losses would be material. Furthermore, the impact of changes in fair value on earnings may have an adverse effect on the market price of our securities, although we do not anticipate that such effect would be material. As of March 31, 2023, there are 232,500 private placement warrants outstanding.

We have identified material weaknesses in our internal control over financial reporting which, if not corrected, could affect the reliability of our consolidated financial statements and have other adverse consequences.

We have identified material weaknesses in our internal control over financial reporting that we are currently working to remediate, which relate to improper segregation of duties, inadequate design, implementation, and maintenance of adequate information systems controls, including access and change management controls and timely recording of material transactions. In addition, prior to the Business Combination, ITHAX identified a material weakness in internal control over financial reporting related to complex financial instruments.

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements would not be prevented or detected on a timely basis. These deficiencies could result in additional material misstatements to our consolidated financial statements that could not be prevented or detected on a timely basis.

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

Our management has concluded that these material weaknesses in our internal control over financial reporting are due to the fact that we were a private company with limited resources. We did not have the necessary business processes and related internal controls formally designed and implemented, coupled with the appropriate resources with the appropriate level of experience and technical expertise to oversee our business processes and controls in a manner that is consistent with the expectations of a public company. We have taken a number of measures to remediate such material weaknesses, however, our management has determined that such material weakness around improper segregation of duties, inadequate design, implementation, and maintenance of adequate information systems controls, including access and change management controls and timely recording of material transactions prior to being a public company continued to exist as of December 31, 2022. The material weaknesses will be considered remediated when management designs and implements effective controls that operate for a sufficient period of time and management has concluded, through testing, that these controls are effective. Management will monitor the effectiveness of our remediation plans and will make changes management determines to be appropriate. Management believes we are on target for completion in 2023.

If not remediated, these material weaknesses could result in material misstatements to our annual or interim consolidated financial statements that might not be prevented or detected on a timely basis, or in delayed filing of required periodic reports. If we are unable to assert that our internal control over financial reporting is effective, or when required in the future, if our Independent Registered Public Accounting Firm is unable to express an unqualified opinion as to the effectiveness of the internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of the Common Stock could be adversely affected and we could become subject to litigation or investigations by Nasdaq, the SEC, or other regulatory authorities, which could require additional financial and management resources.

As a result of the material weaknesses described above, we may face litigation or other disputes that may include, among others, claims under federal and state securities laws, contractual claims or other claims arising from the material weakness in our internal control over financial reporting. As of the date of this Annual Report on Form 10-K, we have no knowledge of any such litigation or dispute.

We can give no assurance as to our ability to timely remediate the material weaknesses identified, if at all; that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls; or that any litigation or dispute will not arise in the future.
We are an “emerging growth company” and a “smaller reporting company” and the reduced disclosure requirements applicable to both emerging growth companies and smaller reporting companies may make our Common Stock less attractive to investors.
We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (“JOBS Act”). For as long as we remain an emerging growth company, we are permitted and plan to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act; not being required to comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements; reduced disclosure obligations regarding executive compensation; and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, the information we provide stockholders will be different than the information that is available with respect to some other public companies. We have not included in this Annual Report on Form 10-K all of the executive compensation related information that would be required if we were not an emerging growth company. We cannot predict whether investors will find shares of our Common Stock less attractive if we rely on these exemptions. If some investors find shares of our Common Stock less attractive as a result, there may be a less active trading market for our Common Stock, and the price of our Common Stock may be more volatile.
In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

We will remain an emerging growth company until the earlier of: (i) the last day of the fiscal year (a) following the fifth anniversary of the closing of ITHAX’s initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means, among other things, the market value of our common equity that is held by non-affiliates exceeds $700 million as of the last business day of its most recently completed second fiscal quarter; and (ii) the date on which we have issued more than $1.00 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” have the meaning associated with it in the JOBS Act.

We are also a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates exceeds $250 million as of the end of the prior June 30th, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the prior June 30th.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Our corporate headquarters are located in Austin, Texas. Our other domestic operations are located in California, Michigan, New York, and elsewhere in the United States. We also maintain international offices in Brazil, Canada, India, and Thailand, and have employees who work remotely and are based in several other locations across the world.

We continue to seek ways to reduce our global footprint in response to the COVID-19 pandemic while maintaining world class customer service. The COVID-19 pandemic has highlighted the ability to maintain most central business operations outside of traditional office space. We believe our facilities are adequate and suitable for current business needs and we expects to continue to reduce reliance on fixed office space in the future.

ITEM 3. LEGAL PROCEEDINGS
For a description of our material pending legal proceedings, see Note 13 — Commitments and Contingencies, to our consolidated financial statements for the years ended December 31, 2022 and December 31, 2021 included in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information

Our shares of Common Stock began trading on the Nasdaq Global Market on July 18, 2022, under the symbol “MOND”. There is no public market for our private placement warrants or shares of Series A Preferred Stock.
Prior to the Business Combination, our Units, Class A ordinary shares, and public warrants traded on the Nasdaq Capital Market under the symbols “ITHXU”, “ITHAX”, and “ITHXW,” respectively. Our Units began trading on January 28, 2021, and our Class A ordinary shares and public warrants began separate public trading on March 19, 2021. Our Class B ordinary shares were not listed on any exchange. Prior to January 28, 2021, there was no public market for any of our securities.
Holders of Record

As of March 31, 2023, there were 196 holders of record of our shares of Common Stock. Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
Dividends

We currently do not pay dividends on our Common Stock, and we do not anticipate paying cash dividends in the foreseeable future. Payment of cash dividends, if any, in the future will be at the discretion of our Board and will depend on then-existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects and other factors our Board may deem relevant.
Securities Authorized for Issuance under Equity Compensation Plans

Information about our equity compensation plans is incorporated herein by reference to Part III, Item 12 of this Annual Report on Form 10-K.
Recent Sales of Unregistered Securities

None.

Issue Purchases of Equity Securities

Tender Offer

On September 16, 2022, we commenced our offer to each holder of our outstanding public warrants and private placement warrants to receive $0.65 in cash (the “Offer Purchase Price”), without interest, for each outstanding public warrant or private placement warrant tendered by the holder pursuant to the offer (the “Offer to Purchase”).

In connection with the Offer to Purchase, we solicited consents (the “Consent Solicitation”) from holders of the outstanding public warrants and private placement warrants to amend the Amended and Restated Warrant Agreement, (such amendment, the “Warrant Amendment”), to permit our Company to redeem each outstanding public warrant and private placement warrant for $0.01 in cash, without interest (the “Redemption Price”), which Redemption Price is 98% less than the purchase price to be received in connection with the Offer to Purchase. The execution and delivery of the Letter of Transmittal and Consent in connection with the exchange of the public warrants and private placement warrants in connection with the Offer to Purchase constituted a holder’s consent to the Warrant Amendment.

The Offer to Purchase and the Consent Solicitation expired one minute after 11:59 P.M., Eastern Time, on October 17, 2022, in accordance with their terms. Continental, the depository for the Offer to Purchase, indicated that (i) 10,741,390 outstanding public warrants, or approximately 89.1% of the outstanding public warrants, were validly tendered in and not withdrawn prior to the expiration of the Offer to Purchase, and therefore such public warrants consented to the Warrant Amendment and (ii) none of the outstanding private placement warrants were validly tendered in and not withdrawn prior to the expiration of the Offer to Purchase, and therefore none of the private placement warrants consented to the Warrant Amendment. We accepted all validly tendered public warrants for purchase and settlement on or before October 21, 2022, paid an aggregate of $6,981,904 in cash in exchange for such public warrants. Because consents were received from holders of more than 50% of our public warrants, the Warrant Amendment was approved as it related to the public warrants. Because no consents were received from any holder of our private placement warrants, the Warrant Amendment was not approved as it related to the private placement warrants.

Accordingly, on October 18, 2022, we and Continental, as warrant agent, entered into the Warrant Amendment, which permitted us to redeem each public warrant that remained outstanding upon the closing of the Offer to Purchase for the Redemption Price, which is approximately 98% less than the Offer Purchase Price. Pursuant to the Warrant Amendment, we had the right to redeem not less than all of the public warrants at any time while such public warrants were exercisable and prior to their expiration, at the office of Continental, upon notice to the registered holders of the outstanding public warrants at least five days prior to the date of redemption fixed by us. We exercised our right to redeem all remaining outstanding public warrants in accordance with the terms of the Warrant Amendment, with October 27, 2022 fixed as the redemption date. The following table provides information relating to the repurchase of our public warrants during the referenced periods:

Period	Total Number of Warrants Purchased	Average Price Paid Per Warrant	Total Number of Warrants Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Warrants That May Yet Be Purchased Under the Plans or Programs
October 2022	12,059,985	$0.58 $—	12,059,985	—
November 2022	—	—	—	—
December 2022	—	—	—	—
Total	12,059,985		12,059,985

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our audited consolidated financial statements and the accompanying notes for the years ended December 31, 2022 and December 31, 2021 included in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements, including statements regarding our intentions, plans, objections, and expectations for our business. Forward-looking statements are based upon our current beliefs, plans, and expectations related to future events and our future financial performance and are subject to risks, uncertainties, and assumptions forward-looking statements, including statements regarding our intentions, plans, objections, and expectations for our business. Forward-looking statements are based upon our current beliefs, plans, and expectations related to future events and our future financial performance and are subject to risks, uncertainties, and assumptions. Our actual results and the timing of certain events could differ materially from those described in or implied by these forward-looking statements as a result of various factors, including those set forth in the “Risk Factors” section of this Annual Report on Form 10-K. See also the “Special Note Regarding Forward-Looking Statements” section of this Annual Report on Form 10-K.

This section includes a discussion of 2022 and 2021 items and a comparison of the fiscal years ended 2022 and 2021.
Overview
We are a leading travel technology company and marketplace with a portfolio of globally recognized technology solutions in the leisure, retail and corporate travel sectors.
We provide state-of-the art technologies, operating systems and technology-enabled services that seamlessly facilitate travel market transactions to better serve travelers through travel affiliates and numerous other emerging channels. These technology solutions with access to global travel inventory and extensive negotiated travel content, combined with our distribution network, create a modern travel marketplace. Our modern marketplace provides the increasingly discerning traveler with enhanced options on efficient consumer-friendly distribution platforms, while supporting our travel supplier partners in utilizing highly-perishable travel inventory.
In addition to the rapid development and enhancement of our modern travel marketplace, we are increasingly focused on expanding our penetration of the "gig economy" segment of the travel market. We believe our technology solutions are well-suited to serve gig workers seeking more flexible, diverse content and travel services.
From its founding, our Company began building a leading international wholesale travel business through acquisitions and deployment of our technology platform. We have continued to enhance our technology, expand our market reach and increase our travel market penetration with a combination of organic and inorganic initiatives and transactions. Most recently, we have acquired companies with subscription products, expanded hotel and retail consumer services and added more global content.
We believe the successful execution of our combined organic and inorganic acquisition business strategy has enhanced our modern travel marketplace and positioned us well for emerging travel business opportunities.
We generate revenue primarily from sales of airline tickets and other travel products and have begun adding subscription fees with some services. Primarily all of our revenue today is generated by providing omni-channel travel services that result in airline ticket and ancillary sales. Revenue is received in the forms of ticket markups, supplier commission, or ticketing or ancillary fees, fintech revenues, as well as incentive payments from airlines, GDS service providers, and banks and financial institutions, which we leverage in our payment processing and settlement platform. We also fulfill and settle the reservations booked through affiliated travel agents or directly by travelers.
As a result of our Business Combination with ITHAX, we obtained further financing during the year ended December 31, 2022. As of the periods presented, through financing activities we have raised an aggregate of $163.5 million and $3.8 million for the years ended December 31, 2022 and 2021, respectively. The increase in cash from financing activities is primarily due to the $83.6 million, net of issuance costs of $1.4 million, raised in connection with the issuance of our Series A Preferred Stock during the period. Additionally, in July 2022, as part of the Business Combination, we raised net proceeds of $54.8 million consisting of $78.5 million through the PIPE Financing, net of expenses of $23.7 million. We incurred a net loss of $90.2 million and our operations used $10.6 million in cash for the year ended December 31, 2022, which included $62.0 million of stock-based compensation. We incurred a net loss of $38.9 million, including the impacts of COVID-19, and used $15.7 million in cash from operating activities for the year ended December 31, 2021.

Impact of COVID-19 and War in Ukraine
The global pandemic of COVID-19 has resulted, and could continue to result in, significant disruptions to the global economy, as well as businesses and capital markets around the world. In response to the pandemic, governments, healthcare and other organizations around the world have imposed, and may impose in the future, various measures, including but not limited to, voluntary and mandatory quarantines, stay-at-home orders, travel restrictions and advisories, limitations on gatherings of people, reduced operations and extended closures of businesses.
With respect to our Company, since our business and prospects are largely dependent on travel transaction volumes, that have and will continue to be adversely affected by these and other measures to mitigate risk associated with COVID-19, our financial results for the year ended December 31, 2020 were significantly and negatively impacted, with a material decline in total revenues, net income, cash flow from operations and Adjusted EBITDA (as defined below). We withstood these unprecedented impacts in the form of airline and traveler cancellations, customer chargebacks, and refunds. However, we took measures to mitigate or control risks associated with COVID-19 and reduced costs and managed cash flow. In particular, we: (a) renegotiated certain terms and conditions of our loans with our lenders to defer interest payments and thereby managed our cash; (b) raised additional capital through external borrowings; (c) restructured accounts payable to accommodate a longer time horizon for payment; and (d) invested in and developed our platform to increase operating efficiencies and to reduce labor expenses. Our financial results for the year ended December 31, 2022 improved from the negatively impacted fiscal 2020 as the travel industry continued to rebound. Revenues for the year ended December 31, 2022 were $66.3 million higher than the year ended December 31, 2021 as vaccination rates increased and COVID-19 travel restrictions began to lift around the world.
During 2020, Mondee also applied for and received a loan of $4.3 million from the PPP, all of which was forgiven in August 2021. Mondee and Rocketrip, each applied for second tranches of the PPP in January 2021 and received, in aggregate $3.6 million. In November 2021, Rocketrip’s second tranche of $1.6 million was forgiven. In May 2022, Mondee’s second tranche of $2.0 million was forgiven.
A global travel recovery has generally continued during 2022, based somewhat on the development, rapid approval and more widespread use of many COVID-19 vaccines. Nevertheless, notwithstanding widespread vaccine distribution across the world, new variants of COVID-19, such as the Delta and Omicron variants identified in the second half of 2021 and early 2022, have impacted the pace of the recovery. Additionally, the war between Russia and the Ukraine, and the global travel sanctions associated with them, have had a material adverse impact on this travel recovery. Accordingly, there remains uncertainty and volatility around the path to full economic and travel recovery from the COVID-19 pandemic due to deployment and adoption of vaccines globally, changing travel restrictions, continued war between Russia and Ukraine, as well as the potential impact of the new variants of COVID-19 in early 2023. As a result, we are unable to predict accurately the impact that the COVID-19 pandemic will have on the pace of recovery of our business going forward.
See “Risk Factors” for further discussion of the possible impact of COVID-19 on our business.
Recent Developments
TCW Debt Amendments
On January 11, 2023, we executed a ninth amendment to the TCW Agreement (the “Ninth Amendment”), wherein Wingspire Capital LLC (“Wingspire”) became a party to the TCW Agreement, among other changes. Wingspire funded an additional $15.0 million of term loan commitment on top of the already outstanding Term Loan. Additionally, the Ninth Amendment split the Term Loan with TCW into two loans. Term Loan A will be represented by Wingspire with an outstanding principal balance of $30.0 million and Term Loan B will be represented by TCW with an outstanding principal balance of $137.8 million.

Additionally, pursuant to the Ninth Amendment, Wingspire consented to take over the TCW LOC for a principal amount not to exceed $15.0 million. Until January 11, 2024, we have the option to increase Term Loan A by $20.0 million under two conditions: (i) our Company must have a trailing 12-month EBITDA of at least $25.0 million; and (ii) our Company must draw in increments of at least $5.0 million.

On January 31, 2023, we executed a tenth amendment to the TCW Agreement (the “Tenth Amendment”). The Tenth Amendment (1) set forth the terms on which we could acquire Orinter, pursuant to that certain Share Purchase and Sale Agreement, dated as of January 31, 2023, among us, Mondee Brazil, LLC, a Delaware limited liability company (“Mondee Brazil”), OTT Holdings Ltda. (“OTT Holdings”), Orinter, and the other parties named therein (the “Orinter Purchase Agreement”); (2) set forth the terms on which we could pay the earn-out payment contemplated to be paid to OTT Holdings and certain key executives of OTT

Holdings pursuant to the Orinter Purchase Agreement; (3) required that Mondee Brazil join as a party to the TCW Agreement and the Security Agreement (as defined in the TCW Agreement); (4) required that Mondee, Inc. pledge 100% of the equity interests of Mondee Brazil; and (5) required that Mondee Brazil and Mondee Inc. pledge 100% of the equity interests of Orinter.

Orinter Acquisition

On January 31, 2023 (the “acquisition date”), the Company executed the Share Purchase and Sale Agreement to acquire all of the outstanding equity interests in Orinter from OTT Holding Ltd (the “Sellers”). Orinter is a high-growth and leading travel provider with a strong presence in Brazil and Latin America. Orinter currently serves 4,800 travel companies whose integration through this acquisition expands the Company’s geographic footprint to include Brazil’s domestic and outbound travel market. Additionally, Orinter’s direct relationships with Latin American hotels will provide valuable cross-sell opportunities for the Company.

As part of the acquisition, the Company paid $20.5 million in cash and $17.3 million in shares of the Company Common Stock shares (1.7 million shares of the Company Common Stock at $10 each). 903,202 of the Common Stock shares will be maintained in an escrow for one year and the remainder will also be maintained in an escrow for two years. Additionally, there is an earn-out obligation of $10.0 million (paid in 3 equal installments over 3 years) that may be owed to OTT Holdings. The earn-out payments are contingent on Orinter meeting EBITDA targets of $10.5 million, $11.5 million, and $12.5 million, in each of the three years, respectively.
Pro Rata Distribution

In connection with the Business Combination as described further below, the Mondee Stockholder received 60,800,000 shares of our Common Stock. In March 2023, the Mondee Stockholder effected the Pro Rata Distribution. Upon the consummation of the Pro Rata Distribution, the Mondee Stockholder ceased to hold any shares of our Common Stock.
Business Combination
On the Closing Date, we consummated the Business Combination with Mondee, whereby First Merger Sub merged with and into Mondee, with Mondee surviving such merger as a wholly owned subsidiary of our Company, and immediately following the First Merger, Mondee merged with and into Second Merger Sub, with Second Merger Sub surviving such merger as a wholly owned subsidiary of our Company.
The Business Combination was accounted for as a reverse recapitalization. Under this method of accounting, we were treated as the acquired company for financial statement reporting purposes. Upon consummation of the First Merger, Second Merger, and the PIPE Financing, the most significant change in our reported financial position and results was an increase in cash of $54.8 million for the year ended December 31, 2022, as compared to the same period in 2021.
In connection with the Closing:
•All issued and outstanding shares of Mondee, including any unvested incentive stock units of the Mondee Stockholder were converted into the right to receive an aggregate of 60,800,000 shares of our Common Stock;
•Pursuant to the Earn-Out Agreement, we issued 6,500,000 Earn-Out Shares;
•All outstanding Class A ordinary shares (after redemptions) and Class B ordinary shares were cancelled and converted into shares of our Common Stock;
•We entered into a seventh amendment to the TCW Agreement with TCW and the other Lenders thereto reflecting a debt modification, which resulted in the issuance of 3,000,000 Class G units of the Mondee Stockholder and a prepayment of the principal and fee of $41.2 million; and
•We issued an aggregate of 7,000,000 PIPE Shares at a price of $10.00 per share, for an aggregate of $70.0 million, to the PIPE pursuant to the PIPE Subscription Agreements entered into effective as of December 20, 2021, as amended, and as of April 21, 2022.
Our Common Stock is currently listed on The Nasdaq Global Market (“Nasdaq”) under the symbol “MOND”. See Notes 1 and 3 to our consolidated financial statements for the years ended December 31, 2022 and December 31, 2021 included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

Metaminds Acquisition
On July 18, 2022, Mondee, Inc., a subsidiary of our Company (“Mondee, Inc.”), entered into an Asset Purchase Agreement (the “Metaminds Agreement”) with Metaminds Technologies Pvt. Ltd., (“Metaminds”), Gundumogula, Pasam, and Mondee Group to acquire substantially all of the assets and associated liabilities of Metaminds in exchange for $2.0 million. Gundumogula owns all of the equity interests of Mondee Group, while Gundumogula and Pasam, who are married to one another, both own Metaminds. Metaminds provided Mondee, Inc. with a dedicated offshore team that supplemented and supported our internal technology development group. Metaminds offshore team offers technology consulting, technology support and application development, which supported our revenue management process as well our IT support. Metaminds was directly involved with writing code for our internally developed technology as well as provided maintenance service when issues arise. These services are consistent with the Amended and Restated Services Agreement dated September 26, 2011, by and between Mondee, Inc. and Metaminds, and made effective as of April 16, 2010. During the years ended December 31, 2021 and 2020, transaction cost with Metaminds amounted to $1.1 million and $0.6 million, respectively. Gundumogula is our Chief Executive Officer and a material shareholder of our Company. Gundumogula serves on the board of directors of Mondee, Inc. and certain of its subsidiaries. Gundumogula and Pasam collectively own all the issued and outstanding shares of the capital stock of Metaminds, while Gundumogula is the sole owner of all of the issued and oustanding equity interests of Mondee Group. After the consummation of the Business Combination, Gundumogula controlled 83% of the shares of our Common Stock. Based on Gundumogula’s ownership of us and Metaminds at that time, we considered the Metaminds Agreement to be a related party transaction.

The net assets carrying value converted on July 18, 2022 was immaterial. Per the Metaminds Agreement, the purchase price of $2.0 million was be settled against the loan receivable from the Mondee Group Note (as defined below) with an original principal balance of $19.3 million and accumulated interest of $3.1 million as of July 18, 2022.

Prior to the close of the transaction, Mondee, Inc. hired 100% of Metaminds employees in April 2022. The hiring of Metaminds employees was in line with the terms of the Metaminds Agreement. The Metaminds Agreement states that Metaminds will terminate the employment of all transferring employees immediately prior to the effective date of their employment with Mondee, Inc. Metaminds will then support Mondee, Inc. by using its best efforts to secure satisfactory employment arrangements with those employees of Metaminds to whom Mondee, Inc. makes offers of employment.
Settlement of Mondee Group Note and Shareholder Receivable
On March 25, 2016 Mondee, Inc. extended a loan in the original amount of $19.3 million to Mondee Group (the "Mondee Group Note"). Mondee Group is owned by Gundumogula.
On the Closing Date, Mondee, Inc. entered into a second amendment to the Mondee Group Note. Mondee, Inc. agreed to settle $2.0 million of the outstanding balance of the Mondee Group Note through the acquisition of Metaminds pursuant to the Metaminds Agreement. As payment of the $2.0 million under the Metaminds Agreement the outstanding balance of the loan receivable will be reduced to $20.3 million (the “Remaining Balance”).
Additionally on the Closing Date, we and Mondee Group entered into a note repayment agreement that finalized how the Remaining Balance was settled. Consistent with SAB Topic 4E, the Company recorded such right to receive the Company Class A Common Stock as a deduction from shareholders' deficit. In connection with the Business Combination, the Mondee Stockholder received our Common Stock, which was distributed to Mondee Group on March 10, 2023, pursuant to the Pro Rata Distribution. Mondee Group assigned the right to receive 2,033,578 shares of our Common Stock to Mondee, Inc., in settlement of the Remaining Balance. The shares of our Common Stock were valued at $10.00 each, which resulted in 2,033,578 shares being issued to Gundumogula by our Company. The Remaining Balance was reflected as treasury stock since the settlement of the Remaining Balance was a result of Gundumogula transferring our Common Stock to us.
Preferred Stock Issuance
On September 29, 2022, we entered into the Preferred Subscription Agreements to issue 85,000 shares of Series A Preferred Stock with a purchase price of $1,000.00 per share, resulting in gross proceeds of $85 million.
Issuance of Warrants
As an inducement and concurrently with our entry into the Preferred Subscription Agreements, we issued the Preferred Financing Warrants, that upon exercise convert into the Company’s Class A Common Stock. The Preferred Financing Warrants had a grant-date fair value of $3.07 at issuance and are fully vested. The Preferred Financing Warrants are exercisable until September 29, 2027. Refer to Note 4 to the consolidated financial statements for the year ended December 31, 2022 included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

Tender Offer for Warrants
On September 16, 2022, we commenced our a tender offer agreement to tender public warrants at a price of $0.65 per warrant in cash, for up to 12,293,543 of our outstanding public warrants and private placement warrants to purchase the shares of our Common Stock. Our Offer to Purchase the public warrants and private placement warrants was not conditioned on any minimum number of warrants being tendered and expired on October 17, 2022 with 10,741,390 public warrants and no private placement warrants being tendered. The remaining 1,319,653 public warrants were redeemed at a price of $0.01 per public warrant, in cash. The gross cash paid in exchange for the public warrants was approximately $7.5 million. As of December 31, 2022, there were no public warrants outstanding and 232,500 private placement warrants outstanding.
Restructuring
As part of our restructuring plans, we conducted the RIF of 368 employees from July 2022 to October 2022, including involuntary and voluntary positions that were not backfilled. We generally provided involuntary termination benefits in the amount of one month of compensation as a severance payment. We have closed our Mohali and Dehradun, India offices and plan to exit or sublease these premises.

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

As a result of the assessment, we determined there was the need and opportunity for a permanent reduction in staffing levels across a variety of functional areas from call center sales staff to mid and back-office servicing staff and facilities. We began implementing this plan during the three months ended September 30, 2022, with most of the staff reductions, facility redundancy and process changes completed within the quarter. The balance of those changes were made in the three months ended December 31, 2022.

This right-sizing program resulted in the reduction of front-end sales positions; mid-office quality control, ticketing and related positions; back-office accounting and fraud protection positions; and the vacating of the Mohali and Dehradun facilities. All functional areas are now covered in the remaining Delhi and Hyderabad facilities with existing staff.

During the three months ended March 31, 2023, the Company announced additional reductions to employees at the Delhi, India office location. The purpose of this actions is to pursue greater cost efficiencies and to realign our business and strategic priorities

Factors Affecting Our Performance
The COVID-19 pandemic has had, and may continue to have, a material impact on the expansion of the global gig economy and remote worker populations, which could provide a material business leverage opportunity for our Company with commensurate operating and revenue performance results.
The COVID-19 pandemic caused a fundamental, and potentially permanent, shift of business practices globally to the adoption of remote and virtual work environments. This change, among other generational factors, rapidly increased the proliferation of the global gig economy, creating larger fragmented pools of remote, part-time and home-based gig workers. In many industries, and especially in the travel industry, this shift has created a significant market white space for remote and home-based business solutions that are largely technology enabled. We believe our micro-services and self-service modern technology solutions, combined with our affiliate and travel agent market segment focus, extensive high-value content access and consumer-friendly apps, give us a material early-to-market advantage in this market white space. In addition, this advantage may provide us with significant market growth and penetration opportunities for an unpredictable period of time, which could result in a potentially material increase in transactions. Since our financial results and prospects are largely dependent on these transaction volumes, we may see a commensurate positive impact on our operating and financial performance.
The COVID-19 pandemic has had, and may continue to have, a material adverse impact on the travel industry, which could materially affect our business, liquidity, financial condition and operating results.
The COVID-19 pandemic and the resulting economic conditions and government orders forced many of our travel suppliers, including airlines and hotels, to curtail drastically their service offerings, pursue cost reduction measures and seek financing, including government financing and support, so they could reduce financial distress and continue operating. In addition, the COVID-19 pandemic resulted in a material decrease in business and consumer spending and an unprecedented decline in transaction volumes in the global travel industry. Our financial results are largely dependent on these transaction volumes. As a result, our financial results for the years ended December 31, 2022, 2021, and 2020 were impacted in total revenues, net income, cash flow from operations and Adjusted EBITDA, as compared to 2019. Financial results began to improve in 2021 and continued to trend upward through 2022.
Our liquidity and ongoing access to capital could be materially and negatively affected by the impacts of the COVID-19 pandemic.
We have incurred negative cash flows from operating activities and significant losses from operations in the past as reflected in our accumulated deficit of $190.0 million and $280.3 million as of December 31, 2021 and December 31, 2022, respectively. We believe that our cash on hand, cash generated from operating activities, available line of credit, additional investments obtained through the Business Combination, including the $70.0 million PIPE Financing, cash held by ITHAX of $0.2 million and $8.4 million net of redemptions, as well as the $85.0 million in proceeds from the Preferred Financing Transaction will satisfy our working capital and capital requirements for at least the next 12 months. Our future capital requirements, however, will depend on many factors, including on-going effects of the COVID-19 pandemic, consolidation of the travel industry, changes in the general market conditions for travel services, and future business combinations. We may in the future enter into arrangements to acquire or invest in complementary businesses, services, and technologies, including intellectual property rights. From time to time, we may seek to raise additional funds through the sale of equity and debt. If we are unable to raise additional capital when desired and on reasonable terms, our business, results of operations, and financial condition could be adversely affected.
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

Use of Transaction Volumes
Transaction volume represents the gross value of transactions handled by our platform between a third party seller or service provider and the ultimate customer. We generate revenue from service fees earned on these transactions and, accordingly our revenue increases or decreases based on the increase or decrease in either or both the number or value of transactions we process. Revenue will increase as a result of an increase in the number of customers using our platform or as a result of an increase in service fees from higher value services offered on the platform. As an example of one of these two factors, while transaction volume was flat from 2020 to 2021, our revenue increased from $65.8 million to $93.2 million during that same period as a result of an increase in transaction value, driven by our development of new revenue streams such as fintech revenue as well as the addition of subscription based and other ancillary revenues. Our management believes that transaction volume has a strong correlation to the opportunity to realize revenue and is therefore a useful unit of measurement for our investors.
Comparability of Financial Information
Our results of operations and statements of assets and liabilities may not be comparable between the year ended December 31, 2022 and the year ended December 31, 2021 as a result of the Business Combination.
Lastly, our 2020 and 2021 annual financial results were more severely impacted by the COVID-19 pandemic, an event that occurred out of the ordinary course of business, in comparison with the financial results during 2022. The travel industry began to recover during 2021 as vaccination rates increased, infection rates decreased, and restrictions began to lift, and continues to trend upwards towards pre-pandemic travel activity during 2022.
Non-GAAP Financial Measures
In addition to our financial results determined in accordance with GAAP, we believe the following non-GAAP measures are useful in evaluating our operating performance. We use the term “Adjusted EBITDA” to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe that this non-GAAP financial measure, when taken together with the corresponding GAAP financial measures, provides meaningful supplemental information regarding our performance by excluding certain items that may not be indicative of our business, results of operations, or outlook. We use the term “Unlevered Free Cash Flow” to measure cash generated internally that is available to service debt and fund inorganic growth or acquisitions.
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
Adjusted EBITDA and Unlevered Free Cash Flow
Adjusted EBITDA is a key performance measure that our management uses to assess our operating performance, and our management believes Unlevered Free Cash Flow is relevant to investors because it provides a measure of cash generated internally that is available both to service debt and to fund inorganic growth or acquisitions. Our management believes that these measures provide useful information to investors regarding our operating performance. We believe that these measures are used by many investors, analysts and rating agencies as a measure of performance. By reporting these measures, we provide a basis for comparison of our business operations between current, past and future periods by excluding items that we do not believe are indicative of our core operating performance.
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

Because Adjusted EBITDA facilitates internal comparisons of our historical operating performance on a more consistent basis, we use this measure for business planning purposes. We define Adjusted EBITDA as net loss before (1) depreciation and amortization; (2) provision for income taxes; (3) interest expense (net); (4) other income net excluding sales of export incentives which is income from the sale of government assistance pertaining to export incentives received under the Service Exports from India Scheme (“SEIS”); (5) stock-based compensation; (6) restructuring and related costs; (7) warrant transaction expenses associated with transaction costs incurred from the SPAC Business Combination related with the acquisition of private warrants from ITHAX; (8) legal costs pertaining to acquisition, and other filings which are not ordinary and outside the course of our business; (9) changes in fair value attributable to warrants classified as liability; (10) gain on forgiveness of PPP loans, which represents a non-cash gain.
The above items are excluded from our Adjusted EBITDA measure because these items are non-cash in nature, or because the amount and timing of these items is unpredictable, not driven by core results of operations, and renders comparisons with prior periods and competitors less meaningful. We believe Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our results of operations, as well as provides a useful measure for period-to-period comparisons of our business performance.
Unlevered Free Cash Flow is defined as cash used in operating activities, less capital expenditures, plus cash paid for interest.
The following table reconciles net loss to Adjusted EBITDA for the years ended December 31, 2022 and 2021, respectively:

	Year Ended December 31,
	2022	2021	$ Change	% Change
	($ in thousands)
Net loss	$(90,238)	$(38,905)	$(51,333)	132%
Interest expense, (net)	$26,017	$23,178	$2,839	12%
Stock-based compensation expense	$62,042	$3,936	$58,106	1476%
Depreciation and amortization	$11,770	$12,861	$(1,091)	(8)%
Restructuring and related costs	$2,542	$—	$2,542	—%
Provision for income taxes	$127	$323	$(196)	(61)%
Extinguishment of PPP Loan	$(2,009)	$(5,868)	$3,859	(66)%
Changes in fair value of warrant liability	$108	$—	$108	—%
Legal expense	$744	$—	$744	—%
Warrant transaction expense	$326	$—	$326	—%
Other expense (income), net	$(308)	$(980)	$672	(69)%
Sale of export incentives	$760	$—	$760	—%
Adjusted EBITDA	$11,881	$(5,455)	$17,336	(318)%
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
We believe the presentation of Unlevered Free Cash Flow is relevant and useful for investors because it facilitates the comparison of our results with the results of other companies that have different financing and capital structures. Unlevered Free Cash Flow is the gross free cash flow from operations after payment of capital expenditures and debt service obligations that we can use to expand operations or pay dividends on preferred equity and other stakeholders.
Unlevered Free Cash Flow has the same limitations as Adjusted EBITDA, in that it does not consider the capital structure of our Company.
The following table reconciles net cash used in operating activities to Unlevered Free Cash Flows for the years ended December 31, 2022, and 2021, respectively:

	Year Ended December 31,
	2022	2021	$ Change	% Change
	($ in thousands)
Net cash provided by (used in) operating activities	$(10,612)	$(15,673)	$5,061	(32)%
Capital expenditures	$(7,267)	$(4,022)	$(3,245)	81%
Cash paid for interest	$10,820	$6,740	$4,080	61%
Unlevered free cash flow	$(7,059)	$(12,955)	$5,896	(46)%
Basis of Presentation
We currently conduct our business through two operating segments, namely our travel marketplace, which is our transactional business serving the end travelers directly or through travel affiliates, and our software-as-a service (“SaaS”) platform. Substantially, all of our long-lived assets are maintained in, and all of our losses are attributable to, the United States of America. See Notes 1 and 17 to the accompanying consolidated financial statements for the years ended December 31, 2022 and December 31, 2021 included in Part II, Item 8 of this Annual Report on Form 10-K for more information on basis of presentation and operating segments, respectively.
Components of Results of Operation
Revenues, Net
We have four material revenue streams: transactional revenue, incentive revenue, fintech program revenue, and subscription services revenue.
We generate transactional revenue primarily by airline ticket sales, which include mark-up fees as well as commissions from the sale of ancillary products such as travel insurance, seats, and bags. We also derive transactional revenue from hotel and rental car commission. We generate backend incentives from airlines for achieving volume targets. We also generate booking incentives from the three separate GDS service providers and supplier direct systems, which host the airlines’ inventory that we use to sell in our marketplace. We earn incentives from fintech programs held with banks and financial institutions, which we leverage in our payment processing and settlement platform. Our fintech programs include a wide array of payment options, such as credit cards, wallets, and alternate payment methods, and next generation fraud protection tools. In most cases, revenue is recognized at the time of booking, when we are in an agent position, and thus not responsible for the delivery of travel and have no significant obligations following the processing of the transaction.

	Year Ended December 31,
	2022	2021
Revenue from Travel Marketplace	$157,473	$92,038
Revenue from SAAS Platform	$2,011	$1,156
	$159,484	$93,194
Sales and Marketing Expenses
The Company changed the presentation of “Sales and other Expense” and “Marketing Expense” within the Consolidated Statement of Operations. The Company changed the presentation by combining “Sales and other Expense” and “Marketing Expense” into “Sales and Marketing Expense”. The change is a result of an increased overlap between the nature and purpose of expenses that fall within these groups.
Sales expenses are generally variable in nature and consist primarily of: (1) credit cards and other payment processing fees associated with merchant transactions; (2) fees paid to third parties that provide call center, website content translations, fraud protection services, and other services; (3) offshore customer support; and (4) customer chargeback provisions.
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
General and Administrative
General and administrative expenses consist primarily of: (1) occupancy and office expenses; (2) fees for outside professionals, including legal and accounting services; (3) audit and tax fees; and (4) other miscellaneous expenses. We expect to incur additional general and administrative expenses as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the SEC and stock exchange listing standards, additional insurance expenses (including directors’ and officers’ insurance), investor relations activities and other administrative and professional services. We also expect to increase the size of general and administrative functions to support the growth of our business. However, we anticipate general and administrative expenses to decrease as a percentage of revenue over the long term.
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
Other Income (Expense)
Other income (expense) consists primarily of: (1) interest income; (2) interest expense; (3) other interest and expense, and (4) government assistance. Interest expense relates to interest on loans and amortization of debt issuance costs. Interest income was recorded from the Mondee Group Note, our related party loan settled upon the consummation of the Business Combination. Other expenses include realized gains and losses on foreign currency exchange. Government assistance relates to amounts received under the Service Exports from India Scheme
Benefit from (Provision for) Income Taxes
We are subject to payment of federal and state income taxes in the U.S. and other forms of income taxes in other jurisdictions. Consequently, we determine our consolidated provision for income taxes based on tax obligations incurred using the asset and liability method. Under this method, deferred tax assets and liabilities are calculated based upon the temporary differences between the consolidated financial statements and income tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. The deferred tax assets are recorded net of a valuation allowance when, based on the weight of available evidence, we believe it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods.
We evaluate uncertain tax positions to determine if it is more likely than not that such tax positions would be sustained upon examination. We record a liability when such uncertainties fail to meet the more likely than not threshold.

A U.S. shareholder is subject to current tax on “global intangible low-taxed income” (“GILTI”) of its controlled foreign corporations (“CFCs”). We are subject to tax under GILTI provisions and include our CFCs’ income in our U.S. income tax provision in the period that the CFCs earn the income.
Results of Operations
Comparison of Years Ended December 31, 2022 and 2021
We have derived this data from our audited consolidated financial statements for the years ended December 31, 2022 and December 31, 2021 included in Part II, Item 8 of this Annual Report on Form 10-K, and this information should be read in conjunction therewith. The results of historical periods are not necessarily indicative of our results of operations for any future period. The following tables set forth our audited consolidated statement of operations as well as other financial data that our management considers meaningful for 2022 and 2021:

	Year Ended December 31,
	2022	2021	$ Change	% Change
	($ in thousands)
Revenues, net	$159,484	$93,194	$66,290	71%
Operating expenses:
Sales and marketing expenses	$114,111	$65,776	$48,335	73%
Personnel expense	$82,057	$23,422	$58,635	250%
General and administrative expense	$9,662	$7,455	$2,207	30%
Information technology expense	$5,333	$4,058	$1,275	31%
Provision for doubtful accounts receivable and contract assets	$312	$1,874	$(1,562)	(83)%
Depreciation and amortization	$11,770	$12,861	$(1,091)	(8)%
Restructuring and related costs	$2,542	$—	$2,542	—%
Total Operating Expenses	$225,787	$115,446	$110,341	96%
Net (loss) Income from operations	$(66,303)	$(22,252)	$(44,051)	198%
Other income (expense):
Interest income	$637	$505	$132	26%
Interest expense	$(26,654)	$(23,683)	$(2,971)	13%
Gain on extinguishment of PPP loan	$2,009	$5,868	$(3,859)	(66)%
Changes in fair value of warrant liability	(108)	—	$(108)	—%
Other (expense) income, net	$308	$980	$(672)	(69)%
Total other expense	$(23,808)	$(16,330)	$(7,478)	46%
Net loss before income taxes	$(90,111)	$(38,582)	$(51,529)	134%
Benefit from (provision for) income taxes	$(127)	$(323)	$196	(61)%
Net loss	$(90,238)	$(38,905)	$(51,333)	132%

	Year Ended December 31,
	2022	2021	$ Change	% Change
	($ in thousands)
Revenues, net	$159,484	$93,194	66,290	71%
Revenues, net for the year ended December 31, 2022 increased by $66.3 million, or 71%, compared to the same period in 2021. The increase was primarily driven by significant improvement in travel demand trends in fiscal year 2022, as the COVID-19 pandemic recovery continued to improve. Specifically, transactional revenues increased by $44.0 million during the year ended December 31, 2022, compared to the same period in 2021. GDS service provider incentives and other service revenues increased by $10.5 million during the year ended December 31, 2022, compared to the same period in 2021. Further, airline incentive revenues increased by $11.8 million during the year ended December 31, 2022, compared to the same period in 2021.

Operating Expenses and Other (Income) Expense

	Year Ended December 31,
	2022	2021	$Change	% Change
	($ in thousands)
Sales and marketing expenses	114,111	65,776	48,335	73%
Personnel expense	82,057	23,422	58,635	250%
General and administrative expense	9,662	7,455	2,207	30%
Information technology expense	5,333	4,058	1,275	31%
Provision for doubtful accounts receivable and contract assets	312	1,874	(1,562)	(83)%
Depreciation and amortization	11,770	12,861	(1,091)	(8)%
Restructuring and related costs	2,542	—	2,542	—%
Interest income	(637)	(505)	(132)	26%
Interest expense	26,654	23,683	2,971	13%
Gain on extinguishment of PPP loan	(2,009)	(5,868)	3,859	(66)%
Changes in fair value of warrant liability	108	—	108	—%
Other (income) expense, net	(308)	(980)	672	(69)%
	$249,595	$131,776	$117,819	89%
Sales and Marketing Expenses
Sales and marketing expenses for the year ended December 31, 2022 increased by $48.3 million, or 73%, compared to the same period in 2021. The increase was primarily driven by an increase in affiliate marketing and web advertising spend as travel demand increased during the period due to the travel industry’s continued recovery from the COVID-19 pandemic. The increase was also driven by credit card fees associated with merchant transactions, which grew by 121% over the prior period, consistent with the increase in net revenue growth. Credit card fees are correlated with the volume of B2C sales. Additionally, chargebacks decreased by $1.4 million for the year ended December 31, 2022 compared to the same period in 2021 due to the decrease in uncertainty related to travel as the COVID-19 pandemic stabilized.
Personnel Expenses
Personnel expenses for the year ended December 31, 2022 increased by $58.6 million, or 250%, compared to the same period in 2021. The increase was primarily attributable to an increase in stock based compensation due to Earn-Out Shares and restricted stock units of $60.9 million. The remainder of the change is driven by an decrease in salaries, payroll taxes, and benefits of $0.9 million, due to the reduction in force for year ended December 31, 2022.
General and Administrative Expenses
General and administrative expenses for the year ended December 31, 2022 increased by $2.2 million, or 30%, compared to the same period in 2021. The increase was primarily due to an increase in legal and professional fees of $2.4 million which was attributed to our preparation and filings with the SEC in connection with the Business Combination.
IT Expenses
IT expenses for the year ended December 31, 2022 increased by $1.3 million, or 31%, compared to the same period in 2021. The increase was primarily due to an increase in web hosting and software costs and expenses caused by an increase in transactions and website traffic.
Provision for Doubtful Accounts
Provision for doubtful accounts for the year ended December 31, 2022 decreased by $1.6 million, or 83%, compared to the same period in 2021. The variances were mainly driven by changes in estimated recovery of accounts receivable as a result of gradual improvement in travel industry, which were previously severely impacted by the COVID-19 pandemic.

Depreciation and Amortization
Depreciation and amortization expenses for the year ended December 31, 2022 decreased by $1.1 million, or 8%, compared to the same period in 2021. The decrease was primarily due to certain customer relationships and acquired technology intangible assets being fully amortized during the year ended 2021. This was partially offset by an increase in depreciation in computer software as a result of additional capitalized software.
Interest Income
Interest income for the year ended December 31, 2022 increased by $0.1 million, or 26%, compared to the same period in 2021. The increase was primarily due to an increase in non-cash interest income from the Mondee Group note.
Interest Expense
Interest expense for the year ended December 31, 2022 increased by $3.0 million, or 13%, compared to the same period in 2021. The increase was driven by an increase in our outstanding debt balance as Payment in Kind ("PIK") interest continues to accrue towards the outstanding debt balance..
Gain on Extinguishment of PPP Loan
Gain on extinguishment of PPP loan for the year ended December 31, 2022 decreased by $3.9 million, or 66%, compared to the same period in 2021. The decrease was driven by the size and number of PPP loans forgiven in 2021, totaling $5.9 million, whereas in year ended December 31, 2022 the forgiveness of our remaining PPP loan resulted in a $2.0 million gain upon extinguishment.
Other (Income) Expense
Other income for the year ended December 31, 2022 decreased by $0.7 million, or 69%, compared to the same period in 2021. The decrease was primarily due to GDS shortfall penalty that were waived in 2021, and was partially offset by an increase in other income from the sale of government assistance received related to export incentives received under SEIS.
Income Taxes

	Year Ended December 31,
	2022	2021	$ Change	% Change
	($ in thousands)
Benefit from (provision for) income taxes	(127)	(323)	196	(61)%
The provision for income taxes for the year ended December 31, 2022 decreased by $0.2 million, or 61%, compared to the provision for income tax for year ended December 31, 2021, mainly driven by the impact of change in deferred tax liability on intangible assets.
Liquidity and Capital Resources
Sources of Liquidity
As of December 31, 2022, we had cash and cash equivalents totaling $78.8 million, which were held for working capital purposes, as well as restricted short-term investments of $8.6 million and $15.0 million of our line of credit available. Our cash equivalents are comprised primarily of cash checking accounts. To date, our principal sources of liquidity have been payments received from our revenue arrangements and financing arrangements with banks and financial institutions.
TCW Agreement
On June 22, 2021, we entered into a fourth amendment to the TCW Agreement (the “Fourth Amendment”), which specifies that if we did not secure $25 million in financing, or enter into a change of control agreement, by June 30, 2022, then the Mondee Stockholder must issue 3,600,000 Class G units to TCW. In connection with the Fourth Amendment and in consideration thereof, we incurred an amendment fee of $1.8 million, which was "paid-in-kind" (“PIK”) and added to the outstanding principal balance.

On December 31, 2021, we entered into a fifth amendment with TCW to increase the Applicable Margin (as defined in the TCW Agreement) by 1% and capitalize interest during the period of October 1, 2021 to March 31, 2022. Additionally, quarterly installments for loan repayment were deferred until June 30, 2022. This modification was only in effect through June 30, 2022, at which time the Applicable Margin reverted to the original percentages.
Beginning on April 1, 2021, 5% PIK interest has accrued on the outstanding principal balance by increasing the principal amount over the term of the TCW Agreement. On July 2, 2021, the PIK interest rate decreased to 4%. The PIK rate eventually increased to 12.25% beginning October 1, 2021. The effective, implied interest rate of the TCW Agreement for the years ended December 31, 2022 and 2021 is 22.99% and 15.55%, respectively. This abnormal increase in the effective interest rate under the TCW Agreement for 2022 was due to certain one-time event-driven charges, prepayments penalties, and accrued interest, associated with the Closing of the Business Combination such as repayment of interest accrued from past periods, principal repayment of $40 million, and additional issuance cost of $11.0 million. The current interest rate applicable to the TCW Agreement is SOFR plus 8.50% per annum.
On April 15, 2022, we entered into a sixth amendment and waiver with TCW to request to have waived certain defaults and also to make certain revisions to the TCW Agreement. The revisions pertained to updating Unadjusted EBITDA, Leverage Ratio and Fixed Charge Coverage Ratio (each as defined in the TCW Agreement).
On July 8, 2022, we entered into a seventh amendment to the TCW Agreement (the “Seventh Amendment”), pursuant to which, among other things, (i) TCW consented to the Business Combination, the change of name our Company from “ITHAX Acquisition Corp.” to “Mondee Holdings, Inc.,” and a further extension of the loan repayment schedule, and (ii) the Mondee Stockholder agreed to execute joinders for our Company and Mondee II to become borrowers under the TCW Agreement. The Seventh Amendment extended the deadline for the quarterly repayment of interest and the quarterly principal repayment to September 30, 2022, and the Closing Date, respectively. Additionally, pursuant to the Seventh Amendment on the Closing Date, the Mondee Stockholder agreed to issue up to 3,000,000 Class G units to TCW, if our Company completed the Business Combination prior to July 31, 2022. On July 17, 2022, we entered into an amendment to the Seventh Amendment, pursuant to which, among other things, TCW consented to reduce the amount of the loans required to be prepaid at closing to $40 million. On July 18, 2022, based on the prepayment of $41.2 million aggregate amount of the loans, the Mondee Stockholder issued 3,000,000 Class G units to TCW.
On October 24, 2022, we and TCW entered into an eighth amendment to the TCW Agreement (the “Eighth Amendment”). The Eighth Amendment (i) implements the transition from a LIBOR based interest rate to SOFR based interest rate, (ii) provides for a transition to a future benchmark rate in the event that SOFR is no longer available, and (iii) permits us to make the cash payments necessary to consummate the repurchase of our outstanding public warrants pursuant to our Tender Offer, so long as prior to the later of January 20, 2023 and one business day after the consummation of the sale and issuance of 25,000 additional shares of Preferred Stock, we repurchase from TCW and the other lenders party to the TCW Agreement, on a pro rata basis, not less than 50,000 shares of Common Stock, at a price per share of $10.00 (or if the Mondee Stockholder has not yet distributed to TCW and the other lenders party to the TCW Agreement such shares of Common Stock, then we will repurchase from TCW and the other lenders party to the TCW Agreement, on a pro rata basis, not less than 153,846.16 of the Class G units of the Mondee Stockholder at price per unit of $3.25) (the “Repurchase Condition”).
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
On January 11, 2023, we executed the Ninth Amendment, wherein Wingspire became a party to the TCW Agreement, among other changes. Wingspire funded an additional $15.0 million of term loan commitment on top of the already outstanding Term Loan. Additionally, the Ninth Amendment split the Term Loan with TCW into two loans. Term Loan A will be represented by Wingspire with an outstanding principal balance of $30.0 million and Term Loan B will be represented by TCW with an outstanding principal balance of $137.8 million.

Additionally, pursuant to the Ninth Amendment, Wingspire consented to take over the TCW LOC for a principal amount not to exceed $15.0 million. Until January 11, 2024, we have the option to increase Term Loan A by $20.0 million under two conditions: (i) our Company must have a trailing 12-month EBITDA of at least $25.0 million; and (ii) our Company must draw in increments of at least $5.0 million.

On January 31, 2023, we executed the Tenth Amendment. The Tenth Amendment (1) set forth the terms on which we could acquire Orinter, pursuant to the Orinter Purchase Agreement; (2) set forth the terms on which we could pay the earn-out payment contemplated to be paid to OTT Holdings and certain key executives of OTT Holdings pursuant to the Orinter Purchase Agreement; (3) required that Mondee Brazil join as a party to the TCW Agreement and the Security Agreement (as defined in the TCW Agreement); (4) required that Mondee, Inc. pledge 100% of the equity interests of Mondee Brazil; and (5) required that Mondee Brazil and Mondee Inc. pledge 100% of the equity interests of Orinter.
PPP Loans
On April 13, 2020, JP Morgan Chase Bank granted Mondee, Inc. a loan in the aggregate amount of $4.3 million pursuant to the PPP under the Coronavirus Aid, Relief and Economic Security Act. In January 2021, our Company was granted a second draw PPP loan in the amount of $2.0 million. In February 2021, our Company was granted another second draw PPP loan in the amount of $1.6 million. As the legal form of the PPP loan is debt, our Company accounted for the loan as debt under ASC 470. Refer to the “Impact of COVID-19” section herein for further details.
Financial Position
We have prepared our consolidated financial statements for the years ended December 31, 2022 and December 31, 2021 included in Part II, Item 8 of this Annual Report on Form 10-K assuming that we will continue as a going concern. We are required to make debt repayments aggregating to $7.59 million in the next twelve months from the date of issuance of the consolidated financial statements.
As of December 31, 2022, our current liabilities are $57.00 million and current assets are $119.68 million. Given that we have historically generated recurring net losses, we may be unable to make such specified debt repayments from operations when the balance is due. These conditions raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements for the years ended December 31, 2022 and December 31, 2021 included in Part II, Item 8 of this Annual Report on Form 10-K do not include any adjustments that might result from the outcome of this uncertainty.
As of December 31, 2022, we had $78.84 million of unrestricted cash and $15.00 million in unused line of credit. Upon completion of the Business Combination with ITHAX in July 2022, we raised net cash proceeds of $62.19 million, net of transaction costs and certain settlements of liability. The increase was offset by a modified debt facility with TCW, which entailed a prepayment of some of our obligations totaling $41.21 million in July 2022. On September 29, 2022, we issued the Preferred Stock and the Preferred Financing Warrants for an aggregate cash proceeds $83.58 million, net of issuance costs.
As of the date on which our consolidated financial statements for the years ended December 31, 2022 and December 31, 2021 included in Part II, Item 8 of this Annual Report on Form 10-K were available to be issued, we believe that the cash on hand, cash generated from operating activities, available line of credit, and additional investments obtained through the Business Combination will satisfy our working capital and capital requirements for at least the next 12 months and accordingly, substantial doubt about our ability to continue as a going concern is alleviated.
Cash Flow Summary for the Years Ended December 31, 2022 and 2021
The following table summarizes our cash flows for the periods presented:

	Year Ended December 31, 2022
	2022	2021
	($ in thousands)
Net cash (used in) Operating activities	(10,612)	(15,673)
Net cash used in Investing activities	(7,422)	(3,112)
Net cash provided by Financing activities	81,734	3,077
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(365)	(311)
Net increase/(decrease) in cash and cash equivalents	$63,335	$(16,019)
Cash Used in Operating Activities
During the year ended December 31, 2022, cash used in operating activities was $10.6 million. The primary factors affecting our operating cash flows during this period were our net loss totaling $90.2 million, which was offset by non-cash charges of $86.8 million primarily consisting of stock-based compensation of $62.0 million, PIK interest expense of $9.0 million and depreciation and amortization of $11.8 million. This reduction attributable to non-cash charges was offset by a $2.0 million gain on forgiveness of our PPP loan. Cash used from changes in our operating assets and liabilities was $7.2 million, primarily owing to $2.1 million increase in prepaid expenses and other current assets, $11.9 million increase in accounts receivable, $1.9 million increase in contract assets, $0.3 million decrease in deferred revenue, and $0.7 million decrease in accrued expenses and other current liabilities. These changes were partially offset by a $10.6 million increase in accounts payable.
During the year ended December 31, 2021, cash used in operating activities was $15.7 million in cash. The primary factors affecting our operating cash flows during this period were our net loss of $38.9 million, offset by our non-cash charges of $30.2 million primarily consisting of PIK interest expense of $14.6 million and depreciation, amortization of $12.9 million, and stock-based compensation expense of $3.9 million. The cash used from changes in our operating assets and liabilities was $7.0 million, which was primarily due to a $6.7 million increase in accounts receivable, $2.7 million decrease in deferred revenue and a $0.9 million decrease in accrued expenses and other current liabilities, partially offset by a increase in other long term liabilities and a $2.1 million increase in accounts payable.
Cash Used in Investing Activities
During the year ended December 31, 2022, cash used in investing activities was $7.4 million, which was primarily due to the purchase of property and equipment.
During the year ended December 31, 2021, cash used in investing activities was $3.1 million, which was primarily due to the purchase of property and equipment.

Cash Provided by Financing Activities

During the year ended December 31, 2022, cash provided by financing activities was $81.7 million, primarily due to the proceeds from the closing of the Business Combination and Preferred Financing Transaction.

During the year ended December 31, 2021, cash provided by financing activities was $3.1 million, primarily due to proceeds from our PPP loan.

Contractual Obligations and Commitments

Our material cash requirements as of December 31, 2022 include the following contractual obligations and commitments:
•TCW Term Loan — Principal and interest payments related to the TCW Term Loan. As of December 31, 2022, we had an outstanding balance of $134.4 million, with $7.5 million payable within 12 months. As of December 31, 2021, we had an outstanding balance of $172.9 million, with $10.8 million payable within 12 months. See Note 9 to our consolidated financial statements for the years ended December 31, 2022 and December 31, 2021 included in Part II, Item 8 of this Annual Report on Form 10-K.
•Obligation to GDS Service Provider — Principal and interest payments related to the obligation with a GDS service provider. Our outstanding balance of the GDS obligation was $0.0 million as of December 31, 2022. Our outstanding balance of the GDS obligation was $0.3 million as of December 31, 2021, with $0.3 million payable within 12 months. See Note 9 to our consolidated financial statements for the years ended December 31, 2022 and December 31, 2021 included in Part II, Item 8 of this Annual Report on Form 10-K.
•PPP and Other Governmental Loans — Principal and interest payments related to the PPP, CEBA and HASCAP loans. Our outstanding balance related to the PPP loan was $0.0 million as of December 31, 2022. Our outstanding balance related to the PPP loan was $2.0 million as of December 31, 2021, with $0.3 million payable within 12 months. As of December 31, 2022, our outstanding balance related to the CEBA and HASCAP loans was $0.2 million, with 0.1 million payable within 12 months. As of December 31, 2021, our outstanding balance related to the CEBA and HASCAP loans was $0.3 million, with $0.04 million payable within 12 months. See Note 9 to our consolidated financial statements for the years ended December 31, 2022 and December 31, 2021 included in Part II, Item 8 of this Annual Report on Form 10-K.
•Operating Lease Obligations — Fixed lease payments related to our operating leases. As of December 31, 2022, we had outstanding operating lease obligations of $2.4 million, with $0.8 million payable within 12 months. See Note 14 to our consolidated financial statements for the years ended December 31, 2022 and December 31, 2021 included in Part II, Item 8 of this Annual Report on Form 10-K.

See Note 13 to our consolidated financial statements for the years ended December 31, 2022 and December 31, 2021 included in Part II, Item 8 of this Annual Report on Form 10-K for further information related to our letters of credit and outstanding legal claims.
Off- Balance Sheet Arrangements
We had the following Off-Balance Sheet Arrangements as of December 31, 2022 and December 31, 2021:

	December 31,	December 31,
(In millions)	2022	2021
Letters of credit	7.4	7.3
No amount on the TCW LOC was drawn down as of December 31, 2022 and December 31, 2021.
Critical Accounting Policies and Estimates
The preparation of the consolidated financial statements for the years ended December 31, 2022 and December 31, 2021 included in Part II, Item 8 of this Annual Report on Form 10-K and related disclosures in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes for the years ended December 31, 2022 and December 31, 2021 included in Part II, Item 8 of this Annual Report on Form 10-K. We base our estimates on historical experience and on various other factors we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ materially from those estimates.
Recent Accounting Pronouncements
See Note 2 to our consolidated financial statements for the years ended December 31, 2022 and December 31, 2021 included in Part II, Item 8 of this Annual Report on Form 10-K for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of the date of this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
This information required by this item is presented at the end of this Annual Report on Form 10-K beginning on page F-1, and is incorporated herein by reference. An index of those financial statements is found in Part IV, Item 15, Exhibits, Financial Statement Schedules, of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
As previously reported on a Current Report on Form 8-K filed with the SEC on July 20, 2022, our Board approved the engagement of KNAV P.A. (“KNAV”) as the Company’s independent registered public accounting firm to audit the Company’s consolidated financial statements for the years ended December 31, 2022 and December 31, 2021, included in Part II, Item 8 of this Annual Report on Form 10-K. KNAV served as independent registered public accounting firm of Mondee Holdings II, Inc. and its subsidiaries prior to the Business Combination. Accordingly, Marcum LLP (“Marcum”), the Company’s independent registered public accounting firm prior to the Business Combination, was informed on July 18, 2022 that it would be dismissed effective following its completion of its review of the Company’s financial statements for the second quarter of 2022, which consist only of the accounts of ITHAX prior to the Business Combination, and replaced by KNAV as our independent registered public accounting firm.

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
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due to the material weaknesses in our internal controls over financial reporting that we are currently working to remediate, which relate to improper segregation of duties, inadequate design, implementation, and maintenance of adequate information systems controls, including access and change management controls and timely recording of material transactions. In addition, prior to the Business Combination, ITHAX identified a material weakness in internal control over financial reporting related to complex financial instruments that existed as of December 31, 2022, which we are also working to remediate.
Previously Identified Material Weaknesses in Internal Control over Financial Reporting

In connection with our Chief Executive Officer and Chief Financial Officer’s evaluation of the effectiveness of our controls, we previously identified material weaknesses in our internal control over financial reporting. These material weaknesses primarily manifested in improper segregation of duties, inadequate design, implementation, and maintenance of adequate information systems controls, including access and change management controls and timely recording of material transactions.

In addition, prior to the Business Combination, ITHAX identified a material weakness in our internal control over financial reporting. This material weakness was related our accounting for complex financial instruments.

In response to these material weaknesses, management is in the process of completing the following remediation actions:

•We are establishing a formal risk assessment process to identify and evaluate risks relevant to financial reporting objectives
•We are implementing segregation of duties around the approval of journal entries and accounting processes.
•We are implementing a training program addressing internal control over financial reporting, including educating control owners regarding the requirements of each control.

We determined that the material weakness around improper segregation of duties, inadequate design, implementation, and maintenance of adequate information systems controls, including access and change management controls and timely recording of material transactions prior to being a public company continued to exist as of December 31, 2022.We also determined that the material weakness around accounting for complex financial instruments continued to exist as of December 31, 2022. These material weaknesses may not allow for us to have proper segregation of duties and the ability to close our books in a timely and reliable manner, to detect and correct any potential misstatements, and to report our results on a timely basis.

We have begun the process of, and we are focused on, designing and implementing effective internal control measures to improve our internal control over financial reporting and remediate these material weaknesses. Our efforts include a number of actions:

•We are actively recruiting additional personnel within our accounting and finance department, in addition to engaging and utilizing third party consultants and specialists to supplement our internal resources and segregate key functions within our business processes, if appropriate;
•We are designing and implementing additional review procedures within our accounting and finance department to provide more robust and comprehensive internal controls over financial reporting that address the relative financial statement assertions and risks of material misstatement within our business processes;
•We are designing and implementing the maintenance of adequate information systems controls, including access and change management controls; and
•We are designing and implementing information technology and application controls in our financially significant systems to address our relative information processing objectives.

While these actions and planned actions are subject to ongoing management evaluation and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles, we are committed to the continuous improvement of our internal controls over financial reporting and will continue to diligently review our internal control over financial reporting.

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
Changes in Internal Control over Financial Reporting
Other than the material weakness remediation efforts underway, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item will be included in our definitive proxy statement (the “2023 Proxy Statement”) to be filed with the SEC within 120 days after our fiscal year ended December 31, 2022, in connection with the solicitation of proxies for our 2023 annual meeting of stockholders, including under the caption “Directors, Executive Officers, and Corporate Governance”, and is incorporated herein by reference.

Code of Ethics

Our Board has adopted a Code of Ethics, applicable to all of our employees, executive officers and Directors. The Code of Ethics is available at the corporate governance section of our website at https://investors.mondee.com/corporate-governance/governance-overview. Information contained on or accessible through the website is not a part of this Annual Report on Form 10-K, and the inclusion of the website address in this Annual Report on Form 10-K is an inactive textual reference only. Any amendments to the Code of Ethics, or any waivers of its requirements, are expected to be disclosed as required by SEC and Nasdaq rules. The reference to our website address does not constitute incorporation by reference of the information contained at or available through our website, and you should not consider it to be a part of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item will be included in our 2023 Proxy Statement, including under the headings “Executive Compensation” and “Directors, Executive Officers and Corporate Governance” and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
The information required by this Item will be included in our 2023 Proxy Statement, including under the headings “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management,” and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item will be included in our 2023 Proxy Statement, including under the headings “Directors, Executive Officers and Corporate Governance” and “Certain Relationships and Related Party Transactions,” and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item will be included in our 2023 Proxy Statement, including under the heading “Proposal 2: Ratification of Approval of Independent Registered Public Accounting Firm,” and is incorporated herein by reference.

PART IV
ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are included in this Annual Report on Form 10-K:
1. The following Report and Consolidated Financial Statements of our company are included in this Annual Report on Form 10-K:
Report of Independent Registered Public Accounting Firm (KNAV P.A., Atlanta, Georgia, PCAOB ID No. 2983)
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Comprehensive Loss
Consolidated Statements of Changes in Mezzanine Equity and Stockholders’ Deficit
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
See Index to Consolidated Financial Statements on page F-1 of this Annual Report on Form 10-K, incorporated into this item by reference.
2. All financial schedules have been omitted because the required information is either presented in the consolidated financial statements or the notes thereto or is not applicable or required.
3. The exhibits required by Item 601 of Regulation S-K and Item 15(b) of this Annual Report on Form 10-K are listed in the Exhibit Index immediately preceding the signature page of this Annual Report on Form 10-K. The exhibits listed in the Exhibit Index are incorporated by reference herein.

ITEM  16. FORM 10-K SUMMARY
None.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
2.1	Business Combination Agreement, dated as of December 20, 2021, by and among ITHAX Acquisition Corp., ITHAX Merger Sub I, LLC, ITHAX Merger Sub II, LLC, and Mondee Holdings II, Inc.	8-K	001-39943	2.1	December 20, 2021
2.2†	Share Purchase and Sale Agreement by and among Mondee Brazil, LLC, Mondee Holdings, Inc., OTT Holding Ltda, Orinter Tour & Travel, S.A., and the other parties thereto, dated as of January 32, 2023.	8-K	001-39943	2.1	February 1, 2023
3.1	Amended and Restated Certificate of Incorporation of the Company	8-K	001-39943	3.1	July 20, 2022
3.2	Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock	8-K	001-39943	3.1	September 30, 2022
3.3	Bylaws of the Company	8-K	001-39943	3.2	July 20, 2022
4.1	Specimen Unit Certificate	S-4	333-263727	4.1	March 21, 2022
4.2	Specimen Class A Common Stock Certificate	8-K	001-39943	4.1	July 20, 2022
4.3	Specimen Warrant Certificate	8-K	001-39943	4.2	July 20, 2022
4.4*	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
4.5	Amended and Restated Warrant Agreement between Continental Stock Transfer & Trust Company and Mondee Holdings, Inc.	8-K	001-39943	4.3	July 20, 2022
4.6	Amendment No. 1 to Amended and Restated Warrant Agreement, dated October 18, 2022, by and between Mondee Holdings, Inc. and Continental Stock Transfer & Trust Company.	8-K	001-39943	10.1	October 21, 2022
4.7	Warrant Agreement, dated September 29, 2022, by and between the Company and Continental Stock Transfer & Trust Company	8-K	001-39943	10.3	September 30, 2022
10.1	Form of PIPE Subscription Agreement	S-4	333-263727	Annex F	March 21, 2022
10.2	Stockholder Support Agreement, dated as of December 20, 2021, by and among ITHAX Acquisition Corp., and Mondee Holdings, LLC	S-4	333-263727	10.2	March 21, 2022
10.3	Sponsor Support Agreement, dated as of December 20, 2021, by and among ITHAX Acquisition Corp., Mondee Holdings II, Inc., and ITHAX Acquisition Sponsor LLC	S-4	333-263727	10.3	March 21, 2022
10.4#	Mondee Holdings, Inc. 2022 Equity Incentive Plan	S-4	333-263727	Annex D	March 21, 2022
10.5#	Mondee Holdings, Inc. 2022 Employee Stock Purchase Plan.	8-K	001-39943	10.8	July 20, 2022
10.6#	Form of Nonqualified Stock Option Agreement Pursuant to the Mondee Holdings, Inc. 2022 Equity Incentive Plan	S-4	333-263727	10.6	March 21, 2022
10.7#	Form of Restricted Stock Unit Agreement Pursuant to the Mondee Holdings, Inc. 2022 Equity Incentive Plan	S-4	333-263727	10.7	March 21, 2022
10.8	Registration Rights Agreement, dated July 18, 2022, by and among Mondee Holdings, Inc., ITHAX Acquisition Sponsor LLC, Mondee Holdings, LLC, and the other holders party thereto	8-K	001-39943	10.3	July 20, 2022
10.9#	Earn-Out Agreement, dated as of December 20, 2021, by and among ITHAX Acquisition Corp., and certain other parties thereto	8-K	001-39943	10.5	December 20, 2021

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
10.10	Letter Agreement, dated as of January 27, 2021, by and among ITHAX Acquisition Corp., ITHAX Acquisition Sponsor LLC, and ITHAX Acquisition Corp.’s officers and directors.	S-4	333-263727	10.11	March 21, 2022
10.11	Amended and Restated Securityholders Agreement, by and among Mondee Holdings, LLC, Mondee Group, LLC, Vajid Jafri, Prasad Gundumogula, Ramesh Punwami, Timothy Turner, Jeffrey Snetiker, Surjit Babra and any other executive employee of the Company or its Subsidiaries, who, at any time acquires securities of the Company and each of the Other Securityholders, dated as of May 1, 2020	S-4	333-263727	10.17	March 21, 2022
10.12†	Security Agreement Supplement to the Financing Agreement dated as of December 23, 2019, by and among Mondee Holdings, LLC and TCW Asset Management Company, LLC, dated as of September 4, 2020	S-4	333-263727	10.23	March 21, 2022
10.13	Subscription and Joinder Agreement, by and between Mondee Holdings, LLC and the “Subscribers”, dated as of May 5, 2020.	S-4	333-263727	10.28	March 21, 2022
10.14	Unit Purchase Agreement, by and between Mondee Holdings, LLC and the “Buyers”, dated as of May 1, 2020	S-4	333-263727	10.29	March 21, 2022
10.15	Form of Indemnification Agreement of Mondee Holdings, Inc.	8-K	001-39943	10.4	July 20, 2022
10.16#	Form of Board Services Agreement	8-K	001-39943	10.13	July 20, 2022
10.17#	Employment Agreement of Prasad Gundumogula	S-4-A	333-263727	10.44	May 20, 2022
10.18#	Employment Agreement of Jim Dullum.	S-4-A	333-263727	10.45	May 20, 2022
10.19#	Employment Agreement of Dan Figenshu.	S-4-A	333-263727	10.46	May 20, 2022
10.20#	Employment Agreement of Venkat Pasupuleti.	S-4-A	333-263727	10.47	May 20, 2022
10.21#	Employment Agreement of Orestes Fintiklis.	S-1-A	333-266277	10.21	September 7, 2022
10.22	Registration Rights Agreement, dated September 29, 2022, by and between the Company and the Subscribers.	8-K	001-39943	10.2	September 30, 2022
10.23	Consent and Amendment No. 7, dated as of July 8, 2022, by and among Mondee Holdings, LLC, TCW Asset Management Company LLC and the other parties thereto.	8-K	001-39943	10.14	July 20, 2022
10.24	Amendment to Consent and Amendment No. 7 to Financing Agreement, dated as of July 17, 2022 by and among Mondee Holdings, LLC and the lenders party thereto	8-K	001-39943	10.16	July 20, 2022
10.25	Waiver, Consent and Amendment No. 8 to the Financing Agreement, signed October 24, 2022, by and among Mondee Holdings, Inc., TCW Asset Management Company LLC, and the other parties thereto	8-K	001-39943	10.2	October 25, 2022
10.26†	Amendment No. 9 to Financing Agreement, dated as of January 11, 2023, by and among Mondee Holdings, Inc., TCW Asset Management Company LLC, and the other parties thereto	8-K	001-39943	10.2	January 18, 2023
10.27†	Amendment No. 10 to Financing Agreement, dated as of January 31, 2023, by and among Mondee Holdings, Inc., TCW Asset Management Company LLC, and the other parties thereto	8-K	001-39943	10.2	February 3, 2023
10.28	Form of Subscription Agreement, dated September 29, 2022, by and between the Company and each of the Subscribers.	8-K	001-39943	10.1	September 30, 2022
10.29	Amended and Restated Unit Issuance Agreement, dated of July 8, 2022, by and among Mondee Holdings, LLC and the lenders party thereto.	8-K	001-39943	10.15	July 20, 2022

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
10.30	Financing Agreement, by and between Mondee Holdings, LLC and the “Borrowers,” the “Guarantors,” the “Lenders” and TCW Asset Management Company LLC, dated as of December 23, 2019, as amended	S-4-A	333-263727	10.43	June 13, 2022
16	Letter from Marcum LLP to the U.S. Securities and Exchange Commission as to the change in certifying accountant, dated as of July 18, 2022.	8-K	001-39943	16.1	July 20, 2022
21*	List of Subsidiaries
23*	Consent of KNAV P.A.
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2022.
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2022.
32.1**	Certification of Chief Executive Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Definition Linkbase Document
101.DEF	XBRL Definition Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and included as Exhibit 101)

*    Filed herewith.
**    Furnished herewith.
†    Certain confidential information (indicated by brackets and asterisks) has been omitted from this exhibit because it is both (i) not material and (ii) the type of information that the registrant treats as private or confidential.

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
Dated: April 10, 2023

MONDEE HOLDINGS, INC.

By:	/s/ Prasad Gundumogula
Name: Prasad Gundumogula
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Name	Position	Date

By:	/s/ Prasad Gundumogula	Chief Executive Officer and Director (Chairman)	April 10, 2023
	Prasad Gundumogula	(Principal Executive Officer)

By:	/s/ Daniel Figenshu	Chief Financial Officer	April 10, 2023
	Daniel Figenshu	(Principal Financial and Accounting Officer)

By:	/s/ Orestes Fintiklis	Director	April 10, 2023
Orestes Fintiklis

By:	/s/ Mona Abolenaga Kanaan	Director	April 10, 2023
Mona Aboelnaga Kanaan

By:	/s/ Asi Ginio	Director	April 10, 2023
Asi Ginio

By:	/s/ Roopa Purushothaman	Director	April 10, 2023
Roopa Purushothaman

By:	/s/ Noor Sweid	Director	April 10, 2023
Noor Sweid

By:	/s/ Pradeep Udhas	Director	April 10, 2023
Pradeep Udhas

MONDEE HOLDINGS, INC.
INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm (KNAV P.A., Atlanta, Georgia, PCAOB ID No. 2983)
Financial Statements:
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Comprehensive Loss
Consolidated Statements of Changes in Mezzanine Equity and Stockholders’ Deficit
Consolidated Statements of Cash Flows
Notes to the Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Mondee Holdings, Inc. and Subsidiaries

Opinion on the consolidated financial statements

We have audited the accompanying consolidated balance sheets of Mondee Holdings, Inc. and Subsidiaries (the Company) as of December 31, 2022 and 2021, and the related consolidated statements of operations, comprehensive loss, changes in mezzanine equity and stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ KNAV P.A.

We have served as the Company's auditor since 2021.
Atlanta, Georgia
April 10, 2023
PCAOB ID - 2983

Item 17. Financial Statements
MONDEE HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share data)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$78,841	$15,506
Restricted short-term investments	8,639	8,484
Accounts receivable, net of allowance of $4,861, and $5,005 as of December 31, 2022 and December 31, 2021, respectively	21,733	10,178
Contract assets, net of allowance of $750 and $1,000 as of December 31, 2022 and December 31, 2021, respectively	5,794	3,935
Prepaid expenses and other current assets	4,673	2,588
Total current assets	$119,680	$40,691
Property and equipment, net	11,332	8,874
Goodwill	66,420	66,420
Intangible assets, net	57,370	63,708
Loan receivable from related party	—	22,054
Operating lease right-of-use assets	1,384	—
Deferred income taxes	237	—
Other non-current assets	1,674	1,588
TOTAL ASSETS	$258,097	$203,335
Liabilities, Redeemable Preferred Stock and Stockholders’ Deficit
Current liabilities:
Accounts payable	33,749	19,529
Deferred underwriting fee	500	—
Amounts payable to related parties	13	716
Paycheck Protection Program (PPP) and other government loans, current portion	72	338
Accrued expenses and other current liabilities	9,319	10,354
Deferred revenue	5,828	6,450
Long-term debt, current portion	7,514	11,063
Total current liabilities	$56,995	$48,450
Deferred income taxes	307	512
Note payable to related party	197	193
PPP and other government loans excluding current portion	159	1,915
Warrant liability	1,293	—
Long-term debt excluding current portion	126,882	162,170
Deferred revenue excluding current portion	14,656	14,288
Operating lease liabilities excluding current portion	1,620	—
Other long-term liabilities	2,713	2,632
Total liabilities	$204,822	$230,160
Commitments and contingencies (Note 13)

Redeemable Preferred Stock
Series A Preferred stock - 85,000 authorized, $0.0001 par value, 85,000 shares issued and outstanding as of December 31, 2022 (liquidation preference $87,323)	82,597	—

Stockholders' deficit:
Common stock – $0.0001 par value; 500,000,000 and 60,800,000 shares authorized as of December 31, 2022 and December 31, 2021, respectively; 82,266,160 and 60,800,000 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	7	6

Shareholder receivable	(20,336)	—
Additional paid-in capital	271,883	163,459
Accumulated other comprehensive loss	(621)	(273)
Accumulated deficit	(280,255)	(190,017)
Total stockholders’ deficit	$(29,322)	$(26,825)
TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT	$258,097	$203,335

The accompanying notes are an integral part of these Consolidated Financial Statements.

MONDEE HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except share and per share data)

	Year Ended December 31,
	2022	2021
Revenues, net	$159,484	$93,194
Operating expenses:
Sales and marketing expenses, including non-employee stock-based compensation of $0 and $16 respectively	114,111	65,776
Personnel expenses, including stock-based compensation of $61,690 and $3,920 respectively	82,057	23,422
General and administrative expenses, including non-employee stock-based compensation of $352 and $0 respectively	9,662	7,455
Information technology expenses	5,333	4,058
Provision for doubtful accounts receivable and contract assets	312	1,874
Depreciation and amortization	11,770	12,861
Restructuring and related costs	2,542	—
Total operating expenses	225,787	115,446
Loss from operations	(66,303)	(22,252)
Other income (expense):
Interest income	637	505
Interest expense	(26,654)	(23,683)
Gain on extinguishment of PPP loan	2,009	5,868
Changes in fair value of warrant liability	(108)	—
Other income, net	308	980
Total other expense, net	(23,808)	(16,330)
Loss before income taxes	$(90,111)	$(38,582)
Provision for income taxes	(127)	(323)
Net loss	$(90,238)	$(38,905)
Net loss attributable per share to common stockholders:
Basic and diluted	$(1.34)	$(0.64)
Weighted-average shares used to compute net loss attributable per share to common stockholders
Basic and diluted	67,368,620	60,800,000
The accompanying notes are an integral part of these Consolidated Financial Statements.

MONDEE HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss
(In thousands)

	Year Ended December 31,
	2022	2021
Net loss	$(90,238)	$(38,905)
Other comprehensive loss, net of tax:
Loss on currency translation adjustment	(348)	(311)
Comprehensive loss	$(90,586)	$(39,216)
The accompanying notes are an integral part of these Consolidated Financial Statements.

MONDEE HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Mezzanine Equity and Stockholders’ Deficit
(In thousands, except share and per share data)

	Mezzanine Equity		Stockholders’ Deficit
	Redeemable Preferred stock		Class A Common Stock		Shareholder	Additional Paid-in- Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Receivable
Balance at December 31, 2020	—	$—	1	$—	$—	$159,529	$38	$(151,112)	$8,455
Retroactive application of recapitalization	—	—	60,799,999	6	$—	(6)	—	—	$—
Balance at December 31, 2020	—	—	60,800,000	6	—	159,523	38	(151,112)	8,455
Stock-based compensation	—	—	—	—	—	3,936	—	—	3,936
Currency translation adjustments	—	—	—	—	—	—	(311)	—	(311)
Net loss	—	—	0	—	$—	—	—	(38,905)	$(38,905)
Balance at December 31, 2021	—	—	60,800,000	6	—	163,459	(273)	(190,017)	(26,825)
Issuance of Class A Common Stock upon the reverse recapitalization including PIPE financing, net of transaction costs	—	—	13,947,218	1	—	48,465	—	—	48,466
Issuance of Mondee Holdings LLC Class G units upon prepayment of debt	—	—	—	—	—	9,750	—	—	9,750
Merger earn-out shares (Refer to note 3)	—	—	7,400,000	—	—	—	—	—	—
Settlement of related party loan	—	—	—	—	(20,336)	—	—	—	(20,336)
Common control acquisition	—	—	—	—	—	(2,000)	—	—	(2,000)
Payment made on behalf of Mondee Holdings LLC	—	—	—	—	—	(5,241)	—	—	(5,241)
Shares issued upon exercise of common stock warrants	—	—	118,942	—	—	1,368	—	—	1,368
Transfer of Private Warrants to Public Warrants	—	—	—	—	—	536	—	—	536
Issuance of redeemable series A preferred stock, net of issuance costs	85,000	79,691	—	—	—	—	—	—	—
Issuance of common stock warrants	—	—	—	—	—	3,891	—	—	3,891
Accrual of dividends and accretion of redeemable series A redeemable preferred stock	—	2,906	—	—	—	(2,906)	—	—	(2,906)
Repurchase of public warrants (Refer to note 4)	—	—	—	—	—	(7,481)	—	—	(7,481)
Stock-based compensation	—	—	—	—	—	62,042	—	—	62,042
Currency translation adjustments	—	—	—	—	—	—	(348)	—	(348)
Net loss	—	—	—	—	—	—	—	(90,238)	(90,238)
Balance at December 31, 2022	85,000	$82,597	82,266,160	$7	$(20,336)	$271,883	$(621)	$(280,255)	$(29,322)
The accompanying notes are an integral part of these Consolidated Financial Statements.

MONDEE HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2022	2021
Cash flows from operating activities
Net loss	$(90,238)	$(38,905)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	11,770	12,861
Deferred taxes	(437)	184
Provision for doubtful accounts receivable and contract assets	312	1,874
Stock-based compensation	62,042	3,936
Amortization of loan origination fees	6,563	2,361
Payment in kind interest expense	9,036	14,582
Gain on forgiveness of PPP Loan	(2,009)	(5,868)
Change in the estimated fair value of LBF earn-out considerations and warrant liability	(489)	265
Changes in operating assets and liabilities
Accounts receivable	(11,867)	(6,697)
Contract assets	(1,859)	485
Prepaid expenses and other current assets	(2,085)	23
Operating lease right-of-use assets	1,846	—
Other non-current assets	(373)	(757)
Amounts payable to related parties	(689)	(358)
Accounts payable	10,554	2,115
Accrued expenses and other liabilities	(742)	892
Deferred revenue	(254)	(2,666)
Operating lease liabilities	(1,693)	—
Net cash used in operating activities	(10,612)	(15,673)
Cash flows from investing activities
Capital expenditures	(7,267)	(4,022)
Purchase of restricted short term investments	(417)	—
Sale of restricted short term investments	262	910
Net cash used in investing activities	(7,422)	(3,112)
Cash flows from financing activities
Repayments of long-term debt	(45,338)	(638)
Loan origination fees for long-term debt	—	(75)
Proceeds from PPP and other government loans	—	3,790
Proceeds from issuance of redeemable preferred stock	85,000	—
Issuance cost from preferred stock	(1,418)	—
Proceeds from exercise of common stock warrants	1,368	—
Proceeds from Business Combination and issuance of PIPE shares	78,548	—
Payment of offering costs	(23,704)	—
Payment made on behalf of Mondee Holdings LLC	(5,241)	—
Repurchase of public warrants	(7,481)	—
Net cash provided by financing activities	81,734	3,077
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(365)	(311)
Net increase (decrease) in cash, cash equivalents and restricted cash	63,335	(16,019)
Cash, cash equivalents and restricted cash at beginning of year	15,506	31,525
Cash, cash equivalents and restricted cash at end of year	$78,841	$15,506

Supplemental cash flow information:
Cash paid for interest	$10,820	$6,740

Cash paid for income taxes	$677	$82
Non-cash investing and financing activities
Legacy Mondee shares converted to Mondee Holdings Inc.	6	—
Assumption of net liabilities from Business Combination	15,002	—
Unpaid offering costs	4,656	—
Redeemable Preferred stock dividend accrual	2,906	—
Issuance of common stock warrants	3,891	—
Conversion of warrant classification	536	—
Settlement of related party loan	(20,336)	—
Common control acquisition	(2,000)	—
Issuance of Mondee Holdings LLC Class G units upon modification of debt	9,750	—
The accompanying notes are an integral part of these Consolidated Financial Statements.

MONDEE HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share data)
1.    NATURE OF OPERATIONS
Mondee Holdings , Inc., is a Delaware corporation. We refer to Mondee Holdings, Inc. and its subsidiaries collectively as the “Company,” “us,” “we” and “our” in these consolidated financial statements. The Company is a leading travel technology company and marketplace with a portfolio of globally recognized brands in the leisure and corporate travel sectors. The Company provides state-of-the art technologies, operating systems and services that modernize travel market transactions to better serve travelers seeking enhanced life-style choices directly or through travel affiliates. These technology solutions, combined with the Company’s distribution network, access to global travel inventory and its extensive, negotiated travel content, create a modern travel marketplace. The Company believes this modern travel marketplace provides enhanced options to the increasingly discerning traveler, on efficient consumer- friendly distribution platforms that support its travel supplier partners in utilizing highly perishable travel inventory. In addition to the rapid development of a modern travel marketplace, the Company is increasingly focused on expanding its marketplace to the gig economy segment of the travel market. The Company believes gig workers are seeking more flexible, diverse content travel services and that its platform is well suited to serve them. The Company also offers a new subscription incentive-based behavioral change platform that is designed to be user-friendly to make booking business trips rewarding for both the traveler and the corporation.
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
On the Closing Date, following the Domestication, First Merger Sub merged with and into Mondee, with Mondee surviving such merger as a wholly owned subsidiary of the Company (the “First Merger,” and the time at which the First Merger became effective, the “First Effective Time”), and immediately following the First Merger, Mondee merged with and into Second Merger Sub, with Second Merger Sub surviving such merger as a wholly owned subsidiary of the Company (the “Second Merger,” together with the First Merger, the “Mergers,” and the time that the Second Merger became effective being referred to as the “Second Effective Time”).
On the Closing Date, the registrant changed its name from ITHAX Acquisition Corp. to Mondee Holdings, Inc. For further detailed information, please refer to Note 3. Reverse Recapitalization.
In connection with the closing of the business combination:
•All shares of Class A common stock of Mondee outstanding as of immediately prior to the First Effective Time were cancelled and automatically converted into the right to receive an aggregate 60,800,000 shares of Class A common stock, par value $0.0001 per share, of the Company (the "Company Class A Common Stock").
•Each issued and outstanding unit of First Merger Sub immediately prior to the First Effective Time were converted into and exchanged for one validly issued, fully paid and nonassessable share of Class A common stock of the first surviving company (the “First Surviving Company Class A Common Stock”).
•All redeemable outstanding 12,075,000 public warrants and 337,500 private warrants of ITHAX representing the right to purchase one Class A ordinary share were adjusted to represent the right to purchase one share of the Company Class A Common Stock.
• Certain investors received the contingent right to receive a portion of additional shares of Class A Common Stock upon achievement of certain milestones set forth in the BCA, in the form of 9,000,000 earn-out shares. At the time of closing, 6,500,000 earn-out shares were issued.
•The settlement of a related party loan receivable immediately upon completion of the Business Combination by delivery of right to receive shares of the Company Class A Common Stock.

•All outstanding ITHAX Class A (after redemptions) and Class B ordinary shares were cancelled and converted into shares of the Company Class A Common Stock.
•The unvested Incentive Stock Units of Mondee Holdings LLC (the "Mondee Stockholder") fully vested in connection with the consummation of the Business Combination.
•The asset purchase agreement with Metaminds Technologies Pvt. Ltd., ("Metaminds"), (entity under common control) for a purchase price of $2,000 to acquire substantially all of Metaminds assets.
•Amendment to Amendment 7 to the TCW loan reflecting a debt modification which resulted in the issuance of 3,000,000 Class G units of the Mondee Stockholder and a prepayment of the principal and fee of $41,210.
•On the Closing Date, certain investors (the "PIPE Investors") purchased from the Company an aggregate of 7,000,000 shares (the "PIPE Shares") of Company Class A Common Stock at a price of $10.00 per share, for an aggregate of $70,000 (the "PIPE Financing"), in a private placement pursuant to a separate subscription agreement consummated substantially concurrently with close of the Business Combination.
The shares of the Company Class A Common Stock are currently listed on The Nasdaq Global Market (“Nasdaq”) under the symbol “MOND".
The Consolidated Financial Statements and accompanying notes have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).
The Consolidated Financial Statements include the accounts of the Company and its wholly- owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
Going concern
The Company has prepared its Consolidated Financial Statements assuming that the Company will continue as a going concern. As of December 31, 2022, current liabilities are $56,995 and current assets are $119,680, of which $78,841 is unrestricted cash. The Company has an unused line of credit of $15,000. The Company is required to make debt repayments aggregating to $7,586 in the next twelve months from the date of issuance of the consolidated financial statements. The Company believes that it will be able to make such specified debt repayments when the balance is due. There is no substantial doubt about the Company's ability to continue as a going concern.
COVID-19
The COVID-19 pandemic, and measures to contain the virus, had an unprecedented impact on the global travel industry and materially and negatively impacted our business, financial results and financial condition. With the evolution of milder COVID-19 variants, availability of multiple vaccine booster doses and increasing familiarity with the virus, many COVID-19 related travel restrictions have been lifted, and countries around the world reopened their borders for foreign travel. Overall, the full duration and total impact of COVID-19 remains uncertain and it is difficult to predict how the recovery will unfold for the travel industry and, in particular, our business, going forward.
2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Use of estimates
The preparation of the Consolidated Financial Statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. We base our estimates on historical experience and on various other factors we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ materially from those estimates. Significant items subject to such estimates and assumptions include, but are not limited to, the useful lives of property and equipment, revenue recognition, the determination of the incremental borrowing rate used for operating lease liabilities, allowances for doubtful accounts and customer chargebacks, the valuation of financial instruments, including the fair value of share-based awards, warrant liabilities, earn-outs issued in connection with the business combination, income taxes, impairment of goodwill and indefinite life intangibles, capitalization of software development costs, and other contingencies.

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

Cash, cash equivalents and restricted short-term investments

We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of cash on hand, highly liquid investments in money market funds and various deposit accounts.

We record certificate of deposits (“CDs”) with original maturities greater than three months as short-term investments on the consolidated balance sheets. These investments are held to maturity and recorded at amortized cost basis.

We have entered into agreements with financial institutions to extend letters of credit to certain airlines and the Airlines Reporting Corporation ("ARC"). These letters of credit are extended to secure payment for the potential purchase of airline tickets in the ordinary course of business. We have placed short-term certificates of deposits and investment in money market funds with financial institutions as collateral under these arrangements and accordingly they have been presented as ‘restricted short-term investments’ and ‘restricted cash and cash equivalents’, respectively, on the consolidated balance sheets.

The following table provides a reconciliation of cash and cash equivalents reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows:

	December 31,
	2022	2021
Cash and cash equivalents	$78,841	$15,506
	$78,841	$15,506

Accounts receivable and allowance for doubtful accounts

Accounts receivable from customers are recorded at the original invoiced amounts net of an allowance for doubtful accounts. The allowance for doubtful accounts and contract assets was estimated based on historical experience, aging of the receivable, credit quality of the customers, economic trends and other factors that may affect our ability to collect from customers.

Property and equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed on a straight-line basis using mid‑month convention over the estimated useful lives of the related assets. Repairs and maintenance expenditures are expensed as incurred.

Our property and equipment are assigned the following useful lives:

Useful Lives
Computer equipment	3-7 years
Furniture and office equipment	5-7 years
Capitalized software	3 years
Leasehold improvements	Shorter of the useful life and the remaining lease term

Website and internal-use software development costs

Acquisition costs and certain direct development costs associated with website and internal-use software are capitalized and include external direct costs of services and payroll costs for employees devoting time to the software projects principally related to platform development, including support systems, software coding, designing system interfaces and installation and testing of the software. These costs are recorded as property and equipment and are generally amortized beginning when the asset is substantially ready for use. Costs incurred for enhancements that are expected to result in additional features or functionalities are capitalized and amortized over the estimated useful life of the enhancements which is considered to be three years. We evaluate the useful lives of these assets on an annual basis and test for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. Costs incurred during the preliminary project stage, as well as maintenance and training costs, are expensed as incurred.

Recoverability of goodwill and indefinite-lived intangible assets

Goodwill is not subject to amortization and is tested annually or more when events and circumstances indicate impairment may have occurred. In the evaluation of goodwill for impairment, we typically perform our qualitative assessment, prior to performing the quantitative analysis, to determine whether the fair value of the goodwill is more likely than not impaired. If a quantitative assessment is made we compare the fair value of the reporting unit to the carrying value and, if applicable, record an impairment charge based on the excess of the reporting unit’s carrying amount over its fair value.

We generally base our measurement of the reporting units’ fair values on the present value of expected future cash flows. The discounted cash flow model reduces the reporting unit’s expected future cash flows to present value using a rate of return based on the perceived uncertainty of the cash flows. Our significant estimates in the discounted cash flow models include: growth rates, profitability, capital expenditure and working capital requirements, and our weighted average cost of capital. The market approach to valuation is used to corroborate the income approach and considers the Company’s stock price, shares outstanding, and debt. Significant estimates in the market approach include: the extent to which the publicly traded stock price represents fair value, given the trading history, trading volume, and concentration of ownership at a point in time, and how closely the book value of debt reported under GAAP represents its fair value at a point in time.

In our evaluation of our indefinite-lived intangible assets, we typically first perform a qualitative assessment prior to performing the quantitative analysis, to determine whether the fair value of the indefinite-lived intangible asset is more likely than not impaired. An impairment charge is recorded for the excess of the carrying value of indefinite-lived intangible assets over their fair value, if necessary. We base our measurement of fair value of indefinite-lived intangible assets, which consist of trade name, using the relief-from-royalty method. This method assumes that the trade name has value to the extent that its owner is relieved of the obligation to pay royalties for the benefits received from them.

Intangible assets

Intangible assets are amortized over the period of estimated benefit using the straight-line method, as the consumption pattern of the asset is not apparent. No significant residual value is estimated for intangible assets.

Amortization Period
Covenants not to compete	5 years
Trade name with definite life	20 years
Acquired technology	10 years
Customer relationships	5-10 years
Supplier relationships	15 years
Developed technology	5-10 years

Business combination

The total purchase consideration for an acquisition is measured as the fair value of the assets transferred, equity instruments issued, and liabilities assumed at the acquisition date. Costs that are directly attributable to the acquisition are expensed as incurred and included in general and administrative expense in our consolidated statements of operations. Identifiable assets (including intangible assets) and liabilities assumed (including contingent liabilities) are measured initially at their fair values at the acquisition date. We recognize goodwill if the fair value of the total purchase consideration is in excess of the net fair value of the identifiable assets acquired and the liabilities assumed. Determining the fair value of assets acquired and liabilities assumed requires us to use significant judgment and estimates including the selection of valuation methodologies, cost of capital, future cash flows, and discount rates. Our estimates of fair value are based on assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, not to exceed one year from the date of acquisition, we may record adjustments to the assets acquired and liabilities assumed, with a corresponding offset to goodwill. We include the results of operations of the acquired business in the consolidated financial statements beginning on the acquisition date.

Our acquisitions include an earn-out consideration as part of the purchase price that is classified as a liability. The fair value of the earn-out consideration is estimated as of the acquisition date based on our estimates and assumptions, including valuations that utilize customary valuation procedures and technique. The fair value measurement includes inputs that are Level 3 measurement (unobservable inputs in which little or no market data exists). Should actual results increase or decrease as compared to the assumption used in our analysis, the fair value of the earn-out consideration obligations will increase or decrease, as applicable. Changes in the fair value of the earn-out consideration are recorded within operating expenses.

Recoverability of intangible assets with definite lives and other long-lived assets

Intangible assets with definite lives and other long-lived assets are carried at cost and are amortized on a straight-line basis over their estimated useful lives of one to twenty years. We review the carrying value of long-lived assets or asset groups, including property and equipment, to be used in operations whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Factors that would necessitate an impairment assessment include a significant adverse change in the extent or manner in which an asset is used, a significant adverse change in legal factors or the business climate that could affect the value of the asset, or a significant decline in the observable market value of an asset, among others. If such facts indicate a potential impairment, we will assess the recoverability of an asset group by determining if the carrying value of the asset group exceeds the sum of the projected undiscounted cash flows expected to result from the use and eventual disposition of the assets over the remaining economic life of the primary asset in the asset group. If the recoverability test indicates that the carrying value of the asset group is not recoverable, we will estimate the fair value of the asset group using appropriate valuation methodologies which would typically include an estimate of discounted cash flows. Any impairment would be measured as the difference between the asset groups carrying amount and its estimated fair value.

Assets held for sale, to the extent we have any, are reported at the lower of cost or fair value less costs to sell.

Leases

The Company adopted Topic ASC 842, Leases, on January 1, 2022, using a modified retrospective method applied to all contracts. As a result, consolidated statements for reporting periods after December 31, 2021 are presented in accordance with the current lease standard and those prior to January 1, 2022 are presented under ASC 840. Further information regarding the adoption impact is provided under "Recent Accounting Pronouncements Adopted." The Company elected to utilize the available practical expedients in the leasing transition guidance and did not reassess the existence of leases, classification of leases, or initial direct costs in existing or expired contracts. Additionally, the Company elected the package of practical expedients to not allocate contract consideration between lease and non-lease components.

The Company identifies a contract as a lease or containing a lease upon signing, and categorizes it as an operating or finance lease. Lease assets and liabilities are recorded upon lease commencement. The Company primarily has operating leases for office space.
Operating leases are presented as right-of-use (“ROU”) assets and the corresponding lease liabilities are included in operating lease liabilities, current and operating lease liabilities on the Company’s consolidated balance sheets. The Company does not currently maintain any finance lease arrangements. ROU assets represent the Company’s right to use an underlying asset and lease liabilities represent the Company’s obligation for lease payments in exchange for the ability to use the asset for the duration of the lease term. The Company does not recognize short term leases that have a term of twelve months or less as ROU assets or lease liabilities. The Company’s short-term leases are not material and do not have a material impact on its ROU assets or lease liabilities. ROU assets and lease liabilities are recognized at commencement date and determined using the present value of the future minimum lease payments over the lease term. ROU assets include lease payments made in advance, and excludes any incentives received or initial direct costs incurred.

The incremental borrowing rate is used as the discount rate to calculate present value of lease payments and determine lease assets and liabilities, as the rate implicit in the lease is not determinable. The incremental borrowing rate represents the rate of interest the Company would have to pay to borrow on a collateralized loan over a similar term an amount equal to the lease payments in a similar economic environment. Operating lease assets also include prepaid lease payments and incentives received before lease commencement. Lease expenses are recognized on a straight-line basis over the lease term.

Leases with renewal options are included if deemed reasonably certain to be exercised. The exercise of renewal options for office space is at the Company's discretion.

Revenue recognition

Our revenues are generated by providing online travel reservation services, which principally allows travelers to book travel reservations with travel suppliers through our technology solutions. These services are primarily related to reservation of airline tickets. It also includes, to a lesser extent, services related to reservation of hotel accommodation, rental car, travel insurance and other travel products and services. While we generally refer to a consumer that books travel reservation services on our technology solutions as our customer, for accounting purposes; our customers are the travel suppliers. Our contracts with travel suppliers give them the ability to market their reservation availability without transferring responsibility to deliver the travel service to us. Therefore, we are an agent in a transaction and our revenues are presented on a net basis (that is, the amount billed to a traveler less the amount paid to a travel supplier) in the consolidated statements of operations. Our revenue is earned through service fees, margins and commissions.

We earn incentives from airline companies which are recognized based on the achievement of targets set by contract, that mainly relate to the amount of airline ticket bookings that have been flown, and consequently are not subject to cancellation. We also receive incentives from our Global Distribution System (“GDS”) service providers based on the volume of segment bookings mediated by us through the GDS systems. In addition to the above travel-related revenue, we also generate revenue from incentives received from credit card companies for ancillary services based on the volume of transaction amount processed by us.

Revenue from service fee, margin and commission on sale of airline tickets is recognized when the traveler books the airline ticket as the performance obligation is satisfied by us on issuance of an airline ticket to the traveler. Revenue is recorded net of cancellation, refunds and chargebacks. In the event of cancellation of airline tickets, revenue recognized in respect of commissions and margins earned by us on such tickets is reversed and is netted off from the revenue earned during the fiscal period at the time the cancellation is made by the customers.

Revenue from commission and margin on other travel products and services is recognized when the traveler completes the reservation as our performance obligation is satisfied at that point.

Revenue relating to contracts with travel suppliers which include incentive payments from airline companies and GDS are accounted for as variable consideration when the amount of revenue to be recognized can be estimated to the extent that it is probable that a significant reversal of any incremental revenue will not occur. This revenue is recognized net of cancellations, refunds and shortfall penalty fees, as applicable, at a time when performance targets are achieved.

When an airline ticket is purchased, there is a risk of customer chargebacks including those related to fraud. We record estimates for chargebacks of our fees or margin or commission earned upon sale of airline tickets as variable consideration. We record estimates for losses related to chargebacks of the cost of tickets as an operating expense classified within sales and marketing expense. Reserves are recorded based on our assessment of various factors, including the amounts of actual chargeback activity during the current year.

Our ‘Rocketrip’ platform offers a corporate travel cost savings solution through its technology platform. We generate subscription and set-up revenue from customers who are provided access to our platform as software-as-a-service. Revenue is recognized over the term of the contract.

‘TripPlanet’ is an end-to-end business travel platform for small-to-medium sized enterprises, membership organizations, associations, educational institutions, and NGOs. The platform combines the Company's global content hub, marketplace, and conversational commerce engine to provide organizations discounted rates for airfare, hotels, and cars using our private platform. Individuals within these organizations can also utilize the platform for leisure travel. The platform is set up as a subscription base service where revenue is recognized over the term of the contract. Revenue from commission and margin on the travel bookings are recognized when the traveler completes the reservation as our performance obligation is satisfied.

‘Unpub’ provides consumer groups access to a subscription based private membership travel platform where they can purchase flights, reserve hotel rooms and rental cars, and receive member benefits. Revenue related to the subscription platform is recorded over the contract period. Revenue from commission and margin on the travel bookings are recognized when the traveler completes the reservation as our performance obligation is satisfied.

Sales and marketing expenses

Sales expenses are generally variable in nature and consist primarily of: (1) credit cards and other payment processing fees associated with merchant transactions; (2) fees paid to third parties that provide call center, website content translations, fraud protection services and other services; (3) customer relations costs; (4) and customer chargeback provisions.

We report advertising and affiliate marketing costs under “Sales and Marketing expenses” in the consolidated statements of operations.

Advertising costs are expensed as incurred. These costs primarily consist of direct costs from search engines and internet portals, television, radio and print spending, private label, public relations, and other costs. The Company incurred advertising expenses of approximately $18,622 and $16,595 during the years ended December 31, 2022, and 2021, respectively.

The Company makes use of affiliate marketing to promote airline ticket sales and generate bookings through its websites and platform. The platform provides affiliates with technology and access to a wide range of products and services. The Company pays commission to third party affiliates for the bookings originated through the Company’s websites and platform based on targeted merchandising and promotional strategies implemented by the Company from time to time.

Personnel expenses

Personnel expenses consist of compensation to the Company’s personnel, including salaries, stock-based compensation, bonuses, payroll taxes and employee health and other benefits.

Information technology

Information technology expenses consist primarily of: (1) software license and system maintenance fees; (2) outsourced data center and web hosting costs; (3) payments to contractors; and (4) data communications and other expenses associated with operating the Company’s services.

Debt issuance costs and debt discounts

Debt issuance costs include costs incurred in connection with the issuance of debt, which are presented in the consolidated balance sheets as a direct deduction from the carrying amount of the related debt liability and are amortized over the term of the debt to interest expense. Debt issuance costs of the revolving credit facility are amortized on a straight-line basis, while all other debt issuance costs are amortized using the effective interest method. Debt discounts incurred in connection with the issuance of debt have been reported as a direct deduction to the carrying value of debt and are being amortized to interest expense using the effective interest method. Amortization of debt issuance costs and debt discounts included in interest expense was $6,563, and $2,361 for the years ended December 31, 2022, and 2021, respectively.

Stock-based compensation

The Company’s employees and independent consultants participate in the Mondee Stockholder's stock-based compensation plans and the Company's 2022 Equity Incentive Plan. Stock-based compensation expense has been allocated by the Company based on the awards and terms granted to the Company’s employees and independent consultants. The fair value of awards in Mondee Stockholder issued to the Company’s employees are treated as capital contributions and the associated stock-based compensation expense are expensed on the Company’s Statements of Operations.

The Company accounts for stock-based awards in accordance with ASC 718 Stock-based compensation. Stock-based compensation expense related to restricted stock units ("RSUs") and stock incentive units ("Class D Incentive Units") are recognized based on their grant date fair value on a straight-line basis over the respective requisite service periods. Forfeitures are accounted for when they occur. The requisite service period for RSUs and Class D Incentive Units are generally one to three years and four years, respectively.

RSUs with market conditions vest over the derived service period and are subject to graded vesting. Stock-based compensation for these awards are recorded over the derived service period regardless of whether the market conditions are met unless the service conditions are not met. . The market condition for these awards will be met and one-third of the RSU will vest if the Company Class A Common Stock price reaches or exceeds a volume-weighted average price of $12.50, $15.00 and $18.00 for any 20 days within any 30 days trading period. For awards with market conditions, the effect of the market condition is considered in the determination of fair value on the grant date using Monte Carlo simulations.

For RSUs with no vesting conditions, stock-based compensation for these awards will be recorded upfront on grant date. The fair value for these RSUs will represent the market price of the Class A Common stock at the time they were granted. For RSUs with service conditions only, the Company will recognize stock based compensation expense over the requisite service period on a straight-line basis.

The Company estimates the fair value of employee stock options using the Black-Scholes option pricing model. The model requires management to make a number of assumptions including expected volatility, expected term, risk free interest rate and expected dividends. The Company evaluates the assumptions used to value its share based awards on a quarterly basis.
See Notes to Consolidated Financial Statements, Note 19—Stock-Based Compensation for further details.

Employee benefits

Contributions to defined contribution plans are charged to the consolidated statements of operations in the period in which services are rendered by the covered employees. Current service costs for defined benefit plans are recognized in the period to which they relate. The liability in respect of defined benefit plans is calculated annually by the Company using the projected unit credit method. The Company records annual amounts relating to its defined benefit plans based on calculations that incorporate various actuarial and other assumptions, including discount rates, mortality, future compensation increases and attrition rates. The Company reviews its assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when it is appropriate to do so. The effect of modifications to those assumptions is recognized as a component of net periodic cost. The Company believes that the assumptions utilized in recording its obligations under its plans are reasonable based on its experience and market conditions. These assumptions may not be within the control of the Company and accordingly it is reasonably possible that these assumptions could change in future periods. The Company reports the net periodic cost under personnel expenses on the consolidated statement of operations.

The Company recognizes its liabilities for compensated absences depending on whether the obligation is attributable to employee services already rendered, rights to compensated absences vest or accumulate and payment is probable and estimable.

Income taxes

The Company is subject to payment of federal and state income taxes in the U.S. and other forms of income taxes in other jurisdictions. Consequently, the Company determines its consolidated provision for income taxes based on tax obligations incurred using the asset and liability method. Under this method, deferred tax assets and liabilities are calculated based upon the temporary differences between the consolidated financial statement and income tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. The deferred tax assets are recorded net of a valuation allowance when, based on the weight of available evidence, the Company believes it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods.

The Company evaluates uncertain tax positions to determine if it is more likely than not that they would be sustained upon examination. The Company records a liability when such uncertainties fail to meet the more likely than not threshold.

A US shareholder is subject to current tax on “global intangible low-taxed income” ("GILTI") of its controlled foreign corporations ("CFCs"). The Company is subject to tax under GILTI provisions and includes its CFCs income in its US income tax provision in the period the CFCs earn the income.

Foreign currency translation and transaction gains and losses

The assets and liabilities of subsidiaries whose functional currency is other than the U.S. dollar are translated at the period end rate of exchange. Consolidated statements of operations items are translated at quarterly average exchange rates applicable during the period. The resulting translation adjustment is recorded as a component of accumulated other comprehensive loss and is included in consolidated statements of changes in mezzanine equity and stockholder’s deficit.

Transactions in foreign currencies are translated into the functional currency at the rates of exchange prevailing at the date of the transaction. Monetary items denominated in foreign currency remaining unsettled at the end of the year are translated at the closing rates as of the last day of the year. Gains or losses, if any, on account of exchange difference either on settlement or translation are recognized in consolidated statements of operations. Foreign currency transaction gains and losses will be included in “Other income (expense), net” in the Company’s consolidated statements of operations.

Comprehensive loss

Comprehensive loss is comprised of net loss and other comprehensive loss. Other comprehensive loss includes gains and losses on foreign currency translation.

Segment reporting

We identify a business as an operating segment if: i) it engages in business activities from which it may earn revenues and incur expenses; ii) its operating results are regularly reviewed by the Chief Operating Decision Maker (“CODM”), who is our Chief Executive Officer (‘CEO’), to make decisions about resources to be allocated to the segment and assess its performance; and iii) it has available discrete financial information. The CODM reviews financial information at the operating segment level to allocate resources and to assess the operating results and financial performance for each operating segment. Operating segments are aggregated into a reportable segment if the operating segments are determined to have similar economic characteristics and if the operating segments are similar in the following areas: i) nature of products and services; ii) nature of production processes; iii) type or class of customer for their products and services; iv) methods used to distribute the products or provide services; and v) if applicable, the nature of the regulatory environment.
The Company has two operating segments that have been identified based on service offered as well as the nature of their operation: ‘Travel Marketplace’ and ‘SAAS Platform’. The Travel Marketplace segment (transactional business serving the end travelers directly or through travel affiliates) primarily consists of selling airline tickets through our proprietary platform. The SAAS Platform segment offers corporate travel cost savings solutions through its own technology platform. Our operating segments are also our reportable segments. See Note 17 for segment information.

Fair value measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value should maximize the use of observable inputs and minimize the use of unobservable inputs. Assets and liabilities recorded at fair value in the consolidated financial statements are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels which are directly related to the amount of subjectivity associated with the inputs to the valuation of these assets or liabilities are as follows:

•Level 1 – Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

•Level 2 – Inputs that are observable, either directly or indirectly. Such prices may be based upon quoted prices for identical or comparable securities in active markets or inputs not quoted on active markets, but corroborated by market data.

•Level 3 – Unobservable inputs that are supported by little or no market activity and reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. The Company determines fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market.
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
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Significant customers are those that represent more than 10% of the Company's total accounts receivable and contract assets. As of December 31, 2022, two customers accounted for 23% of total accounts receivable and contract assets.The Company’s cash and cash equivalents are on deposit with major financial institutions. Such deposits may be in excess of insured limits. On March 10, 2023, Silicon Valley Bank (“SVB”), based in Santa Clara, California, was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as the receiver. At the time of closing, the Company had a total cash balance of $250 held in the deposit accounts at SVB. On March 12, 2023, the U.S. Department of the Treasury, Federal Reserve Board, and FDIC released a joint statement announcing that the FDIC will complete its resolution of SVB in a manner that fully protects all depositors at SVB and that depositors will have access to all of their money starting March 13, 2023, thus enabling the Company to access all of its $250 held in the deposit.The Company believes that the remaining financial institutions that hold the Company’s cash are financially sound, and accordingly, minimum credit risk exists with respect to these balances. The Company has not experienced any losses due to institutional failure or bankruptcy. The Company performs credit evaluations of its customers and generally does not require collateral for sales on credit. The Company’s accounts receivable comprises of amounts due from affiliates, airline companies and global distribution system companies which are well established institutions that the Company believes to be of high quality. The Company reviews accounts receivable balances to determine if any receivables will potentially be uncollectible and includes any amounts that are determined to be uncollectible in the allowance for doubtful accounts.

Contingent liabilities

Loss contingencies arise from claims and assessments and pending or threatened litigation that may be brought against the Company by individuals, governments, or other entities. Based on the Company’s assessment of loss contingencies at each consolidated balance sheet date, a loss is recorded in the consolidated financial statements if it is probable that an asset has been impaired, or liability has been incurred and the amount of the loss can be reasonably estimated. If the amount cannot be reasonably estimated, we disclose information about the contingency in the consolidated financial statements. We also disclose information in the consolidated financial statements about reasonably possible loss contingencies.

The Company will review the developments in the contingencies that could affect the amount of the provisions that have been previously recorded, and the matters and related reasonably possible losses disclosed. The Company will adjust provisions and changes to its disclosures accordingly to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and updated information. Significant judgment is required to determine both the probability and the estimated amount of loss. These estimates have been based on our assessment of the facts and circumstances at each consolidated balance sheet date and are subject to change based on new information and future events.

Outcomes of litigation and other disputes are inherently uncertain. Therefore, if one or more of these matters were resolved against the Company for amounts in excess of management’s expectations, the consolidated results of operations and financial condition, including in a particular reporting period in which any such outcome becomes probable and estimable, could be materially adversely affected.

Derivatives
The Company accounts for derivative financial instruments as either equity or liabilities in accordance with ASC Topic 815, Derivatives and Hedging, or ASC 815, based on the characteristics and provisions of each instrument. Embedded derivatives are required to be bifurcated from the host instruments and recorded at fair value if the derivatives are not clearly and closely related to the host instruments on the date of issuance. Derivative instrument liabilities are classified in the consolidated balance sheets as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.
The Company accounts for warrants as equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC 480 Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, whether they meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own Company Class A Common Stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each reporting date while the warrants are outstanding.
Redeemable preferred stock
The shares of series A preferred stock (the "Series A Preferred Stock") are redeemable at the option of the holder at the fifth year of anniversary of the issuance and at any point in time by the Company. In accordance with ASC 480, Distinguishing Liabilities from Equity, the shares of Series A Preferred Stock are classified within temporary equity, as events outside the Company’s control (regardless of probability) triggers such shares to become redeemable. Costs associated with the issuance of redeemable preferred stock are presented as discounts to the fair value of the redeemable preferred stock and are amortized using the effective interest method, over the term of the respective series of preferred stock. Refer to Note 12 - Redeemable Preferred Stock for further discussion.
Government assistance
The Company records assistance from government agencies in the consolidated statements of operations under "other income (expense)." Government assistance relates to export incentives received under Service Exports from India Scheme (SEIS) introduced by the Government of India to incentivize the export of specified services from India. Amounts related to government assistance are recorded in the consolidated statements of operations when the right to receive credit as per the terms of the scheme is established in respect of exports made and when there is no significant uncertainty regarding the ultimate collection of the relevant export proceeds. For the years ended December 31, 2022 and 2021, the Company recognized SEIS income of $760 and $0, respectively.
Net loss per share attributable to common stockholders
Basic net loss per share attributable to common stockholders is derived by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net loss attributable to common stockholders is derived by adjusting net loss attributable to common stockholders to reallocate undistributed earnings based on the potential impact of dilutive securities. Diluted net loss per share attributable to common stockholders is computed by dividing the diluted net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period, including potential dilutive common shares assuming the dilutive effect of common stock equivalents. Potential common shares from stock options, unvested restricted stock units, earnout awards and common stock warrants are computed using the treasury stock method. Contingently issuable shares are included in basic EPS only when there is no circumstance under which those shares would not be issued.
As the Merger has been accounted for as a reverse recapitalization, the consolidated financial statements of the merged entity reflect the continuation of Mondee's. financial statements; Mondee's equity has been retroactively adjusted to the earliest period presented to reflect the legal capital of the legal acquirer, ITHAX. As a result, net loss per share was also retrospectively adjusted for periods ended prior to the Merger. See Note 3 for details of this recapitalization and Note 20 for discussions of the retrospective adjustment of net loss per share.
Recently adopted accounting pronouncements
On January 1, 2022, the Company adopted Financial Accounting Standards Board (“FASB”) ASU No. 2016-02, Leases (Topic 842), which requires recognition of right-of-use (“ROU”) assets and lease liabilities for most leases on the Company’s Consolidated Balance Sheet. The Company adopted Topic 842 using a modified retrospective transition approach as of the effective date as permitted by the amendments in ASU 2018-11. As a result, the Company was not required to adjust its comparative periods’ financial information for effects of the standard or make the new required lease disclosures for the periods before the date of adoption (i.e., January 1, 2022). The Company elected the package of practical expedients which allowed the Company not to reassess (1) whether existing or expired contracts, as of the adoption date, contain leases, (2) the lease classification for existing leases, and (3) whether existing initial direct costs meet the new definition. The Company also elected the practical expedient to not separate lease and non-lease components for its facility leases. The Company notes that adopting the new standard resulted in recording a lease liability and right- of-use asset associated with the Company’s facility lease agreement totaling $2,339 and $2,223, respectively, as of January 1, 2022.
In August 2020, the FASB issued ASU No. 2020-06, “Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for the Company for fiscal years beginning after December 31, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020 and adoption must be as of the beginning of the Company’s annual fiscal year. The Company adopted ASU 2020-06 beginning with our fiscal year starting on January 1, 2022 with no impact on its Consolidated Financial Statements.
Recent accounting pronouncements not yet adopted
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” or ASU No. 2016-13. The amendments in ASU No. 2016-13 introduce an approach based on expected losses to estimated credit losses on certain types of financial instruments, modify the impairment model for available-for-sale debt securities and provide for a simplified accounting model for purchased financial assets with credit deterioration since their origination. The new standard requires financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The standard will be effective for the Company January 1, 2023, with early application permitted. The Company is evaluating the impact of adopting this new accounting guidance on its Consolidated Financial Statements.
In October 2021, the FASB issued new guidance relate to recognizing and measuring contract assets and contract liabilities from contracts with customers acquired in a business combination. The new guidance will require acquiring entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination as compared to current GAAP where an acquirer generally recognizes such items at fair value on the acquisition date. The new guidance is effective on a prospective basis for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company is evaluating the impact of adopting this new accounting guidance on its Consolidated Financial Statements.
Change in financial statement presentation
In connection with the preparation of its consolidated financial statements as of and for the years ended December 31, 2022 and 2021, the Company changed the presentation of “Sales and other Expense” and “Marketing Expense” within the Consolidated

Statement of Operations. The Company changed the presentation by combining “Sales and other Expense” and “Marketing Expense” into “Sales and Marketing Expense”. The change is a result of an increased overlap between the nature and purpose of expenses that fall within these groups. This change in presentation has been applied retrospectively and does not change any previously reported subtotals or totals on the Consolidated Statement of Operations and Comprehensive Loss.
3.REVERSE RECAPITALIZATION
As discussed in Note 1, on July 18, 2022, the Company consummated a business combination pursuant to the Business Combination Agreement.The Business Combination was accounted for as a Reverse Recapitalization, rather than a business combination, for financial accounting and reporting purposes. Accordingly, Mondee was deemed the accounting acquirer (and legal acquiree) and ITHAX was treated as the accounting acquiree (and legal acquirer). Under this method of accounting, the reverse recapitalization was treated as the equivalent of Mondee issuing stock for the net assets of ITHAX, accompanied by a recapitalization. Mondee has been determined to be the accounting acquirer based on evaluation of the following facts and circumstances:
•Mondee’s pre-combination stockholders have the majority of the voting power in the post- Business Combination company;
•Mondee’s stockholders have the ability to appoint a majority of the the Company's board of directors;
•Mondee’s management team is considered the management team of the post-Business Combination company;
•Mondee’s prior operations is comprised of the ongoing operations of the post-Business Combination company;
•Mondee is the larger entity based on historical revenues and business operations; and
•The post-Business Combination company has assumed Mondee’s operating name.
The net assets of ITHAX are stated at historical cost, with no goodwill or other intangible assets recorded. The consolidated assets, liabilities, and results of operations prior to the Business Combination are those of Mondee. The shares and corresponding capital amounts and earnings per share available for common stockholders, prior to the Business Combination, have been retroactively restated.

Earn-out Shares

Following the closing of the Business Combination, holders of the earn-out shares are entitled to the right to receive up to an aggregate amount of 9,000,000 shares of the Company Class A Common Stock that would vest (in part) in equal thirds if the trading price of shares of the Company Class A Common Stock was greater than or equal to $12.50, $15.00, and $18.00 for any 20 trading days in any 30 consecutive trading day period at any time during the period beginning on the first anniversary of the closing of the Business Combination and ending on the four anniversary of the closing of the Business Combination.

In the event that there is a company sale and during the vesting period that will result in the holders of shares of the Company Class A Common Stock receiving a company sale price equal to or in excess of the applicable price per share set forth above, then immediately prior to the consummation of the company sale any such vesting of earn-out shares that has not previously occurred shall be deemed to have occurred and the holders of such earn-out shares shall be eligible to participate in such company sale. In the event of any merger, sale, consolidation, recapitalization, equity transfer, restructuring, reorganization or other similar business transaction that does not constitute a company sale, any remaining unvested earn-out shares shall not be forfeited, shall remain outstanding, and shall remain subject to the remaining applicable vesting triggering events set forth above.

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

As the terms of the earn-out shares do not give the holders a right to require the Company to redeem them, the underlying shares are not redeemable outside of the Company’s control, and the earn-out shares are settled through the or through the vesting, a fixed number of shares, the earn-out shares are not a liability within the scope of ASC 480, Distinguishing Liabilities from Equity. Further, although the earn-out shares meet the definition of a derivative, they qualify for the equity-scope exception to derivative accounting because they meet the criteria for equity indexation and equity classification under ASC 815-40, Contracts in Entity’s Own Equity. Note that if a company sale occurs as a result of a cash offer, the calculation of the share price used to determine if the applicable stock price level set forth above has been achieved would include the earn-out shares. Lastly, the earn-out shares are indexed to the company’s own stock, as there are no other events that would accelerate the vesting of such shares other than the share price being in excess of the applicable stock price levels set forth above or a company sale. Accordingly, these earn-out shares are equity classified.

In accordance with terms of the Business Combination and upon closing, the Company approved a total of 9,000,000 earn-out shares of Company Class A Common Stock (the "earn-out shares"), which were allocated as follows at December 31, 2022.

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

Of the initial allocated shares, 500,000 earn-out shares were allocated to key investors for participation and approvals of the business combination agreement. As such these earn-out shares meet the definition of a derivative, however they qualify for the equity-scope exception to derivative accounting because they meet the criteria for equity indexation and equity classification under ASC 815-40, Contracts in Entity's Equity. As such the fair value impacts totaling $4,157 were recorded within equity under Additional paid in capital owing to insufficient retained earnings balances as of the date of issuance of the earn-out.

Further, 6,000,000 of the earn-out shares were issued to the Chief Executive Officer of the Company, which were determined to be equity settled in accordance with topic 480. The Chief Executive Officer was awarded earn out shares primarily to lead and direct activities contributing to the successful close of the business combination in his capacity of an executive officer responsible for oversight with no future services required. Additionally such incremental payments were offered only to specific and identified employees of Mondee, accordingly the Company determined his awards to be compensatory in nature owing to his service agreement and oversight role in the Business Combination. The Company recorded compensation expenses upon completion of the Business Combination totaling $50,060 within the Consolidated Statement of Operations for the year ended December 31, 2022.
Subsequent to the Closing Date of the Business Combination, the Company allocated an additional 1,100,000 earn-out shares, of which 900,000 were issued to an employee for his continued services and 200,000 were allocated, but will be issued subject to a requisite service period condition. These earn-out shares require future service to secure the option which confirms that these earn-outs are compensatory in nature in accordance with topic 718. The stock based compensation expense for employee earn-out shares were recognized over the derived service period. For non-employee earn-out shares, the Company recorded share based compensation expense on a monthly basis over the longest period between the implicit or derived service period. The Company recorded an additional $6,785 of compensation expense for employee to Personnel Expenses within the Consolidated Statement of Operations for the years ended December 31, 2022. The non-employee is an advisor to the company and its share based compensation expense of $352 were recorded to General and Administrative expenses within the Consolidated Statement of Operations.
During the year 2022, the grant-date fair values of the earn-outs granted to employees and non-employees were estimated using the following range of weighted average assumptions:

Assumptions
Fair Value of Class A Common Stock	$10.19-$12.32
Selected Volatility	61.0%-61.1%
Risk-free interest rate	3.48%-3.56%
Contractual terms (years)	3.8-3.9
As of December 31, 2022, unrecognized earn-out compensation expense totaled $5,007 expected to be recorded over the balance term. As of date of issuance of this report the remaining 1,400,000 earn-out shares remain unallocated.
Upon the closing of the Business Combination and the PIPE Financing, the Company received net cash proceeds of $62,191. The following table reconciles the elements of the Business Combination to the Consolidated Statements of Cash Flows and the Consolidated Statements of Changes in Mezzanine Equity and Stockholders’ Deficit for the year ended December 31, 2022:

Recapitalization
Cash proceeds from ITHAX, net of redemptions	$8,548
Cash proceeds from PIPE Financing	$70,000
Less: Cash payment of ITHAX transaction costs and underwriting fees	$(7,357)
Less: Cash payment of Legacy Mondee transaction costs and advisory fees paid	$(9,000)
Net cash proceeds upon the closing of the Business Combination and PIPE financing	$62,191
Less: Cash payment of ITHAX and Legacy Mondee transaction costs subsequent to closing of the Business Combination	$(7,347)
Net cash proceeds as of December 31, 2022	$54,844
Less: Non-cash net liabilities assumed from ITHAX	$(3,105)
Less: Legacy Mondee transaction costs incurred and unpaid as of December 31, 2022	$(3,274)
Net contributions from the Business Combination and PIPE financing as of December 31, 2022	$48,465

Immediately upon closing of the Business Combination, the Company had 74,747,218 shares issued and outstanding of the Company Class A Common Stock. The following table presents the number of shares of the Company Class A Common Stock outstanding immediately following the consummation of the Business Combination:

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

In connection with the Business Combination, the Company incurred direct and incremental costs of approximately $28,360 related to legal, accounting, and other professional fees, which were offset against the Company’s additional paid-in capital. Of the $28,360, $14,776 was incurred by Mondee and $13,584 was incurred by ITHAX. As of December 31, 2022, the Company has made cash payments totaling $23,704 for transaction costs incurred by both Mondee and ITHAX. As of December 31, 2022, $326 of transaction costs were attributable to the issuance of Private Warrants that were determined to be a liability, and as such were recorded to other expenses within the Consolidated Statement of Operations.

1 The number of Legacy Mondee shares was determined from the 1 Mondee Holdings II, Inc. Class A Common Stock outstanding immediately prior to the closing of the Business Combination, converted at the Exchange Ratio of 60,800,000

Asset Acquisition Under Common Control
On July 18, 2022, the Company entered into an Asset Purchase Agreement (the “Asset Purchase”) with Metaminds Technologies Pvt. Ltd., (“Seller” "Metaminds"), Prasad Gundumogula and Madhuri Pasam, and Mondee Group, LLC (“Mondee Group”) where the Company acquired the assets and liabilities of Metaminds for a purchase consideration of $2,000. Gundumogula owns all of the equity interests of Mondee Group, while Gundumogula and Pasam, who are married to one another, both own Metaminds.. Metaminds derives its revenue from providing IT Solutions and Services exclusively to Mondee.
Gundumogula and Madhuri collectively own all the issued and outstanding shares of the capital stock of Metaminds, while Gundumogula is the sole equity owner of Mondee Group. Gundumogula is also the CEO of Mondee, Inc., and at the time of the transaction owned approximately 83% of outstanding Class A Common Stock of Mondee. As such, Metaminds and Mondee are entities under common control.
In addition, the related party loan receivable with Mondee Group was settled upon the consummation of the Business Combination by a right to receive the Company Class A Common Stock totaling to $20,336 and agreed consideration for the assets of Metaminds totaling $2,000. Consistent with SAB Topic 4E, the Company recorded such right to receive the Company Class A Common Stock as a deduction from shareholders' deficit. The agreed consideration was reflected as a deemed dividend within shareholders' deficit.
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
4.    WARRANTS
As of December 31, 2022, the Company had the following common stock warrants outstanding:

	Warrants	Exercise Price	Issuance Date	Expiration
Private Warrants	232,500	11.50	7/18/2022	7/18/2027
Common Stock Warrants	1,275,000	11.50	9/29/2022	9/29/2027
Total	1,507,500
Public and Private Warrants
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
The Company had the right to redeem the Public Warrants when the last reported sales price of shares of the Company Class A Common Stock for any 20 trading days within a 30 trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders (the “Reference Value”) exceeds $18.00.
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

The Private Warrants have terms and provisions that are identical to those of the Public Warrants. However, the Private Warrants are not redeemable by the Company as long as they are held by a Sponsor or its permitted transferees. If the Private Warrants are held by holders other than the Sponsor or its permitted transferees, the Private Warrants will be redeemable by us in all redemption scenarios and exercisable by the holders on the same basis as the Public Warrants.
Upon closing, 12,075,000 Public Warrants and 337,500 Private Warrants (together the "Warrants") were outstanding. The Private Warrants were designated as a liability at the time of the closing of the Business Combination on July 18, 2022, and continue to be classified as a liability as of December 31, 2022. The Private Warrants are considered liability classified instruments because their settlement amount differs depending on the identity of the holder, which precludes the warrants from being considered indexed to the Company’s equity. The Company determined that the Public Warrants met the requirements for equity classification under ASC 480 and ASC 815 and are considered indexed to the Company’s stock. As long as these warrants continue to be classified as equity, subsequent changes in fair value are not recognized.
During September 2022, a holder of Private Warrants converted 105,000 Private Warrants to Public Warrants.
The Company estimated the fair value of Private Warrants on a recurring basis at the respective dates using the Black-Scholes option valuation model, for the Private Warrants. The Black-Scholes option valuation model inputs are based on the estimated fair value of the underlying shares of the Company Class A Common Stock at the valuation measurement date, the remaining contractual term of the warrant, the risk-free interest rates, the expected dividends, and the expected volatility of the price of the underlying shares of the Company Class A Common Stock. These estimates, especially the expected volatility, are highly judgmental and could differ materially in the future. The Company recognized a loss of $108 related to the change in fair value of the Private Warrants during the year ended December 31, 2022, recorded as a loss on warrant liability within the consolidated statements of operations.
The following table provides quantitative information regarding assumptions used in the Black-Scholes option-pricing model to determine the fair value of the Private Warrants as of July 18, 2022 and December 31, 2022:

	July 18, 2022	December 31, 2022
Stock price	10.13	10.88
Term (in years)	5.0	4.55
Expected volatility	60%	60%
Risk-free rate	3.1%	4.1%
Dividend yield	—%	—%
Each whole Warrant entitles the registered holder to purchase one share of the Company Class A Common Stock at a price of $11.50 per share, at any time commencing on August 18, 2022, provided that the Company has an effective registration statement under the Securities Act covering the shares of the Company Class A Common Stock issuable upon exercise of the Warrants and a current prospectus relating to them is available. The Warrants expire on July 18, 2027, or earlier upon redemption or liquidation. Through December 31, 2022, 118,942 Warrants were exercised at a price of $11.50, generating proceeds of $1,368.

Tender offer
On September 16, 2022, the Company announced a tender offer agreement to tender public warrants at a rate of $0.65 per warrant in cash, up to 12,293,543 of its outstanding Public Warrants and Private Warrants to purchase the shares of the Company Class A Common Stock. The Offer was not conditioned on any minimum number of warrants being tendered and expired on October 17, 2022 with 10,741,390 warrants being tendered. The remaining 1,319,653 public warrants were redeemed at a rate of $0.01 per warrant in cash. The gross cash paid was approximately $7,481 including incremental direct cost of $486 to acquire the warrants. The Company recorded the payment as a reduction to additional paid-in capital in the Consolidated Statement of Changes in Mezzanine Equity and Stockholders’ Deficit. As of December 31, 2022, there were no Public Warrants outstanding.
Common Stock Warrants issued in connection with the Series A Preferred Stock
On September 29, 2022, in connection with the sale of the shares of Series A Preferred Stock, the Company issued warrants for shares of the Company Class A Common Stock. The Company issued a five-year warrant to buy an aggregate total of 1,275,000 shares of the Company Class A common Stock, par value $0.0001 per share with an exercise price of $11.50 per share. The warrant may be exercised at the earlier of the five year contracted period or the liquidation of the Company. Each outstanding warrant not exercised on or before the expiration date will be come void. The warrants are not subject to restrictions on transfers and each holder is permitted to transfer the warrants. The issuance of warrants is a cashless exercise that are not redeemable at the option of the company.

The warrants had a grant-date fair value of $3.07 at issuance and are fully vested. The warrants are exercisable until September 29, 2027. The following table provides quantitative information regarding assumptions used in the Black-Scholes option-pricing model to determine the fair value of the warrants to purchase the shares of the Company Class A Common Stock as of September 29, 2022:

September 29, 2022
Fair Value of Class A Common Stock	9.13
Selected Volatility	40%
Risk-free interest rate	3.98%
Contractual terms (years)	5
The Company recorded the warrants as a component of equity as they are indexed to the shares of the Company Class A Common Stock.
5.    FAIR VALUE MEASUREMENT
The Company evaluates assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period.
The following table sets forth the Company’s financial liabilities that were measured at fair value, on a recurring basis:

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Liabilities
Warrant liability - private warrants(2)	$—	$—	$1,293	$1,293

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Liabilities
LBF earn-out consideration(1)	$—	$—	$597	$597
______________________________

(1)
The LBF earn-out consideration represents arrangements to pay the former owners of LBF Travel, Inc. (“LBF”) acquired by the Company in 2019. The undiscounted maximum payment under the arrangement is $2,700 in aggregate at the end of fiscal year 2021 and 2022. As of December 31, 2022, no payments were made as LBF did not meet the EBITDA (Earnings Before Interest, Taxes, Depreciation, and Amortization) threshold required. Earn-out consideration is included in accrued expenses and other current liabilities on the Company’s Consolidated Balance Sheets.

(2)
On February 1, 2021, with the closing of the IPO, ITHAX consummated the sale of 675,000 private placement units. In connection with the closing of the Business Combination, the private placement units separated into their underlying securities: the Company Class A Common Stock and the Private Warrants. As of December 31, 2022, the Company had 232,500 private warrants outstanding.

The Private Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liability in the Consolidated Balance Sheets. The warrant liability is measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liability in the Consolidated Statements of Operations.
For Level 3 LBF earn-out consideration, the Company assesses the fair value of expected earn-out consideration at each reporting period using the Monte Carlo Method, which is consistent with the initial measurement of the expected earn-out consideration. This fair value measurement is considered a Level 3 measurement because the Company estimates projections during the earn-out period utilizing various potential pay-out scenarios. The Monte Carlo simulation method repeats a process thousands of times in an attempt to predict all the possible future outcomes. At the end of the simulation, several random trials produce a distribution of outcomes that are then analyzed to determine the average present value of earn-out. The earn-out consideration is included in accrued expenses and other current liabilities on the Company’s Consolidated Balance Sheets. Change in the fair value of earn-out consideration is reflected in our Consolidated Statements of Operations. Changes to the unobservable inputs do not have a material impact on the Company’s Consolidated Financial Statements.

The Company established the initial fair value of the Private Warrants on July 18, 2022, the date of the Business Combination, and revalued on December 31, 2022, using a Black-Scholes option pricing model. The Warrants were classified as Level 3 at the initial measurement date, and December 31, 2022 due to the use of unobservable inputs.
Roll-forward of Level 3 Recurring Fair Value Measurements
The following tables summarizes the fair value adjustments for earn-out consideration measured using significant unobservable inputs (level 3):

	Year Ended December 31,
	2022	2021
Balance, beginning of year	$597	$332
Change in the estimated fair value of LBF earn-out consideration	(597)	265
Balance, end of the year	$—	$597
The following tables summarizes the fair value adjustments for Private Warrant liability measured using significant unobservable inputs (level 3):

Year Ended December 31,
2022
Private warrants recognized upon closing of Business Combination	1,721
Transfer of Private Warrants to Public Warrants	(536)
Change in the estimated fair value of warrants	108
Balance, end of the year	$1,293

The fair value of Company’s short term financial assets and liabilities including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximated their carrying values as of December 31, 2022 and December 31, 2021, due to their short-term nature. As such, the Company records restricted short-term investments, long-term debt, and long-term debt due from related parties on an amortized cost basis.
There were no transfers between Level 1, Level 2 or Level 3 fair value hierarchy categories of financial instruments for the years ended December 31, 2022 and December 31, 2021.
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
For the years ended December 31, 2022 and December 31, 2021 the Company has not recorded any impairment charges on non-financial assets.

6.    PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following:

	As of December 31,
	2022	2021
Capitalized software	$32,283	$27,606
Computer equipment	912	749
Furniture and office equipment	332	428
Leasehold improvements	14	233
Capitalized software development in process	4,107	1,218
Total property and equipment	37,648	30,234
Less: accumulated depreciation and amortization	(26,316)	(21,360)
Total property and equipment, net	$11,332	$8,874

Depreciation and amortization expense was $5,432 and $4,979 for the years ended December 31, 2022, and 2021, respectively. Capitalized software development costs during the years ended December 31, 2022, and 2021 was $7,437 and $4,600, respectively.

During the year ended December 31, 2022, the Company disposed furniture, equipment, and leasehold improvements, resulting in a loss on disposal of approximately $3. The cost of the assets disposed was $177, accumulated depreciation and amortization was $174, and the net book value was $3.

7.    GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill and intangible assets, net consisted of the following:

	As of December 31,
	2022	2021
Goodwill	$66,420	$66,420
Intangible assets with indefinite lives	12,028	12,028
Intangible assets with definitive lives, net	45,342	51,680

Impairment Assessments. We perform the assessment of possible impairment of goodwill and indefinite-lived intangible assets on an annual basis or more frequently if events and circumstances indicate that an impairment may have occurred. During 2022 and 2021, there were no impairments of goodwill or intangible assets.

Goodwill. The following table presents the changes in goodwill by reportable units:

	Travel Marketplace	SAAS Platform	Total
Balance as of December 31, 2020	$58,999	$7,421	$66,420
Additions	—	—	—
Impairment charges	—	—	—
Balance as of December 31, 2021	58,999	7,421	66,420
Additions	—	—	—
Impairment charges	—	—	—
Balance as of December 31, 2022	$58,999	$7,421	$66,420

Indefinite-lived Intangible Assets. Our indefinite-lived intangible assets relate to trade names acquired in various acquisitions during the years ended December 31, 2020 and December 31, 2019.

Definite life Intangible assets, net consisted of the following as of December 31, 2022:

	Weighted-average Remaining Useful Life (in years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	6.74	$60,778	(29,288)	31,490
Trade name	8.95	9,580	(5,295)	4,285
Acquired technology	0.00	7,430	(7,430)	—
Supplier relationships	12.00	5,767	(1,153)	4,614
Developed technology	6.19	7,220	(2,267)	4,953
Covenants not to compete	0.00	332	(332)	—
Balances as of December 31, 2022		$91,107	(45,765)	45,342

Definite life Intangible assets, net consisted of the following as of December 31, 2021:

	Weighted-average Remaining Useful Life (in years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	7.74	$60,778	(24,613)	36,165
Trade name	9.95	9,580	(4,816)	4,764
Acquired technology	0.00	7,430	(7,430)	—
Supplier relationships	13.02	5,767	(769)	4,998
Developed technology	7.26	7,220	(1,467)	5,753
Covenants not to compete	0.00	332	(332)	—
Balances as of December 31, 2021		$91,107	(39,427)	51,680

Amortization expense for intangible assets was $6,338 and $7,882 for the years ended December 31, 2022 and 2021, respectively.

The estimated future amortization expense related to intangible assets with definite lives is as follows:

December 31,
2023	$6,338
2024	6,337
2025	6,163
2026	5,815
2027	5,815
Thereafter	14,874
$45,342

8.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	As of December 31,
	2022	2021
Accrued expenses	$3,314	$4,834
Provision for chargebacks	377	3,176
Accrued compensation and benefits	1,374	1,427
Accrued travel agent incentives	3,458	296
Earn-out consideration payable	—	597
Operating lease liabilities	796	—
Other current liabilities	—	24
	$9,319	$10,354
9.    DEBT
Paycheck Protection Program Loan (“PPP Loan”)

On April 13, 2020, the Company was granted a loan from JP Morgan Chase Bank in the aggregate amount of $4,292, pursuant to the Paycheck Protection Program (the "PPP") under the Coronavirus Aid, Relief and Economic Security Act ("CARES Act"). As the legal form of the PPP loan is debt, the Company accounted for the loan as debt under ASC 470. The PPP provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable after eight weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the eight week period. If the company expects that it reasonably assured (i.e., probable) to meet the PPP’s eligibility and loan forgiveness criteria, the Company may elect to account for the proceeds expected to be forgiven as an in-substance government grant that is earned through the Company’s compliance with the loan forgiveness criteria. In June 2021, the Company applied for forgiveness prior to the 10-month period and as such no interest and principal payments were due. On August 16, 2021, the Company received full forgiveness for the $4,292 PPP loan and accounted for as gain on forgiveness of PPP Loan.

On January 11, 2021, the PPP opened an additional round of funding, which allowed eligible borrowers that had previously received a PPP loan to apply for a second draw PPP loan with the same general terms as the first. Second draw PPP loans can be used to help fund payroll costs, including benefits. Funds can also be used to pay mortgage interest, rent, utilities, worker protection costs related to COVID-19, uninsured property damage costs caused by looting or vandalism during 2020, and certain supplier costs and expenses for operations.

In January 2021, one of the Company’s subsidiaries was granted a Second Draw PPP Loan of $2,000 based on qualified spending, decreased quarterly revenue, and other factors. Second Draw PPP Loans are eligible for forgiveness based on qualified spending during an 8 to 24 month covered period, assuming employee and compensation levels are maintained. Loan payments are deferred for at least 10 months after the end of the covered period. If not forgiven, the Second Draw PPP Loan has a maturity of five years and a 1% interest rate.

In addition, another subsidiary received a Second Draw PPP loan in the amount of $1,576 in February 2021. The loan is subject to 1% interest rate. If not forgiven, the unforgiven portion is payable in 45 consecutive payments of principal and interest, beginning on June 9, 2022 and continuing on the same day of each month thereafter.

In August 2021, the Company applied for forgiveness of the $1,576 PPP loan, and received full forgiveness in November 2021, and accounted for as gain on forgiveness of PPP loan in 2021. In March 2022, the Company applied for forgiveness of the $2,009 PPP loan and received full forgiveness in May 2022, and accounted for as gain on forgiveness of PPP loan in 2022.

Due to the uncertainty and evolving guidance associated with the PPP program’s eligibility and forgiveness criteria, the Company determined that it was not reasonably assured that the loan would be forgiven by the SBA and therefore was not appropriate to account for the proceeds as an in-substance government grant. The Company concluded it was appropriate to account for the PPP

Loan as debt until receipt of formal approval for loan forgiveness from the SBA, at which time the Company will extinguish the PPP Loan as debt and recognize a gain on loan extinguishment on the consolidated statement of operations.

Canadian Loans (“Other Government Loans”)

Canada Emergency Business Account

In April and June 2020, the Company was granted an interest free loan from Royal Bank of Canada in the aggregate amount of $50 CAD (equivalent $39 USD), pursuant to the Canada Emergency Business Account (“CEBA”) loan forgiveness, funded by the Government in Canada. Additionally in 2021, the Company was granted another CEBA loan with the Canadian government of $20 CAD (equivalent $16 USD). As the legal form of the CEBA loan is debt, the Company accounted for the loan as debt under ASC 470. The loan is provided to qualifying businesses to cover short term operating expenses, payroll, and non-deferrable expenses. The Company will be eligible for 25% loan forgiveness if the loan amount equal to 75% of the highest amount drawn from the CEBA until March 31, 2021 is repaid by December 31, 2023. The Company had an outstanding loan balance of $70 CAD (equivalent $52 USD) and $70 CAD (equivalent $55 USD) for the years ended December 31, 2022 and 2021, respectively.

The Company concluded that it was appropriate to account for the CEBA as debt until receipt of formal approval for loan forgiveness from the government of Canada, at which time the Company will extinguish the CEBA loan as debt and recognize a gain on loan extinguishment on the consolidated statements of operations. As of December 31, 2022 and December 31, 2021, the Company had not submitted payment for any portion of the outstanding loan, and as such the loan continues to be accounted for as debt.

Highly Affected Sectors Credit Availability Program

On August 12, 2021, the Company was granted a Highly Affected Sectors Credit Availability Program (“HASCAP”) loan with the Canadian government of $250 CAD (equivalent to $198 USD). The proceeds should be used to exclusively fund the operational cash flow needs of the Company. Loan payments are deferred for 13 months after drawdown with a maturity date of 10 years and 4% fixed interest rate. As of December 31, 2022, the Company had an outstanding loan balance of $243 CAD (equivalent $179 USD).

The following table summarizes the Company's outstanding PPP and other governmental loans arrangements:

	As of December 31,
	2022	2021
HASCAP	$179	$198
CEBA	52	55
PPP	—	2,000
Total PPP and other governmental loans	$231	$2,253
Less: current portion of PPP and other governmental loans	(72)	(338)
Total PPP and other governmental loans, net of current portion	$159	$1,915

Obligation to GDS Service Provider

As a result of the acquisition of LBF in 2019, the Company assumed the liability of the outstanding payment obligation with a GDS service provider (‘GDS Obligation’). This GDS Obligation originally emanated from a settlement agreement with the GDS service provider amounting to $1,419. The GDS Obligation bears an interest rate of 6% per annum and is due by July 1, 2022.

During the year ended December 31, 2022, the Company accrued $4 in interest expense, and submitted $298 in principal repayments and $5 in interest repayments. The outstanding balance of the GDS Obligation was $0 as of December 31, 2022. During the year ended December 31, 2021, the Company accrued $27 in interest expense, and submitted $447 in principal repayments and $21 in interest repayments. The outstanding balance of the GDS Obligation was $298 as of December 31, 2021.

TCW Credit Agreement

On December 23, 2019, the Company, entered into a financing agreement (the “TCW Agreement”) with TCW ("Lenders") consisting of a $150,000 multi-draw term loan in aggregate (the "Term Loan"), of which the first draw was for a principal amount of $95,000, with a maturity date of December 23, 2024. Additionally, on the same day, the Company entered into a revolving credit facility (‘LOC’) with an aggregate principal amount not exceeding $15,000. Undrawn balances available under the revolving credit facility are subject to commitment fees of 1%. These facilities are guaranteed by the Company and were guaranteed by the Mondee Stockholder and are secured by substantially all of the assets of the Company. No amounts on the revolving credit facility have been drawn down as of December 31, 2022 and 2021, respectively.

On June 22, 2021, the Company entered into a fourth amendment with TCW, which specifies that if Company does not secure $25,000 in financing, or enter into a change of control agreement, by June 30, 2022 then the Mondee Stockholder must issue 3,600,000 Class G units to TCW. In connection with the fourth amendment and in consideration thereof, the Company incurred an amendment fee of $1,754, which was paid in kind and added to the outstanding principal balance.

On December 31, 2021, the Company entered into a fifth amendment with TCW to increase the Applicable Margin by 1% and capitalize interest during the period of October 1, 2021 to March 31, 2022. The PIK rate was increased to 12.25% beginning October 1, 2021. Additionally, quarterly installments for loan repayment were deferred until June 30, 2022. The modification is only in effect through June 30, 2022, at which time the Applicable Margin will revert to the original percentages.
On July 8, 2022, the Company entered into a seventh amendment to the financing agreement to the TCW Agreement, pursuant to which, among other things, extended the June 30, 2022 quarterly repayment of interest and quarterly principal repayment to September 30, 2022, and Closing Date, respectively.
Additionally, the amendment modified the applicable margin for the period after the date of the consummation of the Business Combination. The relevant applicable margin shall be set at the respective level indicated for each fiscal quarter based upon the average daily balance of the outstanding Term Loan obligations during the immediately preceding fiscal quarter. However, from and after the first day of the first fiscal quarter following the 18 month anniversary of the consummation of the Business Combination (such date, the “18 Month Anniversary Date”), the applicable margin, with respect to the interest rate of (a) any reference rate loan or any portion thereof and (b) any LIBOR rate loan or any portion thereof, shall be set at the Applicable Margin Level in effect on the last day of the fiscal quarter during which such 18 Month Anniversary Date occurs.
Finally, the amendment stipulated the issuance of 3,000,000 Class G units of the Mondee Stockholder to TCW and a SPAC prepayment fee of 3% applied against the SPAC prepayment amount. The SPAC prepayment fee was due upon the consummation of the Business Combination.
On July 17, 2022, the Company entered into an amendment to the seventh amendment to the TCW Agreement, pursuant to which, among other things, TCW consented to reduce the amount of the loan required to be prepaid at closing to $40,000 ("SPAC Prepayment"). On July 18, 2022, the consummation of the Business Combination occurred which resulted in the following:
a) SPAC Prepayment $40,000
b) SPAC Prepayment Fee $1,200
c) 3,000,000 Class G Units of the Mondee Stockholder issued at a price of $3.25
On October 24, 2022, the Company executed an eighth amendment to the financing agreement with TCW, pursuant to which, among other things, the amendment provides consent to a portion of the payment of the June Interest Payment at a rate per annum of up to 2.5% to be paid by capitalizing such interest and adding such capitalized interest to the then outstanding principal amount of the Term Loan (such amount, the “June PIK Amount” and the consent to permit the June PIK Amount the “June Interest Payment Condition”), (ii) waive the payment defaults, (iii) amend certain terms and conditions of the Financing Agreement.
The effective interest on the loan for the years ended December 31, 2022, and December 31, 2021 is 22.99% and 15.55%, respectively.
As of December 31, 2022, and December 31, 2021, the total estimated fair value of the Company’s TCW Credit Agreement was $143,651 and $183,936, respectively. The fair value of debt was estimated based on Level 3 inputs.

The TCW Agreement includes the provisions for customary events of default including non-payment of obligations, non-performance of covenants and obligations, default on other material debt, bankruptcy or insolvency events, material judgments, change of control, and certain customary events of default relating to collateral or guarantees. Upon the occurrence of any event of default, subject to the terms of the TCW Agreement including any cure periods specified therein, customary remedies may be exercised by the Lenders under the TCW Agreement against the Company. The Company was in compliance with all of its financial covenants under the TCW Agreement as of December 31, 2022.

The following table summarizes the Company's outstanding borrowing arrangements, excluding PPP and other governmental loans

	As of December 31,
	2022	2021
TCW Credit Agreement	$106,250	$150,000
Cumulative PIK interest for TCW Credit Agreement[1]	46,518	36,858
GDS Obligation	—	298
Others	14	—
Total outstanding principal balance	$152,782	$187,156
Less: Unamortized debt issuance costs and discounts	(18,386)	(13,923)
Total debt	$134,396	$173,233
Less : Current portion of long term debt	(7,514)	(11,063)
Long term debt, net of current portion	$126,882	$162,170

The following table sets forth the total interest expense recognized related to the loans payable to lenders and other payment obligations mentioned above.

	Year ended December 31,
	2022	2021
Cash interest expense	$10,903	$6,587
Payment in kind interest, net[2]	9,036	14,582
LOC commitment charges	152	153
Amortization of debt issuance costs	6,563	2,361
	$26,654	$23,683

1 Includes paid in kind amendment fee of $1,754.
2 Represents Payment in Kind Interest for the Company’s outstanding TCW Loan net of the reclass of interest expense related to capitalized software development amounting to $623 and $358 in 2022 and 2021 respectively.

The future maturities of the Company’s borrowing arrangements, PPP loans and other government loans are as follows:

Year ending December 31,	Borrowing Arrangements	PPP and Other Governmental Loans
2023	$7,514	$72
2024	145,268	20
2025	—	20
2026	—	21
2027	—	21
Thereafter	—	77
	152,782	231
Less: Loan origination fees	(18,386)	—
	$134,396	$231

10.    REVENUE
Disaggregation of revenue
The Company believes that the disaggregation based on the reportable segments best depicts how the nature, amount, timing and uncertainty of our revenues and cash flows are affected by industry, market, and other factors. As described above in Note 2, the Company has two reportable segments, Travel Marketplace and SAAS Platform.

	Year Ended December 31,
	2022	2021
Revenue from Travel Marketplace	$157,473	$92,038
Revenue from SAAS Platform	2,011	1,156
	$159,484	$93,194
Contract balances
The timing of revenue recognition, billing, and cash collection results in the recognition of accounts receivable, contract assets and contract liabilities on the Consolidated Balance Sheets.
Contract assets include unbilled amounts resulting from contracts in which revenue is estimated and accrued based upon measurable performance targets defined at contract inception and in which the related performance obligation is satisfied..
Contract liabilities, discussed below, are referenced as “deferred revenue” on the Consolidated Balance Sheets and disclosures. Cash received that are contingent upon the satisfaction of performance obligations are accounted for as deferred revenue. Deferred revenue primarily relates to advances received from GDS service providers for bookings of airline tickets in future.
The opening and closing balances of accounts receivable, contract assets and deferred revenue are as follows:

	Accounts Receivable	Contract Asset	Deferred Revenue
Ending Balance as of December 31, 2020	$5,355	$4,420	$(23,404)
Increase/(decrease), net	4,823	(485)	2,666
Ending Balance as of December 31, 2021	10,178	3,935	(20,738)
Increase/(decrease), net	11,555	1,859	254
Ending Balance as of December 31, 2022	$21,733	$5,794	$(20,484)
During the year ended December 31, 2022, the Company recognized revenue of $4,047 from the deferred revenue balance as of December 31, 2021. During the year ended December 31, 2021, the Company recognized revenue of $2,981 from the deferred revenue balance as of December 31, 2020.

During the year 2021, the Company reclassified a liability with another GDS service provider related to the segment shortfall fee from ‘Accrued expenses’ to ‘Other long-term liabilities’, as the Company expects to fulfil the obligation subject to the amended contract terms and conditions. The balance was $1,111 as of December 31, 2022 and 2021.

During the year 2022, the Company modified its agreement with a select GDS service providers. Pursuant to this modification, the shortfall fees of $2,697 have been recognized to Deferred Revenue.
11.    INCOME TAXES
The components for loss before income taxes consisted of the following:

	Year ended December 31,
	2022	2021
United States	$(90,611)	$(38,396)
International	500	(186)
	$(90,111)	$(38,582)

The provision for (benefit from) income taxes consisted of the following:

	Year ended December 31,
	2022	2021
Current tax expense:
Federal	$—	$—
State	109	18
International	455	121
	564	139
Deferred
Federal	(11)	42
State	(195)	142
International	(231)	—
	(437)	184
Total provision (benefit) for income taxes	$127	$323

Components of the Company's deferred income tax assets and liabilities are as follows:

	Year ended December 31,
	2022	2021
Net operating loss	$29,822	$32,329
Interest expense limitation	19,068	12,278
Deferred revenue	4,787	5,212
Accrual and reserves	2,033	3,232
Stock based compensation	1,251	—
Fixed assets	274	—
Capitalized research and development costs	4,380	—
Lease liability	627	—
Other	194	169
	62,436	53,220
Valuation allowance	(47,827)	(35,611)
Total deferred tax assets	14,609	17,609

Intangible assets	(14,314)	(16,533)
Fixed Assets	—	(1,588)
Right-of-use lease asset	(365)	—
Total deferred tax liabilities	(14,679)	(18,121)
Total net deferred tax liability	$(70)	$(512)

The provision for (benefit from) income taxes differ from the amounts computed by applying the U.S. federal income tax rate to income (loss) before income taxes for the following reasons:

	Year ended December 31,
	2022	2021
Federal tax at statutory rate	21.06%	21.00%
State, net of federal benefit	5.77	9.05
Stock-based compensation	(1.24)	—
Permanent differences	0.86	0.74
Prior year payable true ups	—	—
Adjustment to deferred through goodwill	—	—
Transaction costs	3.69	—
PPP loan forgiveness	0.60	—
Foreign rate differential	(0.08)	(0.23)
Change in valuation allowance	(13.56)	(31.29)
Sec. 162(m) net down	(16.73)	—
Other	(0.51)	(0.11)
Effective tax rate	(0.14)%	(0.84)%

As of December 31, 2022, the Company had net operating loss carryforwards for federal and state of approximately $100,951 and $122,647 respectively. As of December 31, 2021, the Company had net operating loss carryforwards for federal and state of approximately $108,530 and $141,368, respectively. The federal net operating losses will begin to expire in 2032, and state net operating losses begin to expire in 2027, if not utilized.

Utilization of the net operating loss carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided in the Internal Revenue Code of 1986, as amended ("IRC"), and similar state provisions. Certain tax attributes of the Company were subject to an annual limitation as a result of the change of ownership of the Company in the year 2016 and the acquisition of a few subsidiaries, which constituted a change of ownership as defined under the Internal Revenue Code Section 382. As a result of the analysis, a net operating loss of $16,633 has been lost permanently and the related deferred tax asset has been written down.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state and local, jurisdictions, where applicable. Because the Company has net operating loss carryforwards, there are open statutes of limitations in which federal, state, and foreign taxing jurisdictions may examine the Company's tax returns for all tax years from 2011 through the current period.

Realization of the future tax benefits of the Company's net deferred tax assets is dependent on the Company's ability to generate sufficient taxable income within the carryforward period. The Company has concluded, based on the weight of available evidence, that its net deferred tax assets will not be fully realized in the future, on a more likely than not basis. Accordingly, a valuation allowance of $47,827 and $35,611 has been established against the deferred tax assets as of December 31, 2022 and December 31, 2021, respectively. The net valuation allowance increased by $12,216 and $11,109 during the years ended December 31, 2022 and December 31, 2021, respectively. Management reevaluates the positive and negative factors at each reporting period. The Company has recognized deferred tax liability of $951 and $1,307 as of December 31, 2022 and December 31, 2021, respectively, on account of temporary differences arising out of goodwill amortizable for tax purposes. Such deferred tax liability may be offset to a certain extent against deferred tax assets created on indefinite-lived tax attributes i.e., IRC section 163(j) interest carryforward and net operating losses generated post-tax year 2017. The Company has not set off deferred tax liability on the goodwill of $307 and $512 against deferred tax assets since such liabilities cannot be used as a future source of taxable income for the years ended December 31, 2022 and December 31, 2021, respectively. Whereas, the Company has recognized a deferred tax asset of $237 in the foreign jurisdiction, as of December 31, 2022.

The Company has adopted the provisions of FASB’s Accounting Standard Codification Topic 740, Income Taxes, which provides guidance for accounting for uncertainty in tax positions and require that companies recognize a benefit from a tax position in their Consolidated financial statements only if it is more likely than not that the tax position will sustain, upon audit, based on the technical merits of the position. For tax positions that meet the recognition threshold, the Company would record the largest amount of the benefit that is greater than 50 percent likely of being realized upon effective settlement with the taxing authority. As of the years ended December 31, 2022 and December 31, 2021, the Company had no unrecognized tax benefits and does not anticipate any significant change to the unrecognized tax benefit balance. The Company would classify interest and penalties related to uncertain tax positions in income tax expense, if applicable. The Company has not provided for U.S federal income and foreign withholding taxes on undistributed earnings from non-U.S. operations as of December 31, 2022 because the Company intends to reinvest such earnings indefinitely outside of the United States.

12.    REDEEMABLE PREFERRED STOCK
On September 29, 2022 (“closing date”), the Company issued and sold 85,000 shares of its Series A Preferred Stock at $1,000 per share (the "Series A Preferred Stock"), resulting in gross proceeds of $85,000. The shares of the Series A Preferred Stock were authorized by the Company's certificate of incorporation by filing a certificate of designation as authorized by the Board. The proceeds were bifurcated between the shares of the Series of A Preferred Stock and warrants to purchase shares of the Company Class A Common Stock on a relative fair value basis. The Company incurred issuance cost of $1,418. The Company calculates the accretion of the shares of the Series A Preferred Stock to its redemption using effective rate method and is reported as a deemed dividend. The effective interest rate for the year ended December 31, 2022 is 13.99%.
The shares of the Series A Preferred Stock have the following key terms:
1.A stated value of $1,000.00 per share;
2.The holder is entitled to receive a cumulative dividend at the annual rate of SOFR plus 7.00%. After the second anniversary of the closing date the holder is entitled to receive a cumulative dividend at the annual rate of SOFR plus 10.50%;
3.The holders have a put right to redeem the shares of the Series A Preferred Stock for cash at the stated value, plus any unpaid dividends after 5 years from the issuance date (On or after September 29, 2027);
4.The shares of the Series A Preferred Stock are non-voting;
5.The shares of the Series A Preferred Stock are not convertible into shares of the Company's Class A Common Stock;
6.The shares of the Series A Preferred Stock are senior to the shares of the Company Class A Common Stock and any class or series of capital stock expressly designated as ranking junior to the shares of the Series A Preferred Stock as to distribution rights and rights upon liquidation, dissolution or winding up (“Junior Stock”). The shares of the Series A Preferred Stock are on a parity with any class or series of the Company’s capital stock expressly designated as ranking on a parity with the shares of the Series A Preferred Stock as to distribution rights and rights upon liquidation, dissolution or winding up (“Parity Stock”).
7.The shares of the Series A Preferred Stock issued represents redeemable shares, with a redemption period at the option of the holders beginning on or after the fifth anniversary from the closing date. The preferred shares can only be redeemed in cash based on the terms of the certificate of designation. The price per share of Series A Preferred Stock on the date of redemption is equal to the stated value per share price plus, an amount equal to the accrued dividends plus, accrued and unpaid dividends since the most recent dividend payment date. The Company may also redeem the outstanding shares of the Series A Preferred Stock at any time for an amount equal to the greater of the stated value price per share of the Series A Preferred Stock plus, an amount equal to the accrued dividends plus, accrued and unpaid dividends since the most recent dividend payment date with respect to such share as of the applicable redemption date or if any, to result in, prior to the second anniversary of the closing date, a multiplier to the product of 1.225 times the stated value of the shares of the Series A Preferred Stock, from and after the second anniversary of the closing date, a multiplier equal to 1.325 times the stated value of the shares of the Series A Preferred Stock.
In accordance with the guidance in ASC 480 "Distinguishing Liabilities from Equity”, the shares of the Series A Preferred Stock are to be classified as temporary equity if any event that is outside the Company’s control (regardless of probability) could trigger the security to become redeemable outside the Company’s control. The shares of the Series A Preferred Stock met the definition of a temporary equity and is recorded in redeemable preferred stock in the accompanying Consolidated Balance Sheets. The shares of the Series A Preferred Stock will be accreted up to their redemption using the accretion method.
For the year ended December 31, 2022, the Company recorded $2,323 of accrued dividends. The amount is reported in redeemable preferred stock on the Company’s Consolidated Balance Sheet. No dividends were paid as of December 31, 2022.

13.    COMMITMENTS AND CONTINGENCIES
Legal Matters
From time to time, the Company may be a party to litigation and subject to claims incidental to its business. Although the results of litigation and claims cannot be predicted with certainty, the Company currently believes that the final outcome of these matters will not have a material adverse effect on its business. Regardless of the outcome, litigation can have an adverse impact on the Company because of judgment, defense and settlement costs, diversion of management resources, and other factors. As of December 31, 2022 the Company currently has two outstanding legal claims that may have an adverse material impact.
Litigation Relating to LBF Acquisition. In the federal court action, Thomas DeRosa, an alleged shareholder of LBF Travel Management Corp. (f/k/a LBF Travel, Inc.), the entity that sold LBF Travel Holdings, LLC to Mondee, sued LBF Travel Management Corp. and its CEO to recover a portion of the proceeds of the sale of LBF Travel Holdings, LLC to Mondee. Mondee was later added as a party to this litigation via a third-party complaint that alleges, among other things, that Mondee aided and abetted the directors and officers of LBF Travel Management Corp. in breaches of their fiduciary duties in connection with the acquisition. The case remains pending in Federal court. There is a separate state court action that has been stayed. While the Company believes it will be successful defending DeRosa’s claims, it is nevertheless reasonably possible that the Company could be required to pay a judgment in favor of DeRosa, but an estimate of a reasonably possible amount of any such payment cannot be made.
On October 13, 2021, Mondee, Inc. received a summons from Global Collect Services B.V. (“Ingenico”) to appear in the District Court of Amsterdam with respect to a claim of $548 for past dues and outstanding invoices, fees, plus interest and costs of collection. The Company is in current discussions to settle this lawsuit, but an estimate of a reasonably possible amount of any such payment cannot be made.
Letters of Credit
The Company had $7,432 and $7,258 secured letters of credit outstanding as of December 31, 2022 and December 31, 2021, respectively. These primarily relate to securing the payment for the potential purchase of airline tickets in the ordinary course of business and are collateralized by term deposits, for which the contractual obligation is less than a year.
14.    OPERATING LEASES
The Company leases various office premises and facilities under non-cancelable operating leases that expire at various dates through January 2031. Some of the Company’s leases contain one or more options to extend or terminate. The Company considers options to extend or terminate the lease in determining the lease term.
Prior to the adoption of ASC 842, rent expense on operating leases was recognized on a straight-line basis over the term of the lease. In addition, certain of the Company’s operating lease agreements for office space also include rent holidays and scheduled rent escalations during the initial lease term. The Company recorded the rent holidays as a deferred rent within other liabilities on the Consolidated Balance Sheets. The Company expects to record deferred rent liability and scheduled rent increase on a straight-line basis into rent expense over the lease term commencing on the date the Company took possession of the leased space.
Operating lease expense for the years ended December 31, 2022 and 2021 was $1,268 and $1,485, respectively. The Company records operating lease expense in the Consolidated Statement of Operations within general and administrative expenses. The Company had no finance leases as of December 31, 2022.
On adoption of topic ASC 842 “Leases”, supplemental balance sheet information as of December 31, 2022 related to operating leases is shown below:

As of December 31, 2022
Reported as:
Assets:
Operating lease right-of-use assets	$1,384
Liabilities:
Accrued expenses and other current liabilities	$796
Operating lease liabilities, non-current	1,620
Total operating lease liabilities	$2,416

As of December 31, 2022, the weighted-average remaining lease term and weighted-average discount rate for operating leases is 4.56 years and 12.86% respectively.
Supplemental cash flow information as of December 31, 2022 related to operating leases are as follows:

Year Ended December 31, 2022
Cash paid within operating cash flows	$1,178
Operating lease right-of-use assets recognized in exchange for new operating lease obligations	3,313
As of December 31, 2022, the future minimum lease payments under non-cancelable operating leases are as follows:

As of December 31, 2022
2023	1,026
2024	689
2025	384
2026	281
2027	210
Thereafter	540
Total operating lease payments	3,130
Less: Imputed interest	(714)
Total operating lease liabilities	$2,416
15.    EMPLOYEE BENEFIT PLAN
The Company sponsors several 401(k) defined contribution plans covering its employees in the United States of America. A management committee determines matching contributions made by the Company annually. Matching contributions are made in cash and were $0 during the years ended December 31, 2022 and $17 during the years ended December 31, 2021, respectively.
The Company’s Gratuity Plan in India (the “India Plan”) provides for a lump sum payment to vested employees on retirement or upon termination of employment in an amount based on the respective employee’s salary and years of employment with the Company. Liabilities with regard to the India Plan are determined by actuarial valuation using the projected unit credit method. Current service costs for these plans are accrued in the year to which they relate. Actuarial gains or losses or prior service costs, if any, resulting from amendments to the plans are recognized and reported as personnel expenses in the Consolidated Statement of Operations.
The benefit obligation has been measured as of December 31, 2022, and December 31, 2021. The following table sets forth the activity and the funded status of the Gratuity Plans and the amounts recognized in the Company’s consolidated financial statements at the end of the relevant periods.

Particulars	Year Ended December 31,
	2022	2021
Present value of obligation as at the beginning of the year	$444	$383
Interest cost	30	25
Acquisitions	—	—
Current service cost	169	90
Benefits paid	(142)	—
Net actuarial (gain)/loss recognized in the year	113	(46)
Effect of exchange rate changes	(52)	(8)
Present value of obligation as at the end of the year	$562	$444

The amounts to be recognized on consolidated balance sheets

Particulars	Year Ended December 31,
	2022	2021
Present value of obligation as at the end of the year	562	444
Fair value of plan assets as at the end of the year	—	—
Funded status / (unfunded status)	(562)	(444)
Excess of actual over estimated	—	—
Unrecognized actuarial (gains)/losses	—	—
Net asset/(liability)recognized in consolidated balance sheet	(562)	(444)
Current portion	10	12
Non-current portion	552	432

Accumulated benefit obligation in excess of plan assets:

	Year Ended December 31,
	2022	2021
Accumulated benefit obligation	146	168

Components of net periodic benefit costs, were as follows:

	Year Ended December 31,
Particulars	2022	2021
Current service cost	169	90
Interest cost	30	25
Net actuarial gain recognized in the period	113	(46)
Expenses recognized in the consolidated statement of operations	312	69
The components of actuarial (gain)/loss on retirement benefits are as follows:

	Year Ended December 31,
Particulars	2022	2021
Actuarial (gain) / loss on arising from change in financial assumption	162	(34)
Actuarial gain on arising from experience adjustment	(49)	(12)
Total actuarial gain/(loss) on obligation	113	(46)

The weighted average actuarial assumptions used to determine benefit obligations and net gratuity cost were:

	Year Ended December 31,
Particulars	2022	2021
Discount rate	7.45%	7.06%
Rate of compensation increase	10.00%	7.00%

The following table summarizes the expected benefit payments for the Company’s Retirement Plan for each of the next five fiscal years and in the aggregate for the five fiscal years thereafter:

December 31:
2023	$10
2024	21
2025	18
2026	33
2027	46
2028 - 2032	463
$591

16.    RELATED PARTY TRANSACTIONS
1.Related Parties with whom transactions have taken place during the period:
1.Mondee Holdings LLC — Affiliate entity
2.Prasad Gundumogula — Chief Executive Officer (“CEO”)
3.Metaminds Software Solutions Ltd (“Metaminds Software”) — Affiliate entity
4.Metaminds Technologies Pvt Ltd (“Metaminds Technologies”) — Affiliate entity
5.Metaminds Global Solutions Inc. (“Metaminds Global”) — Affiliate entity
6.Mondee Group LLC — Affiliate entity
2.Summary of balances due to and from related parties and transactions are as follows:

Balances as at Period End	December 31, 2022	December 31, 2021
Amount payable to related party
Metaminds Technologies	—	196
Metaminds Global	—	317
Mondee Group LLC (a)	—	203
Metaminds Software (g)	13	—
Amount receivable from related party
Mondee Group LLC (a)	38	—
Loan receivable from Related Party
Mondee Group LLC (b)	—	22,054
Note Payable to Related Party
Note payable to CEO (c)	197	193

Transactions with Related Parties	December 31, 2022	December 31, 2021
Offshore IT, sales support and other services from
Metaminds Software (d)	—	90
Metaminds Technologies (d)	54	230
Metaminds Global (d)	78	208
Offshore software development services from
Metaminds Software (d)	—	362
Metaminds Technologies (d)	216	919
Metaminds Global (d)	312	831
Interest income from Mondee Group Loan (b)	282	505
Service fee from Mondee Group LLC (a)	2,379	1,223
Rent expense – from Metaminds Software (e)	169	—
Payment made on behalf of Mondee Holdings LLC (f)	5,241	—
_________________________

(a)
Pursuant to a UATP Servicing Agreement dated May 11, 2021, Mondee sold certain airline tickets using prepaid UATP credit cards arranged by Mondee Group LLC, in exchange for a service fee equal to 10% of the revenue derived from the sale of such airline tickets. Mondee Group, LLC, led the fund raising and arranged the funds that were used to purchase prepaid UATP credit cards at a discount from their face value from a certain airline.

(b)
Mondee has a secured promissory note receivable from Mondee Group LLC, bearing an interest rate of 2.33% compounded annually, with a 10-year term, and is secured by 14,708 Class A units in the Mondee Stockholder. The note was settled upon the occurrence of the Business Combination, partly by a right to receive shares of the Company Class A Common Stock to the extent of $20,336 and partly by the Asset Acquisition discussed in Note 3.

(c)
The Company has a note payable to the CEO amounting to $197 and $193 as of December 31, 2022 and December 31, 2021, respectively, and is included in loan payable to related party on the Consolidated Balance Sheets. The loan is collateralized and carries an interest rate of 2% per annum. Principal and interest are due on demand.

(d)
Prior to acquisition of certain assets and liabilities of Metaminds Technologies, Mondee hired all employees of Metaminds Technologies in April 2022. There were no services rendered by Metaminds Technologies and Metaminds Software for offshore IT, offshore software development, or sales support for the period subsequent to the hiring of all employees up to December 31, 2022.

(e)
The Company currently rents office space from Metaminds Software Solutions Ltd. The lease commencement date for this was April 1, 2022. The lease has a term of 11 months, has been renewed, and the monthly minimum base rent is immaterial.

(f)	Corresponds to a payment made to Rocketrip put option holders by the Company on behalf Mondee Holdings LLC

(g)	Mondee Tech Pvt Ltd has a payable to Metaminds Software, which was settled in the three months ending March 31, 2023.

17.    SEGMENT INFORMATION
We have the following reportable segments: Travel Marketplace and SAAS Platform. These reportable segments offer different products and services and are managed separately because the nature of products and services, and methods used to distribute the services are different. Corporate includes unallocated functions and expenses. In addition, we record restructuring expense, legal expense, warrant transaction expense, and sale of export incentives excluded from segment operating performance in Corporate. Our primary operating metric is Adjusted EBITDA (Earnings Before Interest, Taxes, Depreciation, and Amortization). Assets, liabilities and expenses are reviewed on an entity-wide basis by the CODM, and hence are not allocated to these reportable segments. Segment revenue is reported and reviewed by the CODM on a monthly basis.

Such amounts are detailed in our segment reconciliation below.

	Year Ended December 31, 2022
	Travel Marketplace	SAAS Platform	Corporate	Total
Third-party revenue	$157,473	2,011	—	159,484
Intersegment revenue	—	—	—	—
Revenue	$157,473	2,011	—	159,484
Adjusted EBITDA	$12,451	(570)	—	11,881
Depreciation and amortization	(11,223)	(547)	—	(11,770)
Stock-based compensation	(62,042)	—	—	(62,042)
Restructuring and related costs	(2,542)	—	—	(2,542)
Sale of export incentives	(760)	—	—	(760)
Legal expense			(744)	(744)
Warrant transaction expense			(326)	(326)
Operating loss				(66,303)
Other expense, net				(23,808)
Loss before income taxes				(90,111)
Provision for income taxes				(127)
Net loss				(90,238)

	Year Ended December 31, 2021
	Travel Marketplace	SAAS Platform	Total
Third-party revenue	$92,038	1,156	93,194
Intersegment revenue	—	—	—
Revenue	$92,038	1,156	93,194
Adjusted EBITDA	$(3,745)	(1,710)	(5,455)
Depreciation and amortization	(12,296)	(565)	(12,861)
Stock-based compensation	(3,936)	—	(3,936)
Operating loss			(22,252)
Other expense, net			(16,330)
Loss before income taxes			(38,582)
Provision for income taxes			(323)
Net loss			(38,905)
Geographic information
The following table represents revenue by geographic area, the United States, and all other countries, based on the geographic location of the Company’s subsidiaries.

	Year Ended December 31,
	2022	2021
United States	$149,781	$91,432
International	9,703	1,762
	$159,484	$93,194
The following table represents information on the Company's long-lived assets (excluding capitalized software) and operating lease assets by geographic area, the United States, and all other countries, based on the geographic location of the Company's Subsidiaries. As of December 31, 2021, long-lived assets located outside of the United States were not material.

Year Ended December 31,
2022
United States	$1,016
International	$642
$1,658
18.    COMPANY CLASS A COMMON STOCK
On July 18, 2022, the Class A Common Stock and Warrants began trading on Nasdaq Global Market under the ticker symbols “MOND” and “MONDW”, respectively. As described above in Note 4, the public warrants were delisted as all public warrants were tendered or redeemed.
Class A Common Stock
As of December 31, 2022, the Company had authorized a total of 500,000,000 shares for issuance of Company Class A Common Stock. As of December 31, 2022, 82,266,160 shares of the Company Class A Common Stock are issued and outstanding. Not reflected in the shares issued and outstanding as of December 31, 2022 is approximately 331,600 related to restricted stock units that vested in 2022 but not yet been settled and issued. As of December 31, 2021, the Company has 60,800,000 shares of the Company Class A Common Stock issued and outstanding.
Voting Rights
Each holder of the Company Class A Common Stock is entitled to one vote in respect of each share of the Company Class A Common Stock held of record by such holder on all matters voted upon by the Company's stockholders, provided, however, that, except as otherwise required in the amended and restated certificate of incorporation, dated September 29, 2022 (as amended from time to time, the "Certificate of Incorporation") or by applicable law, the holders of the shares of the Company Class A Common Stock will not be entitled to vote on any amendment to the Certificate of Incorporation that alters or changes the powers, preferences, rights or other terms of one or more outstanding series of the Company's preferred stock if the holders of such affected series are entitled, either separately or together with the holders of one or more other such series, to vote thereon pursuant to the Certificate of Incorporation (including any certificate of designation relating to any series of the Company's preferred stock) or pursuant to the Delaware General Corporation Law.
Dividend Rights
Subject to the rights of the holders of the Company's preferred stock and any other provisions of the Certificate of Incorporation, holders of the shares of the Company Class A Common Stock will be entitled to receive such dividends and other distributions in cash, stock or property of the Company when, as and if declared thereon by the Board, in its discretion, from time to time out of assets or funds of the Company legally available therefor.
Liquidation Rights
Subject to the rights of holders of the preferred stock, in the event of any liquidation, dissolution or winding up of the Company's affairs, whether voluntary or involuntary, after payment or provision for payment of the Company's debts and any other payments required by law and amounts payable upon shares of the preferred stock ranking senior to the shares of the Company Class A Common Stock upon such dissolution, liquidation or winding up, if any, the Company's remaining net assets will be distributed to the holders of the shares of the Company Class A Common Stock and the holders of any other class or series of capital stock ranking equally with the the shares of the Company Class A Common Stock upon such dissolution, liquidation or winding up, equally on a per share basis.
Transfer Rights
Subject to applicable law and the transfer restrictions set forth in Article VII of the the bylaws of the Company adopted on July 18, 2022, shares of the Company Class A Common Stock and the rights and obligations associated therewith shall be fully transferable to any transferee.
Other Rights

There are no redemption or sinking fund provisions applicable to the shares of the Company Class A Common Stock. The rights, preferences and privileges of holders of the shares of the Company Class A Common Stock will be subject to those of the holders of any preferred stock, including the Series A Preferred Stock, that we may issue in the future.
19.    STOCK-BASED COMPENSATION
Class D Incentive Units
In February 2021, the Board of Managers of the Mondee Stockholder approved the amended and restated 2013 Class D Incentive Unit Plan. The plan authorizes 91,177,477 Class D Incentive Units of the Mondee Stockholder for issuance to the Company’s employees. During 2021, 42,288,769 units were granted to certain employees, consultants of Metaminds Software Solutions Ltd, consultants of Metaminds Technologies Pvt Ltd, and other external consultants. During the years ended December 31, 2021 and December 31, 2022, the Company recognized stock-based compensation from Class D Incentive Units granted in 2018 and 2021.
Class D incentive units are estimated using the “Black-Scholes” option pricing model. The “Black-Scholes” model requires the use of assumptions, including expected volatility and expected term, which greatly affect the calculated values and require significant analysis and judgment to develop. The expected term of Class D incentive units was calculated as the weighted average of the time to vesting. The risk-free rate is based on the rates in effect at the time of grant for zero coupon U.S. Treasury notes with maturities approximately equal to each award's expected term. The expected volatility is based on the volatility of publicly traded industry peer companies. A dividend yield of zero is applied since Mondee Stockholder has not historically paid dividends and has no intention to pay dividends in the near future.

The per unit fair value of the Class D incentive units granted during and prior to fiscal year 2018 were estimated at the date of grant using “the Black-Scholes” option pricing model, using the following assumptions:

2018, 2017, and 2016 Grants
Expected term (in years)	0 – 2.5
Risk-free interest rate	2.9%
Expected volatility	26.0%
Expected dividend rate	0%
Weighted average contractual life	0 – 2.5

The per unit fair value of Class D incentive units granted during the year ended December 31, 2021 ranged between $0.002 and $0.13 and was estimated as of grant date using the following assumptions:

2021 Grants
Expected term (in years)	0 – 2.5
Risk-free interest rate	0.81% – 1.26%
Expected volatility	50.92% – 53.85%
Expected dividend rate	0%
Weighted average contractual life	0 – 2.5
There were no Class D incentive units granted during the Year Ended December 31, 2022 under the Class D Incentive Unit Plan.
As of December 31, 2022, 100% of the Management Incentive Units for Class D units were fully vested as a result of the change in control event that is the consummation of the Business Combination. As of December 31, 2022, the total unrecognized stock-based compensation expense related to the incentive units outstanding was $0.

The following table summarizes the Class D Incentive Units activity for the years ended December 31, 2022 and 2021:

	Number of Class D Incentive Units Outstanding	Weighted average grant date fair value of units	Weighted average remaining contractual life (Years)	Weighted average exercise price
Unvested – December 31, 2020	394,669	0.003	0.67	0.01
Granted	42,288,769	0.12	—	0.07
Vested	(29,036,941)	0.130	—	0.01
Forfeited or canceled	(3,368,011)	0.002	—	0.71
Unvested – December 31, 2021	10,278,486	0.13	2.00	0.03
Granted	—	—	—	—
Vested	(10,228,486)	0.127	2.40	0.03
Forfeited or canceled	(50,000)	0.004	—	0.01
Unvested – December 31, 2022	—	—	0	—

The Incentive Units granted during fiscal year 2021 have service-based vesting requirements with an accelerated vesting clause in which all unvested incentive units shall become vested upon the sale of the Company. The stock-based compensation expense related to such incentive units is recognized ratably over the service period. The service-based vesting period for these awards is four years, with the exception of the units granted to the Company’s Chief Executive Officer, which vests 100% on the grant date. These Class D Incentive Units have a participation threshold ranging from $0.01 to $0.71.

The company recognized stock-based compensation related to the Class D incentive units for $1,106 and $3,936 for the year ended December 31, 2022 and 2021, respectively.
Upon the consummation of the Business Combination on July 18, 2022 (the "Closing Date"), the Company adopted two new long-term stock-based compensation incentive plans: (1) the Mondee Holdings, Inc. 2022 Equity Incentive Plan (the "2022 Plan") and (2) the Mondee Holdings, Inc. 2022 Employee Stock Purchase Plan (the "ESPP"). The following is a general description of the material features of those plans, which is qualified in its entirety by reference to the provisions of the 2022 Plan and ESPP, as applicable.
2022 Equity Incentive Plan
The Board adopted, and the stockholders of the Company approved, the 2022 Plan, effective as of the Closing Date. The maximum number of shares of Company Class A Common Stock that may be issued pursuant to the 2022 Plan is 9,615,971. The 2022 Plan provides for the grant of stock options, restricted stock units ("RSUs), stock appreciation rights ("SARs"), dividend equivalents, substitute awards, and other stock-based awards (such as annual incentive awards and performance awards) for issuance to employees, directors, and other service providers to the Company or its affiliates.
Restricted Stock Units
On the Closing Date, the Company granted 331,600 RSUs to three employees under the 2022 Plan. The RSUs became fully vested as of the date of grant and entitle the holders to receive shares of Company Class A Common Stock six months from the grant date. The issuance of the shares are not subject to continued employment through the applicable 6-month period and accordingly the total compensation cost recorded on the fully vested RSUs amount to $3,316. The RSUs granted were equity-classified and recorded in accordance with ASC 718 “Compensation - Stock Compensation." The Company valued the RSUs using the market price of the shares of the Company Class A Common Stock at the time of the Business Combination.
Upon the consummation of the Business Combination and pursuant to the 2022 Plan, the Company granted to each Board member (i) 5,000 RSUs for each year such Board member was elected to serve on the Board and (ii) 5,000 RSUs as a special one-time award (the "Special RSU Grant"). The 5,000 RSUs granted as part of the Special RSU Grant vest as follows: (1) one-third will vest if the Company Class A Common Stock price reaches or exceeds a volume-weighted average price ("VWAP") of $12.50 for any 20 days within any 30-day trading period; one-third will vest if the Company Class A Common Stock price reaches or exceeds a VWAP of $15.00 for any 20 days within any 30-day trading period; and the final one-third will vest if the Company Class A Common Stock price reaches or exceeds a VWAP of $18.00 for any 20 days within any 30-day trading period. For the remaining RSUs granted to each Board member, 5,000 RSUs will vest annually for each year such Board member serves on the Board. The issuance of the shares of Company Class A Common Stock are subject to continued service with the Company through the applicable vesting date. The holders have the right to receive the number of shares of Company Class A Common Stock corresponding to the number of RSUs that have vested on the 6-month anniversary of the vesting date.
For the Special RSU Grant, the Company will recognize share based compensation expense over the derived service period. With respect to the other RSUs, the Company will recognize share based compensation expense using the straight-line method over the requisite service period during which such RSUs vest.
A summary of the Company’s RSU activity during the year ended December 31, 2022 was as follows:

	Number of Restricted Stock Incentive Units Outstanding	Weighted-Average Grant Date Fair Value
Unvested – December 31, 2021	$—	$—
Granted	436,600	9.9
Vested	(331,600)	10.0
Forfeited or canceled	—	—
Unvested – December 31, 2022	105,000	$9.4
During the year ended December 31, 2022, the Company recorded stock-based compensation expense related to the RSUs of $3,730. As of December 31, 2022, the Company had 105,000 granted but unvested RSUs with unamortized stock-based compensation expense of $578 remaining to be recognized over a weighted-average period of 1.18 years.

The Company did not recognize any tax benefits related to stock-based compensation expense during the year ended December 31, 2022 or December 31, 2021.

Stock Options

The committee administering the 2022 Plan (the "Committee") shall have the authority to grant to any eligible employee one or more Incentive Stock Options, Non-Qualified Stock Options, or both types of Stock Options to eligible employees. The exercise price per share subject to a Stock Option shall be determined by the Committee at the time of grant, provided that the per share exercise price of a Stock Option shall not be less than 100% of the Fair Market Value (as defined in the 2022 Plan) at the time of grant. The term of each Stock Option shall be fixed by the Committee, but shall not be greater than 10 years after the date such Stock Option is granted. As of December 31, 2022, no stock option awards have been issued under the 2022 Plan.

Stock Appreciation Rights

SARs may be granted alone or in conjunction with all or part of any Stock Option granted under the 2022 Plan. The exercise price per share of Class A Common Stock subject to a SAR shall be determined by the Committee at the time of grant, provided that the per share exercise price of a SAR shall not be less than 100%of the Fair Market Value (as defined in the 2022 Plan) at the time of grant. The term of each free standing SAR shall be fixed by the Committee, but shall not be greater than 10 years after the date such SAR is granted. The SARs shall be exercised at such time or times to such terms and conditions determined by the Committee at the time of the grant. As of December 31, 2022, no SAR awards had been granted under the 2022 Plan.

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

Subject to such limits, the administrator may increase or decrease, in its absolute discretion, the maximum number of shares of Class A Common Stock that a participant may purchase during future offering periods. Amounts contributed and accumulated by the participant during any offering period will be used to purchase shares of Class A Common Stock at the end of each offering period. The purchase price of the shares of Class A Common Stock cannot be less than 85% of the lower of the fair market value of our Class A Common Stock on the first trading day of the offering period or on the last trading day of the offering period; and

•A participant may withdraw from the ESPP voluntarily at any time by delivering written notice of withdrawal prior to the close of business on the date established by the administrator. A participant will be deemed to have elected to withdraw from the ESPP upon the termination of the participant’s employment for any reason or in the event the participant is no longer eligible to participate in the ESPP.

As of December 31, 2022, the ESPP has not yet been activated and accordingly no shares have been issued.

20. NET LOSS PER SHARE
The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders for the years ended December 31, 2022 and 2021:

	For the year ended December 31,,
	2022	2021
Numerator:
Net loss attributable to common stockholders	$(90,238)	$(38,905)
Denominator:
Weighted average shares outstanding, basic and diluted	67,368,620	60,800,000
Basic and diluted net loss per share	$(1.34)	$(0.64)

The basic and diluted net loss per share for the twelve months ended December 31, 2022 and 2021 has been computed to give effect to the conversion of the Mondee shares outstanding into shares of the Company Class A Common Stock as though the conversion had occurred as of the beginning of the earliest period presented.

Basic and diluted net loss per share attributable to common stockholders are the same for the twelve months ended December 31, 2022 and 2021, as the inclusion of potential shares of the Company Class A Common Stock would have been anti-dilutive for the periods presented.

The following table presents the potential common shares outstanding that were excluded from the computation of diluted net loss per share of common shares as of the periods presented because including them would be anti-dilutive:

	For the year ended December 31,
	2022	2021
Warrants (Private Warrants and Preferred Financing Warrants)	1,507,500	—
Outstanding earn-out shares	7,600,000	—
Restricted stock units*	105,000	—
Potential common share excluded from diluted net loss per share	9,212,500	—

*Includes 35,000 RSUs issued that vest on occurrence of market conditions and 70,000 RSUs issued that vest over service period

21. RESTRUCTURING AND RELATED COSTS
During the year ended December 31, 2022, the Company took actions at some of the offshore office locations to reduce the size of its workforce to optimize efficiency and reduce costs. The Company completed the vast majority of announcements that affected employees by October 2022, including office closures .
During the year ended December 31, 2022, the Company recorded expenses of $2,542, for the restructuring actions, included within "Restructuring and related costs" in the Consolidated Statements of Operations . These expenses are one-time and are related to employee severance and other termination benefits, and accelerated amortization of right of use asset leases. Accordingly, the Company accounted for restructuring and related costs pursuant to ASC Topic 420 " Exit or Disposal Cost Obligations" considering these expenses as a one-time benefit. During the year ended December 31, 2022, the Company made employee severance and other termination benefits payments of $1,689 and accelerated amortization of right of use assets of $853

22.    SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the Consolidated Financial Statements were issued. Based upon this review, other than as described below, the Company did not identify any additional subsequent events that would have required adjustment or disclosure in the Consolidated Financial Statements.
TCW Amendment

On January 11, 2023, the Company executed a ninth amendment to the financing agreement with TCW, wherein Wingspire Capital LLC ("Wingspire") became a party to the TCW Agreement. Wingspire funded an additional $15,000 of term loan commitment on top of the already outstanding Term Loan. Additionally, the Amendment split the Term Loan into two loans. Term Loan A will be represented by Wingspire with an outstanding principal balance of $30,000 and Term Loan B will be represented by TCW with an outstanding principle balance of $137,800.

Additionally, Wingspire consents to take over the TCW LOC for a principal amount not to exceed $15,000. Until January 11, 2024, the Company has the option to increase Term Loan A by $20,000 under two conditions: (i) the Company must have a trailing 12-month EBITDA of at least $25,000; and (ii) the Company must draw in increments of at least $5,000.

On January 31, 2023, we executed a tenth amendment to the TCW Agreement (the “Tenth Amendment”). The Tenth Amendment (1) set forth the terms on which we could acquire Orinter, pursuant to that certain Share Purchase and Sale Agreement, dated as of January 31, 2023, among us, Mondee Brazil, LLC, a Delaware limited liability company (“Mondee Brazil”), OTT Holdings Ltda. (“OTT Holdings”), Orinter, and the other parties named therein (the “Orinter Purchase Agreement”); (2) set forth the terms on which we could pay the earn-out payment contemplated to be paid to OTT Holdings and certain key executives of OTT Holdings pursuant to the Orinter Purchase Agreement; (3) required that Mondee Brazil join as a party to the TCW Agreement and the Security Agreement (as defined in the TCW Agreement); (4) required that Mondee, Inc. pledge 100% of the equity interests of Mondee Brazil; and (5) required that Mondee Brazil and Mondee Inc. pledge 100% of the equity interests of Orinter.

Orinter Acquisition

On January 31, 2023 (the "acquisition date"), the Company executed the Share Purchase and Sale Agreement to acquire all of the outstanding equity interests in Orinter Tour & Travel, S.A. ("Orinter") from OTT Holding Ltd (the "Sellers"). Orinter is a high-growth and leading travel provider with a strong presence in Brazil and Latin America. Orinter currently serves 4,800 travel companies. Through this acquisition, the Company has expanded its geographic footprint to include Brazil's domestic and outbound travel market. Additionally, Orinter’s direct relationships with Latin American hotels will provide valuable cross-sell opportunities for the Company.

As part of the acquisition, the Company paid: (i) $20,464 in cash, $18,928 of which was paid to Sellers on acquisition date and $1,536 of which was deposited in escrow account on the acquisition date and (ii) $17,264 in shares of the Company Class A Common Stock at $10.00 each (“OTT Shares”). Of the OTT Shares, 903,202 of the shares will be maintained in an escrow for one year and the remainder will be maintained in an escrow for two years. Additionally, there is an earn-out obligation of $10,000 (paid in three equal installments over 3 years) that will be owed to the Sellers. The earn-out payments are contingent on Orinter meeting EBITDA targets of $10,500, $11,500, and $12,500, in each of the three years, respectively.

Silicon Valley Bank Closure

Silicon Valley Bank (“SVB”) was closed on March 10, 2023, by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. To protect depositors, the FDIC transferred all the deposits and substantially all of the assets of SVB to Silicon Valley Bridge Bank, N.A. (Bridge), a newly formed bridge bank that will be operated by the FDIC as it markets the institution to potential bidders. On March 12, 2023, the Department of the Treasury, Federal Reserve, and FDIC (collectively, the Agencies) announced that they were invoking the Systemic Risk Exception to the Federal Deposit Insurance Act to permit the FDIC to take action to fully protect all depositors of SVB, regardless of their deposit insurance coverage. In addition, the Agencies also announced that SVB depositors would have access to all their money starting March 13, 2023.
As of March 10, 2023, the Company had $250 of cash and cash equivalents on deposit with SVB, which represents approximately 0.3% of the Company’s total cash and cash equivalents as of December 31, 2022.

“Right to receive” shares of the Company (treasury stock)

Pursuant to settlement of Mondee Group LLC note, Mondee received right to receive shares of our Company amounting to $20,336. In connection with the Business Combination with ITHAX, the Mondee Stockholder received 60,800,000 shares of our Common Stock, which was distributed to Mondee Group on March 10, 2023, pursuant to the Pro Rata Distribution. Mondee Group assigned the right to receive 2,033,578 shares of our Common Stock to Mondee, Inc., for the settlement of the Remaining Balance. The shares of our Common Stock were valued at $10.00 each, which resulted in 2,033,578 shares being issued to Gundumogula by our Company. The Remaining Balance was reflected as treasury stock since the settlement of the Remaining Balance was a result of Gundumogula transferring our Common Stock to us.

Restructuring

During the three months ended March 31, 2023, the Company announced reductions to employees at the Delhi, India office location. The purpose of this actions is to pursue greater cost efficiencies and to realign our business and strategic priorities