Form 10-K/A
period 2022-12-31
Mondee Holdings, Inc.
filed 2023-04-19
CIK 1828852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

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
Part III

EXPLANATORY NOTE

Mondee Holdings, Inc., a Delaware corporation (the “Company”) is filing this Amendment No. 1 (this “Amendment”) on Form 10-K/A to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the Securities and Exchange Commission on April 11, 2023 (the “Original Form 10-K”), solely for the purpose of repairing the link to Exhibit 4.4 to the Original Form 10-K. No other changes have been made to the Original Form 10-K.

This Amendment does not reflect events occurring after the date of the filing of the Original 10-K or modify or update any of the other disclosures contained therein in any way. Accordingly, this Amendment should be read in conjunction with the Original 10-K. This Amendment consists of: (i) the original report on Form 10-K as previously filed, omitting exhibits properly filed with the Original Form 10-K; (ii) this Explanatory Note succeeding the cover page; (iii) the signature page, (iv) an updated Exhibit 23 which is the consent of the Company's independent registered public accounting firm; and (iv) as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications of our principal executive officer and principal financial officer, which are included as exhibits 31.1, 31.2, 32.1, and 32.2.

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

ITEM  16. FORM 10-K SUMMARY
None.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
2.1	Business Combination Agreement, dated as of December 20, 2021, by and among ITHAX Acquisition Corp., ITHAX Merger Sub I, LLC, ITHAX Merger Sub II, LLC, and Mondee Holdings II, Inc.	8-K	001-39943	2.1	December 20, 2021
2.2†	Share Purchase and Sale Agreement by and among Mondee Brazil, LLC, Mondee Holdings, Inc., OTT Holding Ltda, Orinter Tour & Travel, S.A., and the other parties thereto, dated as of January 32, 2023.	8-K	001-39943	2.1	February 1, 2023
3.1	Amended and Restated Certificate of Incorporation of the Company	8-K	001-39943	3.1	July 20, 2022
3.2	Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock	8-K	001-39943	3.1	September 30, 2022
3.3	Bylaws of the Company	8-K	001-39943	3.2	July 20, 2022
4.1	Specimen Unit Certificate	S-4	333-263727	4.1	March 21, 2022
4.2	Specimen Class A Common Stock Certificate	8-K	001-39943	4.1	July 20, 2022
4.3	Specimen Warrant Certificate	8-K	001-39943	4.2	July 20, 2022
4.4*	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
4.5	Amended and Restated Warrant Agreement between Continental Stock Transfer & Trust Company and Mondee Holdings, Inc.	8-K	001-39943	4.3	July 20, 2022
4.6	Amendment No. 1 to Amended and Restated Warrant Agreement, dated October 18, 2022, by and between Mondee Holdings, Inc. and Continental Stock Transfer & Trust Company.	8-K	001-39943	10.1	October 21, 2022
4.7	Warrant Agreement, dated September 29, 2022, by and between the Company and Continental Stock Transfer & Trust Company	8-K	001-39943	10.3	September 30, 2022
10.1	Form of PIPE Subscription Agreement	S-4	333-263727	Annex F	March 21, 2022
10.2	Stockholder Support Agreement, dated as of December 20, 2021, by and among ITHAX Acquisition Corp., and Mondee Holdings, LLC	S-4	333-263727	10.2	March 21, 2022
10.3	Sponsor Support Agreement, dated as of December 20, 2021, by and among ITHAX Acquisition Corp., Mondee Holdings II, Inc., and ITHAX Acquisition Sponsor LLC	S-4	333-263727	10.3	March 21, 2022
10.4#	Mondee Holdings, Inc. 2022 Equity Incentive Plan	S-4	333-263727	Annex D	March 21, 2022
10.5#	Mondee Holdings, Inc. 2022 Employee Stock Purchase Plan.	8-K	001-39943	10.8	July 20, 2022
10.6#	Form of Nonqualified Stock Option Agreement Pursuant to the Mondee Holdings, Inc. 2022 Equity Incentive Plan	S-4	333-263727	10.6	March 21, 2022
10.7#	Form of Restricted Stock Unit Agreement Pursuant to the Mondee Holdings, Inc. 2022 Equity Incentive Plan	S-4	333-263727	10.7	March 21, 2022
10.8	Registration Rights Agreement, dated July 18, 2022, by and among Mondee Holdings, Inc., ITHAX Acquisition Sponsor LLC, Mondee Holdings, LLC, and the other holders party thereto	8-K	001-39943	10.3	July 20, 2022
10.9#	Earn-Out Agreement, dated as of December 20, 2021, by and among ITHAX Acquisition Corp., and certain other parties thereto	8-K	001-39943	10.5	December 20, 2021

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
10.10	Letter Agreement, dated as of January 27, 2021, by and among ITHAX Acquisition Corp., ITHAX Acquisition Sponsor LLC, and ITHAX Acquisition Corp.’s officers and directors.	S-4	333-263727	10.11	March 21, 2022
10.11	Amended and Restated Securityholders Agreement, by and among Mondee Holdings, LLC, Mondee Group, LLC, Vajid Jafri, Prasad Gundumogula, Ramesh Punwami, Timothy Turner, Jeffrey Snetiker, Surjit Babra and any other executive employee of the Company or its Subsidiaries, who, at any time acquires securities of the Company and each of the Other Securityholders, dated as of May 1, 2020	S-4	333-263727	10.17	March 21, 2022
10.12†	Security Agreement Supplement to the Financing Agreement dated as of December 23, 2019, by and among Mondee Holdings, LLC and TCW Asset Management Company, LLC, dated as of September 4, 2020	S-4	333-263727	10.23	March 21, 2022
10.13	Subscription and Joinder Agreement, by and between Mondee Holdings, LLC and the “Subscribers”, dated as of May 5, 2020.	S-4	333-263727	10.28	March 21, 2022
10.14	Unit Purchase Agreement, by and between Mondee Holdings, LLC and the “Buyers”, dated as of May 1, 2020	S-4	333-263727	10.29	March 21, 2022
10.15	Form of Indemnification Agreement of Mondee Holdings, Inc.	8-K	001-39943	10.4	July 20, 2022
10.16#	Form of Board Services Agreement	8-K	001-39943	10.13	July 20, 2022
10.17#	Employment Agreement of Prasad Gundumogula	S-4-A	333-263727	10.44	May 20, 2022
10.18#	Employment Agreement of Jim Dullum.	S-4-A	333-263727	10.45	May 20, 2022
10.19#	Employment Agreement of Dan Figenshu.	S-4-A	333-263727	10.46	May 20, 2022
10.20#	Employment Agreement of Venkat Pasupuleti.	S-4-A	333-263727	10.47	May 20, 2022
10.21#	Employment Agreement of Orestes Fintiklis.	S-1-A	333-266277	10.21	September 7, 2022
10.22	Registration Rights Agreement, dated September 29, 2022, by and between the Company and the Subscribers.	8-K	001-39943	10.2	September 30, 2022
10.23	Consent and Amendment No. 7, dated as of July 8, 2022, by and among Mondee Holdings, LLC, TCW Asset Management Company LLC and the other parties thereto.	8-K	001-39943	10.14	July 20, 2022
10.24	Amendment to Consent and Amendment No. 7 to Financing Agreement, dated as of July 17, 2022 by and among Mondee Holdings, LLC and the lenders party thereto	8-K	001-39943	10.16	July 20, 2022
10.25	Waiver, Consent and Amendment No. 8 to the Financing Agreement, signed October 24, 2022, by and among Mondee Holdings, Inc., TCW Asset Management Company LLC, and the other parties thereto	8-K	001-39943	10.2	October 25, 2022
10.26†	Amendment No. 9 to Financing Agreement, dated as of January 11, 2023, by and among Mondee Holdings, Inc., TCW Asset Management Company LLC, and the other parties thereto	8-K	001-39943	10.2	January 18, 2023
10.27†	Amendment No. 10 to Financing Agreement, dated as of January 31, 2023, by and among Mondee Holdings, Inc., TCW Asset Management Company LLC, and the other parties thereto	8-K	001-39943	10.2	February 3, 2023
10.28	Form of Subscription Agreement, dated September 29, 2022, by and between the Company and each of the Subscribers.	8-K	001-39943	10.1	September 30, 2022
10.29	Amended and Restated Unit Issuance Agreement, dated of July 8, 2022, by and among Mondee Holdings, LLC and the lenders party thereto.	8-K	001-39943	10.15	July 20, 2022

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
10.30	Financing Agreement, by and between Mondee Holdings, LLC and the “Borrowers,” the “Guarantors,” the “Lenders” and TCW Asset Management Company LLC, dated as of December 23, 2019, as amended	S-4-A	333-263727	10.43	June 13, 2022
16	Letter from Marcum LLP to the U.S. Securities and Exchange Commission as to the change in certifying accountant, dated as of July 18, 2022.	8-K	001-39943	16.1	July 20, 2022
21***	List of Subsidiaries	10-K	001-39943	21	April 11, 2023
23*	Consent of KNAV P.A.
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2022.
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2022.
32.1**	Certification of Chief Executive Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Definition Linkbase Document
101.DEF	XBRL Definition Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and included as Exhibit 101)

*    Filed herewith.
**    Furnished herewith.
***     Filed as an exhibit to the Original Form 10-K
#    Indicates management contract or compensatory plan or arrangement.
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
Dated: April 18, 2023

MONDEE HOLDINGS, INC.

By:	/s/ Prasad Gundumogula
Name: Prasad Gundumogula
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Name	Position	Date

By:	/s/ Prasad Gundumogula	Chief Executive Officer and Director (Chairman)	April 18, 2023
	Prasad Gundumogula	(Principal Executive Officer)

By:	/s/ Daniel Figenshu	Chief Financial Officer	April 18, 2023
	Daniel Figenshu	(Principal Financial and Accounting Officer)

By:	/s/ Orestes Fintiklis	Director	April 18, 2023
Orestes Fintiklis

By:	/s/ Mona Abolenaga Kanaan	Director	April 18, 2023
Mona Aboelnaga Kanaan

By:		Director
Asi Ginio

By:	/s/ Roopa Purushothaman	Director	April 18, 2023
Roopa Purushothaman

By:		Director
Noor Sweid

By:	/s/ Pradeep Udhas	Director	April 18, 2023
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