Form 10-Q
period 2023-03-31
Mondee Holdings, Inc.
filed 2023-05-16
CIK 1828852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2023
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

As of May 10, 2023, there were 83,992,565 shares of Class A common stock, par value $0.0001 per share issued and outstanding.

MONDEE HOLDINGS, INC.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

Page
Part I - Financial Information	2
Item 1. Financial Statements	2
Condensed Consolidated Balance Sheets as of March 31, 2023 (Unaudited) and December 31, 2022	2
Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2023 and 2022 (Unaudited)	4
Condensed Consolidated Statements of Comprehensive Loss for the Three Months Ended March 31, 2023 and 2022 (Unaudited)	5
Condensed Consolidated Statements of Changes in Mezzanine Equity and Stockholders’ Deficit for the Three Months Ended March 31, 2023 and 2022 (Unaudited)	6
Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2023 and 2022 (Unaudited)	7
Notes to Condensed Consolidated Financial Statements (Unaudited)	9
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	30
Item 3. Quantitative and Qualitative Disclosures About Market Risk	46
Item 4. Controls and Procedures	46
Part II - Other Information	48
Item 1. Legal Proceedings	48
Item 1A. Risk Factors	48
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	53
Item 3. Defaults Upon Senior Securities	53
Item 4. Mine Safety Disclosures	53
Item 5. Other Information	53
Item 6. Exhibits	54
Signatures	57

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
MONDEE HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except stock and par value data)

	March 31, 2023	December 31, 2022
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$58,502	$78,841
Restricted short-term investments	8,811	8,639
Accounts receivable, net of allowance of $4,784, and $4,861 as of March 31, 2023 and December 31, 2022, respectively	80,768	21,733
Contract assets, net of allowance of $113 and $750 as of March 31, 2023 and December 31, 2022, respectively	4,500	5,794
Prepaid expenses and other current assets	6,670	4,673
Total current assets	$159,251	$119,680
Property and equipment, net	12,280	11,332
Goodwill	82,154	66,420
Intangible assets, net	84,590	57,370
Operating lease right-of-use assets	1,887	1,384
Deferred income taxes	226	237
Other non-current assets	1,952	1,674
TOTAL ASSETS	$342,340	$258,097
Liabilities, Redeemable Preferred Stock and Stockholders’ Deficit
Current liabilities
Accounts payable	74,020	33,749
Deferred underwriting fee	200	500
Amounts payable to related parties	—	13
Government loans, current portion	72	72
Accrued expenses and other current liabilities	19,801	9,319
Deferred revenue	6,594	5,828
Long-term debt, current portion	8,441	7,514
Total current liabilities	$109,128	$56,995
Deferred income taxes	10,228	307
Note payable to related party	198	197
Government loans excluding current portion	154	159
Earn-out liability, excluding current portion	1,985	—
Warrant liability	1,314	1,293
Long-term debt excluding current portion	141,940	126,882
Deferred revenue excluding current portion	13,888	14,656
Operating lease liabilities excluding current portion	1,987	1,620
Other long-term liabilities	2,568	2,713
Total liabilities	$283,390	$204,822
Commitments and contingencies (Note 10)

Redeemable Preferred Stock
Series A Preferred stock - 250,000,000 shares authorized, $0.0001 par value, 85,000 shares issued and outstanding as of March 31, 2023 and December 31, 2022 (liquidation preference $89,801 and 87,323 as of March 31, 2023 and December 31, 2022, respectively)	85,655	82,597

Stockholders' deficit:
Common stock – 500,000,000 shares authorized, $0.0001 par value, 83,992,565 and 82,266,160 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	8	7
Treasury Stock - 2,033,578 and 0 shares of Common stock, respectively	(20,336)	—
Shareholder receivable	—	(20,336)
Additional paid-in capital	287,423	271,883
Accumulated other comprehensive loss	(630)	(621)
Accumulated deficit	(293,170)	(280,255)
Total stockholders’ deficit	$(26,705)	$(29,322)
TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT	$342,340	$258,097
    The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MONDEE HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except stock and per share data)
(unaudited)

	Three Months Ended March 31,
	2023	2022 (As Revised)
Revenues, net	$49,929	$39,067
Operating expenses:
Sales and marketing expenses	37,445	27,409
Personnel expenses, including stock-based compensation of $2,156, and $80, respectively	7,466	5,572
General and administrative expenses, including non-employee stock-based compensation of $405, and $0, respectively	4,494	2,440
Information technology expenses	923	1,306
Provision for doubtful accounts receivable and contract assets	(667)	207
Depreciation and amortization	3,386	2,817
Restructuring expense	1,529	—
Total operating expenses	54,576	39,751
Loss from operations	(4,647)	(684)
Other income (expense):
Interest income	347	127
Interest expense	(8,217)	(6,229)
Changes in fair value of warrant liability	(21)	—
Other income (expense), net	322	(151)
Total other expense, net	(7,569)	(6,253)
Loss before income taxes	$(12,216)	$(6,937)
Provision for income taxes	(699)	(54)
Net loss	$(12,915)	$(6,991)
Net loss attributable per share to common stockholders:
Basic and diluted	$(0.15)	$(0.11)
Weighted-average shares used to compute net loss attributable per share to common stockholders
Basic and diluted	83,748,712	60,800,000
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MONDEE HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Net loss	$(12,915)	$(6,991)
Other comprehensive loss, net of tax:
Loss on currency translation adjustment	(9)	(229)
Comprehensive loss	$(12,924)	$(7,220)
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MONDEE HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Mezzanine Equity and Stockholders’ Deficit
For the three months ended March 31, 2023 and 2022
(In thousands, except stock and par value data)
(unaudited)

	Mezzanine Equity		Shareholders' Deficit
	Preferred stock		Class A Common Stock		Treasury Stock			Shareholder	Additional Paid-in-Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares		Amount	Receivable
Balance at December 31, 2021	—	$—	1	$—	—		—	$—	$163,465	$(273)	$(190,017)	$(26,825)
Retroactive application of recapitalization			60,799,999	6	—	—	—	—	(6)			—
Balance at December 31, 2021	—	—	60,800,000	6	—		—	—	163,459	(273)	(190,017)	(26,825)
Stock-based compensation	—	—	—	—	—		—	—	80	—	—	80
Currency translation adjustments	—	—	—	—	—		—	—	—	(229)	—	(229)
Net loss	—	—	—	—	—		—	—	—	—	(6,991)	(6,991)
Balances at March 31, 2022	—	$—	60,800,000	$6	$—	$—	$—	$—	$163,539	$(502)	$(197,008)	$(33,965)

	Mezzanine Equity		Shareholders' Deficit
	Preferred stock		Class A Common Stock		Treasury Stock		Shareholder	Additional Paid-in- Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Receivable
Balance at December 31, 2022	85,000	82,597	82,266,160	$7	—	—	$(20,336)	$271,883	$(621)	$(280,255)	$(29,322)
Stock-based compensation	—	—	—	—	—	—	—	2,561	—	—	2,561
Currency translation adjustments	—	—	—	—	—	—	—	—	(9)	—	(9)
Net loss	—	—	—	—	—	—	—	—	—	(12,915)	(12,915)
Settlement of shareholder receivable	—	—	—	—	2,033,578	(20,336)	20,336	—	—	—	—
Shares in escrow for Orinter acquisition	—	—	1,726,405	1	—	—	—	16,037	—	—	16,038
Accrual of dividends and accretion of redeemable series A preferred stock	—	3,058	—	—	—	—	—	(3,058)	—	—	(3,058)
Balance at March 31, 2023	85,000	$85,655	83,992,565	$8	$2,033,578	$(20,336)	$—	$287,423	$(630)	$(293,170)	$(26,705)
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MONDEE HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net loss	$(12,915)	$(6,991)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	3,386	2,817
Deferred taxes	11	46
Provision for doubtful accounts receivable and contract assets	(667)	207
Stock-based compensation	2,561	80
Amortization of loan origination fees	2,035	551
Payment in kind interest expense	1,381	5,722
Unrealized (gain) loss on foreign currency exchange derivatives	12	—
Change in the estimated fair value of earn-out considerations and warrant liability	192	(165)
Changes in operating assets and liabilities
Accounts receivable	(17,935)	(7,471)
Contract assets	1,294	(2,569)
Prepaid expenses and other current assets	(550)	(2,303)
Operating lease right-of-use assets	(331)	(156)
Other non-current assets	(278)	(308)
Amounts payable to related parties, current portion	164	1,258
Accounts payable	10,950	10,482
Accrued expenses and other current liabilities	449	2,719
Deferred revenue	(2)	(749)
Operating lease liabilities	264	248
Net cash (used in) provided by operating activities	(9,979)	3,418
Cash flows from investing activities
Capital expenditure	(1,968)	(1,721)
Cash paid for acquisition, net of cash acquired (Orinter)	(18,304)	—
Purchase of restricted short term investments	(235)	—
Sale of restricted short term investments	62	—
Net cash used in investing activities	(20,445)	(1,721)
Cash flows from financing activities
Repayment of long term debt	(2,063)	(129)
Loan origination fee for long term debt	(616)	—
Proceeds from long term debt	15,000	—
Payment of offering costs	(2,222)	(255)
Net cash provided by (used in) by financing activities	10,099	(384)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(14)	(229)
Net decrease (increase) decrease in cash, cash equivalents and restricted cash	(20,339)	1,084
Cash, cash equivalents and restricted cash at beginning of period	78,841	15,506
Cash, cash equivalents and restricted cash at end of period	$58,502	$16,590

Supplemental cash flow information:
Cash paid for interest	$5,025	$4
Cash paid for income taxes	$4	$—
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$572	$2,604

Fair value of Class A Common Stock issued in connection with acquisition of Orinter	$16,037	$—
Fair value of Earn Out shares issued in connection with acquisition of Orinter	$3,719	$—
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
Reverse recapitalization
On July 18, 2022 ( the "Closing Date"), we consummated the business combination pursuant to the Business Combination Agreement, dated December 20, 2021, by and among ITHAX Acquisition Corp. ("ITHAX"), Ithax Merger Sub I, LLC, a Delaware limited liability company and wholly owned subsidiary of ITHAX (“First Merger Sub”), Ithax Merger Sub II, LLC a Delaware limited liability company and wholly owned subsidiary of ITHAX (“Second Merger Sub”) and Mondee Holdings II, Inc., a Delaware corporation (“Legacy Mondee”).
On the Closing Date, following the domestication, First Merger Sub merged with and into Legacy Mondee, with Legacy Mondee surviving such merger as a wholly owned subsidiary of the Company (the “First Merger,” and the time at which the First Merger became effective, the “First Effective Time”), and immediately following the First Merger, Legacy Mondee merged with and into Second Merger Sub, with Second Merger Sub surviving such merger as a wholly owned subsidiary of the Company (the “Second Merger,” together with the First Merger, the “Mergers,” and the time that the Second Merger became effective being referred to as the “Second Effective Time”).
On the Closing Date, the registrant changed its name from ITHAX Acquisition Corp. to Mondee Holdings, Inc. The transaction was accounted for as a reverse recapitalization, rather than a business combination, for financial accounting and reporting purposes. Accordingly, Legacy Mondee was deemed the accounting acquirer (and legal acquiree) and ITHAX was treated as the accounting acquiree (and legal acquirer). Under this method of accounting, the reverse recapitalization was treated as the equivalent of Legacy Mondee issuing stock for the net assets of ITHAX, accompanied by a recapitalization.
2.    REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
The Company identified certain misstatements attributable to understatement of reported net revenues and reported sales & marketing expenses for the three months ended March 31, 2022. Such misstatements originated with respect to the Company’s arrangements with travel agents and recording travel agent commissions within revenues and correspondingly within sales and marketing expense. Additionally, the Company identified a classification error for the fees charged by a credit card processing Company, that too resulted in a misstatement of reported net revenues and sales and marketing expense. There was no impact to net loss per share.
The following table summarizes the effect of the revision on the affected financial statement line items within the previously reported unaudited condensed consolidated statement of operations for the three months ended March 31, 2022.

(In thousands, except stock, units and par value data)

	(As Previously Reported)	Adjustments	As Revised
Condensed Consolidated Statements of Operations
Revenues, net	$37,653	$1,414	$39,067
Marketing expenses	$23,171	$750	$23,921
Sales and other expenses	$2,824	$664	$3,488
Total operating expenses	$38,337	$1,414	$39,751

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Other than policies noted below, there have been no changes to the Company's significant accounting policies described in the annual consolidated financial statements for the year ended December 31, 2022.
Use of estimates
The preparation of the Condensed Consolidated Financial Statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. We base our estimates on historical experience and on various other factors we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ materially from those estimates. Significant items subject to such estimates and assumptions include, but are not limited to, the useful lives of property and equipment, revenue recognition, the determination of the incremental borrowing rate used for operating lease liabilities, the valuation of financial instruments, including the fair value of share-based awards, warrant liabilities, earn-outs issued in connection with the business combination, acquisition purchase price allocations, the valuation of intangible and other long-lived assets, income taxes, impairment of goodwill and indefinite life intangibles, capitalization of software development costs, and other contingencies, as well as allowances for doubtful accounts and customer chargebacks. We make estimates of expected credit losses for our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, previous loss history continually updated for new collections data, the credit quality of our customers, current economic conditions, reasonable and supportable forecasts of future economic conditions and other factors that may affect our ability to collect from customers. The provision for estimated credit losses is recorded in operating expenses in our Condensed Consolidated Statements of Operations.
Foreign currency exchange derivatives
The Company is exposed to foreign currency fluctuations. The Company enters into foreign currency exchange derivative financial instruments to reduce the exposure to variability in certain expected future cash flows. The Company uses foreign currency forwards contracts with maturities of up to four months to hedge a portion of anticipated exposures. These contracts are not designated as hedging instruments and changes in the fair value are recorded in Other Income (Expense), net on the Condensed Consolidated Statement of Operations. Realized gains and losses from the settlement of the derivative assets and liabilities are classified as investing activities on the Condensed Consolidated Statement of Cash Flows. The foreign currency exchange derivatives are recognized on the Condensed Consolidated Balance Sheet at fair value within Accrued Expenses and Other Current Liabilities. The Company does not hold or issue derivatives for trading purposes.
Revenue Recognition
Our revenues are generated by providing online travel reservation services, which principally allows travelers to book travel reservations with travel suppliers through our technology solutions. These services are primarily related to reservation of airline tickets. It also includes, to a lesser extent, services related to reservation of hotel accommodation, rental car, travel insurance, travel packages and other travel products and services. While we generally refer to a consumer that books travel reservation services on our technology solutions as our customer, for accounting purposes; our customers are the travel suppliers. Our contracts with travel suppliers give them the ability to market their reservation availability without transferring responsibility to deliver the travel service to us. Therefore, we are an agent in a transaction and our

(In thousands, except stock, units and par value data)
revenues are presented on a net basis (that is, the amount billed to a traveler less the amount paid to a travel supplier) in the consolidated statements of operations. Our revenue is earned through service fees, margins and commissions.

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

Revenue from service fee margin and commissions on hotel reservation, and other travel products and services is recognized on the date of successful booking. Revenue is recorded net of cancellation, refunds and chargebacks. Allowance for cancellations at the time of booking on this revenue based on historical experience is insignificant.

Packages assembled through the packaging functionality on our websites generally include a hotel component and some combination of an air, car or destination services component. The individual package components are recognized in accordance with our revenue recognition policies.

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

When travel bookings are made, there is a risk of customer chargebacks including those related to fraud. We record estimates for chargebacks of our fees or margin or commission earned upon travel bookings as variable consideration. We record estimates for losses related to chargebacks of the travel bookings cost as an operating expense classified within sales and marketing expense. Reserves are recorded based on our assessment of various factors, including the amounts of actual chargeback activity during the current year.
In Brazil, the Company partner with financing companies to allow travelers the possibility of purchasing the product of their choice through financing plans established, offered and administrated by such financing companies. Participating financing companies bear full risk of fraud, delinquency, or default by travelers. When travelers elect to finance their purchase, we receive payments from financing companies as installments become due regardless of when traveler actually makes the scheduled payments. In most cases, we receive payment before travel occurs or during travel and the period between completion of booking and reception of scheduled payments is typically one year or less. The Company uses the practical expedient and does not recognize a significant financing component when the difference between payment and revenue recognition is less than a year. The Company recognizes revenue upfront and will offer installment plans to travelers that are less than a year.
The Company has the option to receive up front payments or receive installments as they become due which are recorded within interest expense, as they are considered factoring fees, and sales and marketing, respectively. As of March 31, 2023 the Company incurred had factoring fees of $378 which represents less than (5.0)% of the total other income (expense) on the Condensed Consolidated Statements of Operations.
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

(In thousands, except stock, units and par value data)
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
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Significant customers are those that represent more than 10% of the Company's total revenue or total accounts receivable and contract assets. As of March 31, 2023, there were two financing companies that accounted for 41% and 16% of the total accounts receivable balance at period end. The Company’s cash and cash equivalents are on deposit with major financial institutions. Such deposits may be in excess of insured limits. On March 10, 2023, Silicon Valley Bank (“SVB”), based in Santa Clara, California, was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as the receiver. At the time of closing, the Company had a total cash balance of $250 held in the deposit accounts at SVB, all of which was insured by Federal Deposit Insurance Corporation. In addition, on March 12, 2023, the U.S. Department of the Treasury, Federal Reserve Board, and FDIC released a joint statement announcing that the FDIC will complete its resolution of SVB in a manner that fully protects all depositors at SVB and that depositors will have access to all of their money starting March 13, 2023, thus enabling the Company to access all of its $250 held in the deposit.The Company believes that the remaining financial institutions that hold the Company’s cash are financially sound, and accordingly, minimum credit risk exists with respect to these balances. The Company has not experienced any losses due to institutional failure or bankruptcy. The Company performs credit evaluations of its customers and generally does not require collateral for sales on credit. The Company’s accounts receivable comprises of amounts due from affiliates, airline companies, global distribution system companies and financing companies which are well established institutions that the Company believes to be of high quality. The Company reviews accounts receivable balances to estimate the expected credit loss and record it within the allowance for doubtful accounts.
Recently adopted accounting pronouncements
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” or ASU No. 2016-13. The amendments in ASU No. 2016-13 introduce an approach based on expected losses to estimated credit losses on certain types of financial instruments, modify the impairment model for available-for-sale debt securities and provide for a simplified accounting model for purchased financial assets with credit deterioration since their origination. The new standard requires financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The Company adopted ASU 2016-13 as of January 1, 2023 with no material impact to its Condensed Consolidated Financial Statements.
In October 2021, the FASB issued new guidance related to recognizing and measuring contract assets and contract liabilities from contracts with customers acquired in a business combination. The new guidance will require acquiring entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination as compared to current GAAP where an acquirer generally recognizes such items at fair value on the acquisition date. The new guidance is effective on a prospective basis for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company adopted this guidance as of January 1, 2023 and applied Topic 606 to recognize and measure contract assets and contract liabilities of business combinations executed beginning January 1, 2023 and onwards.
Change in financial statement presentation
In connection with the preparation of its condensed consolidated financial statements as of and for the three months ended March 31, 2023 and 2022, the Company changed the presentation of “Sales and other Expense” and “Marketing Expense” within the Condensed Consolidated Statement of Operations. The Company changed the presentation by

(In thousands, except stock, units and par value data)
combining “Sales and other Expense” and “Marketing Expense” into “Sales and Marketing Expense”. The change is a result of an increased overlap between the nature and purpose of expenses that fall within these groups. This change in presentation has been applied retrospectively and does not change any previously reported subtotals or totals on the Condensed Consolidated Statement of Operations and Comprehensive Loss.
4.    WARRANTS
As of March 31, 2023, the Company had the following common stock warrants outstanding:

	Warrants	Exercise Price	Issuance Date	Expiration
Private Placement Warrants	232,500	11.50	7/18/2022	7/18/2027
Common Stock Warrants	1,275,000	11.50	9/29/2022	9/29/2027
Total	1,507,500
Public and Private Placement Warrants
On February 1, 2021, ITHAX consummated the initial public offering (“IPO”) of 24,150,000 units (the “Units”), including the full exercise by the underwriters of their over-allotment option. Each Unit included one share of Class A ordinary share and one half of one warrant (the “Public Warrants”). Simultaneously with the closing of the IPO, ITHAX consummated the sale of 675,000 private placement units (the “Private Placement Units”), including the exercise by the underwriters of their over-allotment option. ITHAX Acquisition Sponsor LLC (the “Sponsor”) purchased 465,000 Private Placement units and Cantor purchased 210,000 Private Placement Units. Each Private Placement Unit consisted of one Class A ordinary share and one half of one warrant (“Private Warrants”). Upon closing of the Business Combination, the Company acquired 12,075,000 Public Warrants and 337,500 Private Placement Warrants (together the "Warrants").
On October 17, 2022, the Company closed a tender offer and tendered 10,741,390 Public Warrants. The gross cash paid was approximately $7,481 including incremental direct costs of $486 to acquire the warrants. The Company recorded the payment as a reduction to additional paid-in capital in the Condensed Consolidated Statement of Changes in Mezzanine Equity and Stockholders' Deficit. As of March 31, 2023 and December 31, 2022, there were no Public Warrants outstanding.
The Private Warrants were designated as a liability when acquired upon the closing of the Business Combination on July 18, 2022, and continue to be classified as a liability as of March 31, 2023. The Private Warrants are considered liability classified instruments because their settlement amount differs depending on the identity of the holder, which precludes the warrants from being considered indexed to the Company’s equity.
The Private Warrants are not redeemable by the Company as long as they are held by a Sponsor or its permitted transferees. If the Private Warrants are held by holders other than the Sponsor or its permitted transferees, the Private Warrants will be redeemable by the Company in all redemption scenarios and exercisable by the holders on the following basis:
The Company may redeem the Private Warrants when the last reported sales price of the Company’s Class A Common Stock for any 20 trading days within a 30 trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders (the “Reference Value”) exceeds $18.00.
If the Reference Value exceeds $18.00, Private Warrants are redeemable at $0.01 per warrant, in whole and upon a minimum of 30 days prior written notice. The Company’s board of directors (the "Board") may also elect to require all warrant holders to exercise the Private Warrants on a cashless basis if the Reference Value exceeds $18.00. The number of shares to be issued for the cashless exercise would be equal to the quotient obtained by dividing (x) the product of the number of shares underlying the warrants, multiplied by the excess of the fair market value over the warrant price by (y) the fair market value. The fair market value is the average reporting closing price of the shares for the ten trading days ending on the third day prior to the date on which the notice of redemption was sent to warrant holders.
The Company estimated the fair value of Private Warrants on a recurring basis at the respective dates using the Black-Scholes option valuation model, for the Private Warrants. The Black-Scholes option valuation model inputs are based on the estimated fair value of the underlying shares of the Company Class A Common Stock at the valuation measurement date, the remaining contractual term of the warrant, the risk-free interest rates, the expected dividends, and the expected

(In thousands, except stock, units and par value data)
volatility of the price of the underlying shares of the Company Class A Common Stock. These estimates, especially the expected volatility, are highly judgmental and could differ materially in the future. The Company recognized a loss of $21 during the three months ended March 31, 2023, recorded as a loss on warrant liability within the condensed consolidated statements of operations.
The following table provides quantitative information regarding assumptions used in the Black-Scholes option-pricing model to determine the fair value of the Private Placement Warrants as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Stock price	11.16	10.88
Term (in years)	4.30	4.55
Expected volatility	61.0%	60%
Risk-free rate	3.7%	4.1%
Dividend yield	—%	—%
Each whole Warrant entitles the registered holder to purchase one share of Class A Common Stock at a price of 11.50 per share, at any time commencing on August 18, 2022, provided that the Company has an effective registration statement under the Securities Act covering the shares of the Class A Common Stock issuable upon exercise of the Warrants and a current prospectus relating to them is available. The Warrants expire on July 18, 2027, or earlier upon redemption or liquidation.
5.    DEBT
TCW Credit Agreement
On December 23, 2019, the Company, entered into a financing agreement (the “TCW Agreement”) with TCW (‘Lenders’) consisting of a $150,000 multi-draw term loan in aggregate, of which the first draw was for a principal amount of $95,000, with a maturity date of December 23, 2024. Additionally, on the same day, the Company entered into a revolving credit facility (‘LOC’) with an aggregate principal amount not exceeding $15,000. Undrawn balances available under the revolving credit facility are subject to commitment fees of 1%. These facilities are guaranteed and are secured by substantially all of the assets of the Company.
On January 11, 2023, the Company executed a Ninth Amendment to the financing agreement with TCW, wherein Wingspire Capital LLC ("Wingspire") became a party to the TCW Agreement. Wingspire funded an additional $15,000 of term loan commitment on top of the already outstanding Term Loan. Additionally, the Ninth Amendment split the term loan with TCW into two loans. Term Loan A will be represented by Wingspire with an outstanding principal balance of $30,000 and Term Loan B will be represented by TCW with an outstanding principal balance of $137,753. Additionally, pursuant to the Ninth Amendment, Wingspire consented to take over the TCW line of credit for a principal amount not to exceed $15,000.
Until January 11, 2024, the Company has the option to increase Term Loan A by $20,000 under two conditions: (i) the Company must have a trailing 12-month EBITDA of at least $25,000; and (ii) the Company must draw in increments of at least $5,000.
On January 31, 2023, we executed a tenth amendment to the TCW Agreement (the “Tenth Amendment”). The Tenth Amendment (1) set forth the terms on which we could acquire Orinter, pursuant to that certain Share Purchase and Sale Agreement, dated as of January 31, 2023, among us, Mondee Brazil, LLC, a Delaware limited liability company (“Mondee Brazil”), OTT Holdings Ltda. (“OTT Holdings”), Orinter, and the other parties named therein (the “Orinter Purchase Agreement”); (2) set forth the terms on which we could pay the earn-out payment contemplated to be paid to OTT Holdings and certain key executives of OTT Holdings pursuant to the Orinter Purchase Agreement; (3) required that Mondee Brazil join as a party to the TCW Agreement and the Security Agreement (as defined in the TCW Agreement); (4) required that Mondee, Inc. pledge 100% of the equity interests of Mondee Brazil; and (5) required that Mondee Brazil and Mondee Inc. pledge 100% of the equity interests of Orinter.
The effective interest on Term Loan B for the periods ended March 31, 2023, and March 31, 2022 is 24% and 16%, respectively. The effective interest on the Term Loan A for the period ended March 31, 2023 is 16%.

(In thousands, except stock, units and par value data)
As of March 31, 2023, and March 31, 2022, the total estimated fair value of the Company’s TCW Credit Agreement was $124,704 and $183,852, respectively. As of March 31, 2023, the total estimated fair value of the Company's Wingspire loan was $27,381. The fair value of debt was estimated based on Level 3 inputs.
Canadian Loans (“Other Government Loans”)

Canada Emergency Business Account

In April and June 2020, the Company was granted an interest free loan from Royal Bank of Canada in the aggregate amount of $50 CAD (equivalent $39 USD), pursuant to the Canada Emergency Business Account (“CEBA”) loan forgiveness, funded by the Government in Canada. Additionally in 2021, the Company was granted another CEBA loan with the Canadian government of $20 CAD (equivalent $16 USD). As the legal form of the CEBA loan is debt, the Company accounted for the loan as debt under ASC 470. The loan is provided to qualifying businesses to cover short term operating expenses, payroll, and non-deferrable expenses. The Company will be eligible for 25% loan forgiveness if the loan amount equal to 75% of the highest amount drawn from the CEBA until March 31, 2021 is repaid by December 31, 2023. As of March 31, 2023 and December 31, 2022, the Company had an outstanding loan balance of $70 CAD (equivalent $52 USD).

The Company concluded that it was appropriate to account for the CEBA as debt until receipt of formal approval for loan forgiveness from the government of Canada, at which time the Company will extinguish the CEBA loan as debt and recognize a gain on loan extinguishment on the consolidated statements of operations. As of March 31, 2023 and December 31, 2021, the Company had not submitted payment for any portion of the outstanding loan, and as such the loan continues to be accounted for as debt.

Highly Affected Sectors Credit Availability Program

On August 12, 2021, the Company was granted a Highly Affected Sectors Credit Availability Program (“HASCAP”) loan with the Canadian government of $250 CAD (equivalent to $198 USD). The proceeds should be used to exclusively fund the operational cash flow needs of the Company. Loan payments are deferred for 13 months after drawdown with a maturity date of 10 years and 4% fixed interest rate. As of March 31, 2023 and December 31, 2022, the Company had an outstanding loan balance of $236 CAD (equivalent $175 USD).

6.    FAIR VALUE MEASUREMENT
The Company evaluates assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period.
The following table sets forth the Company’s financial liabilities that were measured at fair value, on a recurring basis:

	March 31, 2023
	Level 1	Level 2	Level 3	Total
Liabilities
Foreign currency exchange derivatives(3)	$—	$176	$—	$176
Orinter earn-out consideration(2)	$—	$—	$3,890	$3,890
Warrant liability - private warrants(1)	$—	$—	$1,314	$1,314
Total liabilities	$—	$176	$5,204	$5,380

(In thousands, except stock, units and par value data)

	December 31, 2022
	Level 1	Level 2	Level 3	Total

Liabilities
Warrant liability - private warrants(1)	$—	$—	$1,293	$1,293
______________________________

(1)
On February 1, 2021, with the closing of the IPO, ITHAX consummated the sale of 675,000 private placement units, including the exercise by the underwriters of their over-allotment option. As of March 31, 2023, the Company had 232,500 Private Placement Warrants outstanding.

(2)
The Orinter earn-out consideration represents arrangements to pay the former owners of Orinter acquired by the Company in 2023. The undiscounted maximum payment under the arrangement is $10,000 in aggregate at the end of fiscal years 2023 through 2025. As of March 31, 2023 no payments were made. Earn-out consideration is included in Accrued expenses and other current liabilities and as a separate line in Long-Term Liabilities within the Company's Condensed Consolidated Balance Sheets.

(3)
The Company uses foreign currency forwards contracts with maturities of up to four months to hedge a portion of anticipated exposures. The foreign currency exchange derivatives are recognized on the Condensed Consolidated Balance Sheet at fair value within Accrued Expenses and Other Current Liabilities.

The Private Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liability in the Condensed Consolidated Balance Sheets. The warrant liability is measured at fair value using a Black-Scholes option pricing model at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liability in the Condensed Consolidated Statements of Operations. The Warrants were classified as Level 3 at the initial measurement date, and March 31, 2023 due to the use of unobservable inputs.
The foreign currency exchange derivatives are reported at fair value on the Condensed Consolidated Balance Sheets in Accrued Expenses and Other Current Liabilities. As of March 31, 2023, the Company did not designate any derivatives as hedges for accounting purposes. The notional amount of the foreign currency exchange derivatives outstanding as of March 31, 2023 is $5,834. The notional amount of a foreign currency forward contract is the contracted amount of foreign currency to be exchanged and is not recorded in the balance sheets. The effect off foreign currency exchange derivatives recorded in Other Income (Expense) in the Condensed Consolidated Statement of Operations for the three months ended March 31, 2023 is $12.
Regarding the Level 3 Orinter earn-out consideration, the Company assesses the fair value of expected earn-out consideration at each reporting period using the Monte Carlo Method, which is consistent with the initial measurement of the expected earn-out consideration. This fair value measurement is considered a Level 3 measurement because the Company estimates projections during the earn-out period utilizing various potential pay-out scenarios. The Monte Carlo simulation method repeats a process thousands of times in an attempt to predict all the possible future outcomes. At the end of the simulation, several random trials produce a distribution of outcomes that are then analyzed to determine the average present value of earn-out. The earn-out consideration is included in accrued expenses and other current liabilities and as a separate line within Long-Term Liabilities on the Company’s Condensed Consolidated Balance Sheets. Change in the fair value of earn-out consideration is reflected in our Condensed Statements of Operations. Changes to the unobservable inputs do not have a material impact on the Company’s Consolidated Financial Statements. The Company established the initial fair value of the Private Warrants on July 18, 2022, the date of the Company’s Initial Public Offering, and revalued on March 31, 2023, using a Black-Scholes option pricing model. The Warrants were classified as Level 3 at the initial measurement date, and March 31, 2023 due to the use of unobservable inputs.

(In thousands, except stock, units and par value data)
Roll-forward of Level 3 Recurring Fair Value Measurements
The following tables summarizes the fair value adjustments for earn-out consideration and private warrant liability measured using significant unobservable inputs (level 3):
Earn-out consideration

	Three Months Ended March 31,
	2023	2022
Balance, beginning of period	$—	$597
Additions of earn-out consideration with the acquisition of Orinter	3,719	—
Change in the estimated fair value of earn-out consideration	171	165
Balance, end of the period	$3,890	$762
Private warrant liability

	Three Months Ended March 31,
	2023	2022
Balance, beginning of period	1,293	—
Change in the estimated fair value of warrants	21	—
Balance, end of the period	$1,314	$—

The fair value of Company’s short term financial assets and liabilities including cash and cash equivalents, accounts receivable, accounts payable, deferred underwriting fee, and accrued expenses approximated their carrying values as of March 31, 2023 and December 31, 2022, due to their short-term nature. The Company’s restricted short-term investments are certificate of deposits held at banks and it is management’s intent to hold to maturity. As such, the Company records restricted short-term investments, long-term debt, and long-term debt due from related parties on an amortized cost basis.
There were no transfers between Level 1, Level 2 or Level 3 fair value hierarchy categories of financial instruments for the three-month period ended March 31, 2023 and for the year ended December 31, 2022.
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
For the three months ended March 31, 2023 and March 31, 2022 respectively, the Company has not recorded any impairment charges on non-financial assets.
7.    BUSINESS COMBINATION

Orinter Acquisition

On January 31, 2023 (the "acquisition date"), the Company executed the Share Purchase and Sale Agreement to acquire all of the outstanding equity interests in Orinter Tour & Travel, S.A. ("Orinter") from OTT Holding Ltd (the "Sellers"). Orinter is a high-growth and leading travel provider with a strong presence in Brazil and Latin America. Orinter currently serves a multitude of travel companies. Through this acquisition, the Company has expanded its geographic footprint to include Brazil's domestic and outbound travel market. Additionally, Orinter’s direct relationships with Latin American hotels will provide valuable cross-sell opportunities for the Company.

(In thousands, except stock, units and par value data)
The Company accounted for this acquisition as a business combination. The acquisition date fair value of purchase consideration is given in below:

Purchase Price Consideration
Cash consideration (i)	$20,464
Issuance of Class A Common Stock (ii)	16,037
Fair value of earnout consideration (iii)	3,719
Total purchase price consideration	$40,220

i.Cash consideration of $18,928 paid on the closing date and $1,536 to be transferred to an escrow account as a guarantee in case of necessity of reimbursement, payment and/or use by Orinter for fulfillment of obligations of Orinter deriving from customers credits and customers prepayment.
ii.Issuance of 1,726,405 shares of Class A Common Stock within 60 days from the Closing date to be maintained in an escrow account. The release of the shares are as follows: (a) 903,202 after a period of 12 months from the Closing Date, and (b) 823,203 shares after a period of 24 months from the Closing Date.
iii.The purchase price consideration includes an earn-out obligation of $10,000 (paid in equal installments over 3 years) contingent on Orinter meeting EBITDA targets of $10,500, $11,500, and $12,500, for the years ended 2024, 2025 and 2026, respectively.

The Company estimated the preliminary fair value of acquired assets and liabilities as of the effective time of the business combination based on information currently available and continues to adjust those estimates upon refinement of market participant assumptions for integrating businesses. As the Company finalizes the fair value of assets acquired and liabilities assumed, additional purchase price adjustments may be recorded during the measurement period, but no later than one year from the date of the Business Combination. The Company will reflect measurement period adjustments, if any, in the period in which the adjustments are recognized. Final determination of the fair values may result in further adjustments to the values presented in the following table.

Assets acquired:	Estimated Fair Value
Cash	624
Accounts receivable	$40,431
Prepaid expenses and other current assets	1,447
Property and equipment, net	336
Goodwill	15,734
Operating lease right-of-use-assets	172
Intangible assets, net	29,180
Fair value of assets acquired	87,924
Liabilities assumed:
Accounts payable	31,243
Accrued expenses and other current liabilities	6,437
Deferred income tax	9,921
Operating lease liabilities	103
Fair value of liabilities assumed	47,704
Total purchase consideration	$40,220

During the measurement period, not to exceed one year from the date of acquisition, we may record adjustments to the assets acquired and liabilities assumed, with a corresponding offset to goodwill.

Goodwill

The excess of the purchase price consideration over the fair values assigned to the assets acquired and liabilities assumed represents the goodwill resulting from the Orinter acquisition. Goodwill is primarily attributable to expected post-acquisition synergies from integrating Orinter’s technology with Mondee’s platform and technology. Goodwill recorded in

(In thousands, except stock, units and par value data)
connection with the acquisition is not deductible for income tax purposes. The goodwill attributable to the acquisition was recorded as a non-current asset and is not amortized but is subject to an annual review for impairment.

Identifiable Intangible Assets

The Company determined that Orinter’s separately identifiable assets were customer relationships and trade names. The Company amortizes the acquired intangibles over their estimated useful lives as set forth in the table below:

	Useful life (years)	Fair value
Customer relationships	11	$21,500
Trade names	15	7,680
Total acquired intangibles		$29,180

Since the acquisition, Orinter is included in the Travel Marketplace segment.

The amounts of revenue and pretax net income of Orinter included in the Company’s consolidated statement of operations from the acquisition date of January 31, 2023, were $9,104 and $1,601, respectively.

8.    REVENUE
Disaggregation of revenue
The Company believes that the disaggregation based on the reportable segments best depicts how the nature, amount, timing and uncertainty of our revenues and cash flows are affected by industry, market, and other factors. As described below in Note 13, the Company has two reportable segments, Travel Marketplace and SaaS Platform.

	Three Months Ended March 31,
	2023	2022
Revenue from Travel Marketplace	$49,549	$38,775
Revenue from SAAS Platform	380	292
	$49,929	$39,067
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
The opening and closing balances of accounts receivable and deferred revenue are as follows:

	Accounts Receivable	Contract Asset	Deferred Revenue
Ending Balance as of December 31, 2022	21,733	5,794	(20,484)
Increase/(decrease), net	59,035	(1,294)	2
Ending Balance as of March 31, 2023	$80,768	$4,500	$(20,482)

(In thousands, except stock, units and par value data)
During the three months ended March 31, 2023, the Company recognized revenue of $1,016 from the deferred revenue balance as of December 31, 2022.
9.    INCOME TAXES
We have assessed our ability to realize our deferred tax assets and have recorded a valuation allowance against such assets to the extent that, based on the weight of all available evidence, it is more likely than not that all or a portion of the deferred tax assets will not be realized. In assessing the likelihood of future realization of our deferred tax assets, we placed significant weight on our history of generating tax losses, including in the first quarter of 2023. As a result, we have a full valuation allowance against our net deferred tax assets. We expect to maintain a full valuation allowance for the foreseeable future.
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
The Company recorded $1,476 liability for a income tax contingency related to the acquisition of Orinter. At the date of acquisition, we recognized a indemnification asset at the same time and on the same basis as the recognized liability, to the extent that collection is reasonably assured, in accordance with ASC 805.
The effective income tax rate was 5.68% on the pre-tax loss for the three months ended March 31, 2023, and (0.45)% for the three months ended March 31, 2022.
The effective tax rate differs from the U.S. statutory rate primarily due to the full valuation allowances on the Company’s net domestic deferred tax assets as it is more likely than not that all of the deferred tax assets will not be realized.
10.    COMMITMENTS AND CONTINGENCIES
Legal Matters
From time to time, the Company may be a party to litigation and subject to claims incidental to its business. Although the results of litigation and claims cannot be predicted with certainty, the Company currently believes that the final outcome of these matters will not have a material adverse effect on its business. Regardless of the outcome, litigation can have an adverse impact on the Company because of judgment, defense and settlement costs, diversion of management resources, and other factors. As of March 31, 2023 the Company currently has two outstanding legal claims that may have an adverse material impact.
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
Letters of Credit
The Company had $7,555 and $6,354 secured letters of credit outstanding as of March 31, 2023 and 2022, respectively. These primarily relate to securing the payment for the potential purchase of airline tickets in the ordinary course of business and are collateralized by term deposits, for which the contractual obligation is less than a year.

(In thousands, except stock, units and par value data)
11.    EMPLOYEE BENEFIT PLAN
The Company sponsors several 401(k) defined contribution plans covering its employees in the United States of America. A management committee determines matching contributions made by the Company annually. Matching contributions are made in cash and were $0 and $0 during the three months ended March 31, 2023 and 2022 , respectively.
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
Components of net periodic benefit costs, were as follows:

	Three Months Ended March 31,
Particulars	2023	2022
Current service cost	37	21
Interest cost	11	6
Net actuarial (gain) recognized in the period	(90)	(3)
Expenses recognized in the Condensed Consolidated Statement of Operations	(42)	24
The components of actuarial (gain)/loss on retirement benefits are as follows:

	Three Months Ended March 31,
Particulars	2023	2022
Actuarial gain for the period obligation	90	3
Actuarial gain for the period plan assets	—	—
Actuarial gain for the period	90	3
12.    RELATED PARTY TRANSACTIONS
A.Related Parties with whom transactions have taken place during the period:
a.Mondee Holdings LLC — Affiliate entity
b.Prasad Gundumogula — Chief Executive Officer (“CEO”)
c.Metaminds Software Solutions Ltd (“Metaminds Software”) — Affiliate entity
d.Metaminds Technologies Pvt Ltd (“Metaminds Technologies”) — Affiliate entity
e.Metaminds Global Solutions Inc. (“Metaminds Global”) — Affiliate entity
f.Mondee Group LLC — Affiliate entity

(In thousands, except stock, units and par value data)
B.Summary of balances due to and from related parties and transactions are as follows:

Balances as at Period End	March 31, 2023	December 31, 2022
Amount payable to related party
Metaminds Software (f)	—	13
Amount receivable from Related Party
Mondee Group LLC (a)	59	38
Note Payable to Related Party
Note payable to CEO (c)	198	197

	Three Months Ended March 31,
Transactions with Related Parties	2023	2022
Offshore IT, sales support and other services from
Metaminds Technologies (d)	—	54
Metaminds Global (d)	—	78
Offshore software development services from
Metaminds Technologies (d)	—	216
Metaminds Global (d)	—	312
Interest income from Mondee Group Loan (b)	—	127
Service fee from Mondee Group LLC (a)	—	967
Rent expense – from Metaminds Software (e)	55	—
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

(b)
The Company had a secured promissory note receivable from Mondee Group LLC, bearing an interest rate of 2.33% compounded annually, with a 10-year term, and is secured by 14,708 Class A units in the Mondee Stockholder. The note was settled upon the occurrence of the reverse recapitalization with ITHAX, partly by a right to receive the Company's Class A Common Stock to the extent of $20,336 and partly by the Asset Acquisition. On March 10, 2023, the Company received 2,033,578 shares of Class A Common Stock, which were valued at $20,336. The shares are reflected as treasury stock on the Condensed Consolidated Balance Sheet as the shares have not been retired as of March 31, 2023.

(c)
The Company has a note payable to the CEO amounting to $198 and $197 as of March 31, 2023 and December 31, 2022, respectively, and is included in loan payable to related party on the Condensed Consolidated Balance Sheets. The loan is collateralized and carries an interest rate of 2% per annum. Principal and interest are due on demand.

(d)
Prior to acquisition of certain assets and liabilities of Metaminds Technologies, Mondee hired all employees of Metaminds Technologies and Metaminds Software in April 2022. There were no services rendered by Metaminds Technologies and Metaminds Software for offshore IT, offshore software development, or sales support for the three month ended March 31, 2023.

(e)
The Company currently rents office space from Metaminds Software Solutions Ltd. The lease commencement date for this was April 1, 2022. The lease has a term of 11 months, has been renewed, and the monthly minimum base rent is immaterial.

(f)	Mondee Tech Pvt Ltd had a payable to Metaminds Software, which was settled in the three months ending March 31, 2023.

(g)	For the months of January through March 2023, Prasad Gundumogula, forgone his salary of $150 as of March 31, 2023.

(In thousands, except stock, units and par value data)
13.    SEGMENT INFORMATION
We have the following reportable segments: Travel Marketplace and SAAS Platform. These reportable segments offer different products and services and are managed separately because the nature of products and services, and methods used to distribute the services are different. Corporate includes unallocated functions and expenses. In addition, we record legal expense, warrant transaction expense, and sale of export incentives excluded from segment operating performance in Corporate. Our primary operating metric is Adjusted EBITDA (Earnings Before Interest, Taxes, Depreciation, and Amortization). Assets, liabilities and expenses are reviewed on an entity-wide basis by the CODM, and hence are not allocated to these reportable segments. Segment revenue is reported and reviewed by the CODM on a monthly basis.
Such amounts are detailed in our segment reconciliation below.

	Three Months Ended March 31, 2023
	Travel Marketplace	SAAS Platform	Corporate	Total
Third-party revenue	$49,549	380	—	49,929
Intersegment revenue	—	—	—	—
Revenue	$49,549	380	—	49,929
Adjusted EBITDA	$4,101	(115)	—	3,986
Depreciation and amortization	(3,250)	(136)	—	(3,386)
Restructuring expense	(1,529)	—	—	(1,529)
Stock-based compensation	(2,561)	—	—	(2,561)
Acquisition cost	$(279)	—	—	(279)
One time non-recurring expense	$(216)	—	—	(216)
Legal expense	$—	—	(662)	(662)
Operating loss				(4,647)
Other expense, net				(7,569)
Loss before income taxes				(12,216)
Provision for income taxes				(699)
Net loss				(12,915)

	Three Months Ended March 31, 2022 (As Revised)
	Travel Marketplace	SAAS Platform	Total
Revenue	$38,775	292	39,067
Adjusted EBITDA	$2,767	(554)	2,213
Depreciation and amortization	(2,679)	(138)	(2,817)
Stock-based compensation	(80)	—	(80)
Operating loss	$8	(692)	(684)
Other expense, net			(6,253)
Loss before income taxes			(6,937)
Provision for income taxes			(54)
Net loss			(6,991)

(In thousands, except stock, units and par value data)
Geographic information
The following table represents revenue by geographic area, the United States, and all other countries, based on the geographic location of the Company’s subsidiaries.

	Three Months Ended March 31,
	2023	2022
United States	$37,552	$37,206
International	12,377	1,861
	$49,929	$39,067
The following table represents information on the Company's long-lived assets (excluding capitalized software) and operating lease assets by geographic area, the United States, and all other countries, based on the geographic location of the Company's Subsidiaries.

	Three Months Ended March 31,	Year Ended December 31,
	2023	2022
United States	$867	$1,016
International	1,600	642
	$2,467	$1,658

14.    CLASS A COMMON STOCK
Class A Common Stock
As of March 31, 2023, the Company had authorized a total of 500,000,000 shares for issuance of Class A Common Stock, of which 83,992,565 shares are issued and outstanding. Not reflected in the shares issued and outstanding is approximately 331,600 related to restricted stock units that vested in 2022, but have not been settled and issued yet. As of
December 31, 2022, the Company had 82,266,160 shares of the Company Class A Common Stock issued and outstanding.
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

(In thousands, except stock, units and par value data)
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

15.    STOCK-BASED COMPENSATION
Class D Incentive Units
In February 2021, the Board of Managers of the Legacy Mondee Stockholder approved the amended and restated 2013 Class D Incentive Unit Plan. The plan authorizes 91,177,477 Class D Incentive Units of the Legacy Mondee Stockholder for issuance to the Company’s employees. The per unit fair value of the Class D incentive awards granted during the year ended December 31, 2021 ranged between $0.002 and $0.13 and was estimated as of the grant date. There were no Class D incentive units granted during the three months ended March 31, 2023 and March 31, 2022 under the Class D Incentive Unit Plan. As of March 31, 2023, 100% of the Management Incentive Units for Class D units were fully vested as a result of the change in control event that is the consummation of the business combination with ITHAX. As of March 31, 2023, the total unrecognized stock-based compensation expense related to the incentive units outstanding was $0.
The company recognized stock-based compensation related to the Class D incentive units for $0 and $80 for the three months ended March 31, 2023 and 2022, respectively.

2022 Equity Incentive Plan
The Board adopted, and the stockholders of the Company approved, the 2022 Plan, effective as of the Closing Date. The maximum number of shares of Class A Common Stock that may be issued pursuant to the 2022 Plan is 9,615,971. The 2022 Plan provides for the grant of stock options, restricted stock units ("RSUs"), stock appreciation rights ("SARs"), dividend equivalents, substitute awards, and other stock-based awards (such as annual incentive awards and performance awards) for issuance to employees, directors, and other service providers to the Company or its affiliates. As of March 31, 2023 the Company has not granted stock options or SARs.
Restricted Stock Units
The following table summarizes the activity related to the Company’s RSU during the three months ended March 31, 2023:

(In thousands, except stock, units and par value data)

	Number of Restricted Stock Incentive Units Outstanding		Weighted-Average Grant Date Fair Value
Unvested – December 31, 2022	105,000		$9.4
Granted	—		—
Vested	—		—
Forfeited or canceled	—		—
Unvested – March 31, 2023	105,000	105000	$9.4
During the three months ended March 31, 2023 and 2022, the Company recorded equity-based compensation expense related to the RSUs of $182 and $0, respectively. As of March 31, 2023, the Company had 105,000 granted but unvested RSUs with unamortized stock-based compensation expense of $396 remaining to be recognized over a weighted-average period of 1.11 years.
Stock Options

The committee administering the 2022 Plan (the "Committee") shall have the authority to grant to any eligible employee one or more Incentive Stock Options, Non-Qualified Stock Options, or both types of Stock Options to eligible employees. The exercise price per share subject to a Stock Option shall be determined by the Committee at the time of grant, provided that the per share exercise price of a Stock Option shall not be less than 100% of the Fair Market Value (as defined in the 2022 Plan) at the time of grant. The term of each Stock Option shall be fixed by the Committee, but shall not be greater than 10 years after the date such Stock Option is granted. As of March 31, 2023, no stock option awards have been issued under the 2022 Plan.

Stock Appreciation Rights

SARs may be granted alone or in conjunction with all or part of any Stock Option granted under the 2022 Plan. The exercise price per share of Class A Common Stock subject to a SAR shall be determined by the Committee at the time of grant, provided that the per share exercise price of a SAR shall not be less than 100% of the Fair Market Value (as defined in the 2022 Plan) at the time of grant. The term of each free standing SAR shall be fixed by the Committee, but shall not be greater than 10 years after the date such SAR is granted. The SARs shall be exercised at such time or times to such terms and conditions determined by the Committee at the time of the grant. As of March 31, 2023, no SAR awards had been granted under the 2022 Plan.
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

(In thousands, except stock, units and par value data)
elected to withdraw from the ESPP upon the termination of the participant’s employment for any reason or in the event the participant is no longer eligible to participate in the ESPP.

As of March 31, 2023, the ESPP has not yet been activated.

Earn-out Shares

Following the closing of the reverse recapitalization executed on July 18, 2022, earn-out shares were issued. Holders of the earn-out shares are entitled to the right to receive up to an aggregate amount of 9,000,000 shares of New Mondee Class A Common Stock that would vest (in part) in equal thirds if the trading price of the company's Class A Common Stock was greater than or equal to $12.50, $15.00, and $18.00 for any 20 trading days in any 30 consecutive trading day period at any time during the period beginning on the first anniversary of the closing of the reverse recapitalization and ending on the four anniversary of the closing of the Business Combination.

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

As the earn-out shares are not puttable by the holders thereof, the underlying shares are not redeemable outside of the Company’s control, and the earn-out shares are settled through the or through the vesting, a fixed number of shares, the earn-out shares are not a liability within the scope of ASC 480, Distinguishing Liabilities from Equity. Further, although the earn-out shares meet the definition of a derivative, they qualify for the equity-scope exception to derivative accounting because they meet the criteria for equity indexation and equity classification under ASC 815-40, Contracts in Entity’s Own Equity. Note that if a company sale occurs as a result of a cash offer, the calculation of the share price used to determine if the applicable stock price level set forth above has been achieved would include the earn-out shares. Lastly, the earn-out shares are indexed to the Company’s own stock, as there are no other events that would accelerate the vesting of such shares other than the share price being in excess of the applicable stock price levels set forth above or a company sale. Accordingly, these earn-out shares are equity classified

In accordance with terms of the Business Combination and upon closing, the Company approved a total earn-out of 9,000,000 Class A Common Stock, which were allocated as follows as of March 31, 2023.

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

(In thousands, except stock, units and par value data)
The Company recognized $2,094 of compensation expense for employees to Personnel Expenses within the Condensed Consolidated Statement of Operations for the three months ended March 31, 2023. The non-employee is an advisor to the company and its share based compensation expense of $285 was recorded to General and administrative within the Condensed Consolidated Statement of Operations for the three months ended March 31, 2023.
As of March 31, 2023, unrecognized earn-out compensation expense totaled $2,627 expected to be recorded over the balance term.As of date of issuance of this report the remaining 1,400,000 earn out Class A Common Stock remain unallocated.

16. NET LOSS PER SHARE
The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31, 2022
	2023	2022
Numerator:
Net loss attributable to common stockholders	$(12,915)	$(6,991)
Denominator:
Weighted average shares outstanding, basic and diluted	83,748,712	60,800,000
Basic and diluted net loss per share	$(0.15)	$(0.11)

The following table presents the potential common shares outstanding that were excluded from the computation of diluted net loss per share of common shares as of the periods presented because including them would be anti-dilutive:

	Three Months Ended March 31, 2022
	2023	2022
Warrants (public warrants, private warrants, CS warrants)	1,507,500	—
Outstanding earn-out shares	7,600,000	—
Restricted Stock units*	105,000	—
Potential common share excluded from diluted net loss per share	9,212,500	—

*Includes 35,000 RSUs issued that vest on occurrence of market conditions and 70,000 RSUs issued that vest over service period

17. RESTRUCTURING AND RELATED COSTS
During the three months ended March 31, 2023, the Company took actions at some of the office locations to reduce the size of its workforce to optimize efficiency and reduce costs. The Company completed the vast majority of announcements that affected employees by March 2023, including office closures .
During the three months ended March 31, 2023, the Company recorded expenses of $1,529, within "Restructuring and related costs" in the Condensed Consolidated Statements of Operations. These expenses are one-time and are related to employee severance and other termination benefits. Accordingly, the Company accounted for restructuring and related costs pursuant to ASC Topic 420 " Exit or Disposal Cost Obligations" considering these expenses as a one-time benefit. During the three months ended March 31, 2023, the Company made employee severance and other termination benefits and other restructuring costs payments of $699.

(In thousands, except stock, units and par value data)

18.    SUBSEQUENT EVENTS
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

Interep Acquisition

On May 12, 2023 (the “Interep Closing Date”), the Company executed the Share Purchase and Sale Agreement to purchase all of the outstanding shares of Interep Representações Viagens E Turismo S.A. (“Interep”). Interep is a Brazilian travel operator specializing in national and international land travel with service aimed exclusively at travel agents. Through this acquisition, the Company continues to expand its geographic footprint in Brazil's domestic and outbound travel market.

In connection with the acquisition, the Company agreed to pay total consideration of (i) $4,000 on the Interep Closing Date, with an adjustment for working capital, (ii) a deferred payment of $720 paid in 36 installments, (iii) 416,000 shares of Company Class A Common Stock and (iv) an earn-out component up to an aggregate of $3,000 contingent on Interep meeting certain adjusted EBITDA targets.

Consolid Acquisition

On May 12, 2023 (the “Consolid Closing Date”), the Company executed the Share Purchase and Sale Agreement to acquire all of the outstanding equity interests in Consolid Mexico Holding, S.A. P.I. de C.V. ("Consolid").Consolid is a Mexican corporation and leader in the travel market with the main objective of generating higher income for travel agencies in Mexico and around the world through first-class technological tools with products and services that satisfy travelers. Through this acquisition, the Company expands its geographic footprint in Mexico's domestic and outbound travel market, as well as in other areas of Latin America.

In connection with the acquisition, the Company agreed to pay total consideration of (i) $4,000 on the Consolid Closing Date, with an adjustment for working capital, and (ii) an earn-out component up to an aggregate of $1,000 and 400,000 shares of Company Class A Common Stock contingent on Consolid meeting certain adjusted EBITDA targets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this Quarterly Report on Form 10-Q (the “Quarterly Report”) to “we,” “us” or our “Company” refer to Mondee Holdings, Inc., a Delaware corporation, and its wholly-owned subsidiaries. References to our “management” or our “management team” refer to our officers and directors. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements
This Quarterly Report contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Investors are cautioned that statements that are not strictly historical statements of fact constitute forward-looking statements, including, without limitation, statements under this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and are identified by words like “believe,” “expect,” “may,” “will,” “should,” “seek,” “anticipate,” or “could” and similar expressions. Forward-looking statements in this Quarterly Report on Form 10-Q may include, for example, statements about:
•changes in domestic and foreign business, market, financial, political, regulatory and legal conditions;
•our ability to execute our business strategy, including monetization of our products;
•our ability to implement our strategic initiatives and continue to innovate our existing services;
•our projected financial information, growth rate and market opportunity;
•the ability to maintain the listing of the our Class A common stock, par value $0.0001 per share (our “Common Stock”) on the Nasdaq Global Market, and the potential liquidity and trading of such securities;
•the ability to recognize the anticipated benefits of any mergers and acquisition activity, which may be affected by, among other things, competition, our ability of to grow, manage growth profitably, and retain our key employees;
•changes in applicable laws or regulations;
•rising inflationary pressures and fluctuations in interest rates;
•our ability to raise financing in the future and ability to continue as a going concern;
•our success in retaining or recruiting, or changes required in, our officers, key employees or directors;
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
•unfavorable conditions in our industry, the global economy or global supply chain, including financial and credit market fluctuations, international trade relations, pandemics (such as the COVID-19 pandemic), political turmoil, natural catastrophes, warfare (such as the conflict involving Russia and Ukraine), and terrorist attacks; and
•other factors detailed under the section entitled “Risk Factors” discussed in our Quarterly Report on Form 10-Q for the three months ended March 31, 2023.

Forward-looking statements are not assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those expressed or implied by forward-looking statements include those discussed elsewhere in this Quarterly Report on Form 10-Q and in our future Quarterly Reports on Form 10-Q or other reports we file with the Securities and Exchange Commission (“SEC”).

Any forward-looking statement made by us in this Quarterly Report on Form 10-Q is based only on information currently available to us and speaks only as of the date of this report. We undertake no obligation to publicly revise or update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law. References to a fiscal quarter refer to our fiscal quarter ended March 31, 2023.

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

Recent Developments

Share Pledge Agreement

On April 14, 2023, Mondee Brazil, LLC, a Delaware limited liability company (“Mondee Brazil”), and Mondee, Inc., a Delaware corporation (“Mondee, Inc.”, together with Mondee Brazil, the “Pledgors”), both subsidiaries of Mondee Holdings, Inc. (the “Company”), TCW Asset Management Company, a Delaware limited liability company (the “Administrative Agent”), the lenders from time to time (the “Lenders”) party to the TCW Agreement (as defined herein) and Orinter Viagens E Turismo S.A., a corporation organized under the laws of Brazil (“Orinter”), executed that certain share pledge agreement, effective as of March 28, 2023 (the “Share Pledge Agreement”) pursuant to that certain Amendment No. 10, dated as of January 31, 2023 (the “Amendment”), to that certain financing agreement, dated as of December 23, 2019, by and among Mondee Holdings, Inc., the Administrative Agent and the other parties thereto (as the same may be amended, restated, supplemented, or otherwise modified from time to time, the “TCW Agreement”). The Share Pledge Agreement is governed by the laws of Brazil and the parties to the Share Pledge Agreement irrevocably submit to exclusive jurisdiction of the Brazilian courts located in São Paulo, Brazil for any action or proceeding arising out of the Share Pledge Agreement.

The Share Pledge Agreement sets forth the terms on which: (i) Mondee, Inc., the sole equity owner of Mondee Brazil and minority equity owner of Orinter, pledges 100% of the equity interests of Mondee Brazil, which is the majority equity owner of Orinter, pursuant to the Amendment, as previously disclosed on our Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on February 2, 2023 (the “Amendment 8-K”); and (ii) the Pledgors pledge 100% of the equity interests of Orinter, pursuant to the Amendment, as previously disclosed on the Amendment 8-K. The Share Pledge Agreement shall terminate on the termination date of the TCW Agreement.

In addition, the Share Pledge Agreement includes customary representations, warranties, of covenants of the Pledgors and Orinter, including: (1) the security interest created by the Share Pledge Agreement constitutes a perfected first priority security interest in the shares of Orinter and any assets or rights related thereto (the “Pledged Assets and Rights”), securing the payment of the secured obligations described in Exhibit I of the Share Pledge Agreement, that is binding and enforceable against the Pledgors and Orinter; (2) if the Pledgors acquire new shares issued, acquired, or distributed by Orinter (“Additional Shares”), the Pledgors shall enter into an amendment to the Share Pledge Agreement to extend and perfect the security interest created by the Share Pledge Agreement to the Additional Shares and the related Pledged Assets and Rights; (3) without the prior written consent of the Administrative Agent or as expressly permitted under the Share Pledge Agreement and TCW Agreement, the Pledgors shall not (x) create, incur or permit to exist any security in favor of, or any claim of any person with respect to the Pledged Assets and Rights, or (y) sell, assign, transfer, exchange, or otherwise dispose of the Pledged Assets and Rights; and (4) Pledgors shall defend the right, title and interest of the Administrative Agent and Lenders for the benefit of the Administrative Agent and Lenders in and to the Pledged Assets and Rights against all claims and demands.

The Share Pledge Agreement also provides that the Pledgors may not vote any of the equity interests of Orinter on the following matters, without the prior written consent of the Administrative Agent: (a) the sale, encumbrance of a substantial portion of the assets of Orinter, except as authorized in accordance with the terms of the TCW Agreement; (b) the merger, amalgamation, spin-off, consolidation or corporate restructuring of Orinter, or any type of corporate reorganization of Orinter, except as authorized in accordance with the terms of the TCW Agreement; and (c) the performance of any act or the execution of any document, for the purpose of approving, requesting, filing or agreeing with the judicial or extrajudicial reorganization, the bankruptcy or liquidation of Orinter, except as authorized in accordance with the terms of the TCW Agreement.

TCW Agreement Amendments

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

Additionally, pursuant to the Ninth Amendment, Wingspire consented to take over the TCW line of credit for a principal amount not to exceed $15.0 million. Until January 11, 2024, we have the option to increase Term Loan A by $20.0 million under two conditions: (i) our Company must have a trailing 12-month EBITDA of at least $25.0 million; and (ii) our Company must draw in increments of at least $5.0 million.

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

Orinter Acquisition

On January 31, 2023, our Company and its wholly-owned subsidiary, Mondee Brazil LLC, a Delaware limited liability company (together with our Company, “Buyer”), entered into that certain Share Purchase and Sale Agreement, dated January 31, 2023 (the “Purchase Agreement”), with OTT Holding LTDA, a Brazilian limited liability company (the “Seller”), and Orinter Tour & Travel, S.A., a Brazilian corporation (the “Orinter”), along with other parties thereto (the “Intervening Parties”), as described in the Purchase Agreement. Pursuant to the Purchase Agreement, the Seller sold to Buyer, and Buyer purchased from Seller, all of the issued and outstanding shares of the Orinter, in exchange for total consideration of $37.7 million (the “Consideration”) (such transactions contemplated by the Purchase Agreement, the “Orinter Acquisition”). The Consideration was comprised of: (i) a cash component equal to $20.5 million, $18.9 million of which was paid to Seller on the Closing Date and $1.5 million of which will be transferred to an escrow account as a guarantee in case of necessity of reimbursement, payment and/or use by Orinter for fulfillment of obligations of Orinter deriving from customers credits and customers prepayment.; (ii) a stock component equal to $16.0 million, in the form of 1,726,405 shares of our Common Stock (the “Escrow Shares”). The release of the shares are as follows: (a) 903,202 after a period of 12 months from the Closing Date, and (b) 823,203 shares after a period of 24 months from the Closing Date; and (iii) an earn-out obligation of $10.0 million (paid in equal installments over 3 years) contingent on Orinter meeting EBITDA targets of $10,500, $11,500, and $12,500, for the years ended 2024, 2025 and 2026, respectively.

Pro Rata Distribution

In connection with the business combination between ITHAX Acquisition Corp., a Cayman Islands exempted company, and Mondee Holdings II, Inc., a Delaware company, (the “Business Combination”), Mondee Holdings, LLC, a Delaware limited liability company, (the “Mondee Stockholder”) received 60,800,000 shares of our Common Stock. In March 2023, the Mondee Stockholder effected the pro rata distribution of the 60,800,000 shares of our Common Stock to the members of the Mondee Stockholder (the “Pro Rata Distribution”). Upon the consummation of the Pro Rata Distribution, the Mondee Stockholder ceased to hold any shares of our Common Stock.

Settlement of Mondee Group Note and Shareholder Receivable

On March 25, 2016 Mondee, Inc. extended a loan in the original amount of $19.3 million to Mondee Group, LLC (“Mondee Group” and such loan, the “Mondee Group Note”). Mondee Group is owned by Prasad Gundumogula, our chief executive officer (“Gundumogula”).

On July 18, 2022, the closing date of the Business Combination (the “Closing”), Mondee, Inc. entered into a second amendment to the Mondee Group Note. Mondee, Inc. agreed to settle $2.0 million of the outstanding balance of the Mondee Group Note through the acquisition of Metaminds Technologies Pvt. Ltd., (“Metaminds”) pursuant to that certain Asset Purchase Agreement, dated July 18, 2022 (the “Metaminds Agreement”) by and among Mondee, Inc., Metaminds, Gundumogula, Madhuri Pasam, and Mondee Group to acquire substantially all of the assets and associated liabilities of Metaminds in exchange for $2.0 million. As payment of the $2.0 million under the Metaminds Agreement the outstanding balance of the loan receivable under the Mondee Group Note was reduced to $20.3 million (the “Remaining Balance”).

Additionally on the Closing Date, we and Mondee Group entered into a note repayment agreement that finalized how the Remaining Balance was settled. Consistent with SAB Topic 4E, we recorded such right to receive our Company’s Common Stock as a deduction from shareholders' deficit. In connection with the Business Combination, the Mondee Stockholder received our Common Stock, which was distributed to Mondee Group on March 10, 2023, pursuant to the Pro Rata Distribution. Mondee Group assigned the right to receive 2,033,578 shares of our Common Stock to Mondee, Inc., in settlement of the Remaining Balance. The shares of our Common Stock were valued at $10.00 each, which resulted in 2,033,578 shares being issued to Gundumogula by our Company. The Remaining Balance was reflected as treasury stock since the settlement of the Remaining Balance was a result of Gundumogula transferring our Common Stock to us.

2023 Restructuring

During the three months ended March 31, 2023, our Company announced reductions to employees in India, Thailand and the United States. The purpose of this actions was to pursue greater cost efficiencies and to realign our business and strategic priorities. As part of this action, we generally provided involuntary termination benefits in the amount of one month of compensation as a severance payment.

Interep Acquisition

On May 12, 2023 (the “Interep Closing Date”), the Company executed the Share Purchase and Sale Agreement to purchase all of the outstanding shares of Interep Representações Viagens E Turismo S.A. (“Interep”). Interep is a Brazilian travel operator specializing in national and international land travel with service aimed exclusively at travel agents. Through this acquisition, the Company continues to expand its geographic footprint in Brazil's domestic and outbound travel market.

In connection with the acquisition, the Company agreed to pay total consideration of (i) $4 million on the Interep Closing Date, with an adjustment for working capital, (ii) a deferred payment of $0.7 million paid in 36 installments, (iii) 416,000 shares of Company Class A Common Stock and (iv) an earn-out component up to an aggregate of $3 million contingent on Interep meeting certain adjusted EBITDA targets.

Consolid Acquisition

On May 12, 2023 (the “Consolid Closing Date”), the Company executed the Share Purchase and Sale Agreement to acquire all of the outstanding equity interests in Consolid Mexico Holding, S.A. P.I. de C.V. ("Consolid").Consolid is a Mexican corporation and leader in the travel market with the main objective of generating higher income for travel agencies in Mexico and around the world through first-class technological tools with products and services that satisfy travelers. Through this acquisition, the Company expands its geographic footprint in Mexico's domestic and outbound travel market, as well as in other areas of Latin America.

In connection with the acquisition, the Company agreed to pay total consideration of (i) $4 million on the Consolid Closing Date, with an adjustment for working capital, and (ii) an earn-out component up to an aggregate of $1 million and 400,000 shares of Company Class A Common Stock contingent on Consolid meeting certain adjusted EBITDA targets.
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

The COVID-19 pandemic and the resulting economic conditions and government orders forced many of our travel suppliers, including airlines and hotels, to curtail drastically their service offerings, pursue cost reduction measures and seek financing, including government financing and support, so they could reduce financial distress and continue operating. In addition, the COVID-19 pandemic resulted in a material decrease in business and consumer spending and an unprecedented decline in transaction volumes in the global travel industry. Our financial results are largely dependent on these transaction volumes. As a result, our financial results for the quarters ended March 31, 2023, 2022, 2021, and 2020 were impacted in total revenues, net income, cash flow from operations and Adjusted EBITDA, as compared to 2019. Financial results began to improve in 2021 and continued to trend upward through 2023.

Our liquidity and ongoing access to capital could be materially and negatively affected by the impacts of the COVID-19 pandemic.

We have incurred negative cash flows from operating activities and significant losses from operations in the past as reflected in our accumulated deficit of $293.2 million and $280.3 million as of March 31, 2023 and December 31, 2022, respectively. We believe that our cash on hand, cash generated from operating activities and available line of credit will satisfy our working capital and capital requirements for at least the next 12 months. Our future capital requirements, however, will depend on many factors, including on-going effects of the COVID-19 pandemic, consolidation of the travel industry, changes in the general market conditions for travel services, and future business combinations. We may in the future enter into arrangements to acquire or invest in complementary businesses, services, and technologies, including intellectual property rights. From time to time, we may seek to raise additional funds through the sale of equity and debt. If we are unable to raise additional capital when desired and on reasonable terms, our business, results of operations, and financial condition could be adversely affected.

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

Comparability of Financial Information
Our results of operations between the three months ended March 31, 2023 and the three months ended March 31, 2022 and our statements of assets and liabilities as of March 31, 2023 and as of December 31, 2022 may not be comparable as a result of the Business Combination.

Lastly, our 2020 and 2021 annual financial results were more severely impacted by the COVID-19 pandemic, an event that occurred out of the ordinary course of business, in comparison with the financial results during 2022. The travel industry began to recover during 2021 as vaccination rates increased, infection rates decreased, and restrictions began to lift, and continues to trend upwards towards pre-pandemic travel activity during 2023.
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

Because Adjusted EBITDA facilitates internal comparisons of our historical operating performance on a more consistent basis, we use this measure for business planning purposes. We define Adjusted EBITDA as net loss before (1) depreciation and amortization; (2) provision for income taxes; (3) interest expense (net); (4) other income net; (5) stock-based compensation; (6) restructuring and related costs; (7) costs pertaining to acquisition (including bank fees, due diligence fees, etc.); (8) legal costs pertaining to acquisition, and other filings which are not ordinary and outside the course of our business (9) other non-recurring expenses, (10) and changes in fair value attributable to warrants classified as liability.

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

Unlevered Free Cash Flow is defined as cash used in operating activities, less capital expenditures, plus cash paid for interest.

The following table reconciles net loss to Adjusted EBITDA for the three months ended March 31, 2023 and 2022, respectively:

	Three months ended March 31,
	2023	2022	$ Change	% Change
	($ in thousands)
Net loss	$(12,915)	$(6,991)	$(5,924)	85%
Interest expense, (net)	$7,870	$6,102	$1,768	29%
Stock-based compensation expense	$2,561	$80	$2,481	3101%
Depreciation and amortization	$3,386	$2,817	$569	20%
Restructuring and related costs	$1,529	$—	$1,529	—%
Provision for income taxes	$699	$54	$645	1194%
Changes in fair value of warrant liability	$21	$—	$21	—%
Acquisition costs	$279	$—	$279	—%
Other non-recurring expenses	$216	$—	$216	—%
Legal expense	$662	$—	$662	—%
Other expense (income), net	$(322)	$151	$(473)	(313)%
Adjusted EBITDA	$3,986	$2,213	$1,773	80%
Some of the limitations of Adjusted EBITDA are as follows: (i) Adjusted EBITDA does not properly reflect capital commitments to be paid in the future; and (ii) although depreciation and amortization are non-cash charges, the underlying assets may need to be replaced and Adjusted EBITDA does not reflect these capital expenditures. In evaluating Adjusted EBITDA, our investors should be aware that in the future we may not incur expenses similar to the adjustments in this presentation. Lastly, Adjusted EBITDA can obfuscate the one-time impacts of events that happen out of the ordinary course of business, such as the impact of COVID-19 on our Adjusted EBITDA in 2022.
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
The following table reconciles net cash used in operating activities to Unlevered Free Cash Flows for the three months ended March 31, 2023, and 2022, respectively:

	Three months ended March 31,
	2023	2022	$ Change	% Change
	($ in thousands)
Net cash provided by (used in) operating activities	$(9,979)	$3,418	$(13,397)	(392)%
Capital expenditures	$(1,968)	$(1,721)	$(247)	14%
Cash paid for interest	$5,025	$4	$5,021	125525%
Unlevered free cash flow	$(6,922)	$1,701	$(8,623)	(507)%
Basis of Presentation
We currently conduct our business through two operating segments, namely our travel marketplace, which is our transactional business serving the end travelers directly or through travel affiliates, and our software-as-a service (“SaaS”) platform. Substantially, all of our long-lived assets are maintained in, and all of our losses are attributable to, the United States of America. See Note 13 to the accompanying unaudited condensed consolidated financial statements for the quarter ended March 31, 2023 included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on basis of presentation and operating segments, respectively.
Components of Results of Operation
Revenues, Net
We have four material revenue streams: transactional revenue, incentive revenue, fintech program revenue, and subscription services revenue.
We generate transactional revenue primarily by airline ticket sales, which include mark-up fees as well as commissions from the sale of ancillary products such as travel insurance, seats, and bags. We also derive transactional revenue from hotel and rental car commission. It also includes, to a lesser extent, services related to reservation of hotel accommodation, rental car, travel insurance, travel packages and other travel products and services. We generate backend incentives from airlines for achieving volume targets. We also generate booking incentives from the three separate GDS service providers and supplier direct systems, which host the airlines’ inventory that we use to sell in our marketplace. We earn incentives from fintech programs held with banks and financial institutions, which we leverage in our payment processing and settlement platform. Our fintech programs include a wide array of payment options, such as credit cards, wallets, and alternate payment methods, and next generation fraud protection tools. In most cases, revenue is recognized at the time of booking, when we are in an agent position, and thus not responsible for the delivery of travel and have no significant obligations following the processing of the transaction.

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	($ in thousands)
Revenue from Travel Marketplace	$49,549	$38,775	$10,774	28%
Revenue from SAAS Platform	380	292	$88	30%
Sales and Marketing Expenses
We changed the presentation of “Sales and other Expense” and “Marketing Expense” within the Consolidated Statement of Operations. We changed the presentation by combining “Sales and other Expense” and “Marketing Expense” into “Sales and Marketing Expense”. The change is a result of an increased overlap between the nature and purpose of expenses that fall within these groups.

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
Other Income (Expense)
Other income (expense) consists primarily of: (1) interest income; (2) interest expense; (3) other income and expense, and (4) government assistance. Interest expense relates to interest on loans, amortization of debt issuance costs, and factoring interest and commissions on receivables. Interest income was recorded from the Mondee Group Note, our related party loan settled upon the consummation of the business combination with ITHAX. Other expenses include realized gains and losses on foreign currency exchange.

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

Results of Operations
Comparison of Three Months Ended March 31, 2023 and 2022
We have derived this data from our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report. This information should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report. The results of historical periods are not necessarily indicative of our results of operations for any future period. The following tables set forth our audited consolidated statement of operations as well as other financial data that our management considers meaningful for 2023 and 2022:

	Three months ended March 31,
	2023	2022 (As Revised)	$ Change	% Change
	($ in thousands)
Revenues, net	$49,929	$39,067	$10,862	28%
Operating expenses:
Sales and marketing expenses	$37,445	$27,409	$10,036	37%
Personnel expense	$7,466	$5,572	$1,894	34%
General and administrative expense	$4,494	$2,440	$2,054	84%
Information technology expense	$923	$1,306	$(383)	(29)%
Provision for doubtful accounts receivable and contract assets	$(667)	$207	$(874)	(422)%
Depreciation and amortization	$3,386	$2,817	$569	20%
Restructuring and related costs	$1,529	$—	$1,529	N/A%
Total Operating Expenses	$54,576	$39,751	$14,825	37%
Net (loss) Income from operations	$(4,647)	$(684)	$(3,963)	579%
Other income (expense):
Interest income	$347	$127	$220	173%
Interest expense	$(8,217)	$(6,229)	$(1,988)	32%
Changes in fair value of warrant liability	(21)	—	$(21)	N/A%
Other (expense) income, net	$322	$(151)	$473	(313)%
Total other expense	$(7,569)	$(6,253)	$(1,316)	21%
Net loss before income taxes	$(12,216)	$(6,937)	$(5,279)	76%
Benefit from (provision for) income taxes	$(699)	$(54)	$(645)	1194%
Net loss	$(12,915)	$(6,991)	$(5,924)	85%

	Three Months Ended March 31,
	2023	2022 (As Revised)	$ Change	% Change
	($ in thousands)
Revenues, net	49,929	39,067	$10,862	28%

Revenues, net for the three months ended March 31, 2023 increased by $10.9 million, or 28%, compared to the same period in 2022. The increase was primarily driven by the Orinter acquisition and significant improvement in travel demand trends in 2023, as the COVID-19 pandemic recovery continued to improve. Specifically, transactional revenues increased due to acquisition of Orinter. GDS service provider incentives and other service revenues increased by $1.7 million during the three months ended March 31, 2023, compared to the same period in 2022. Further, airline incentive revenues increased by $1.1 million during the three months ended March 31, 2023, compared to the same period in 2022.

Operating Expenses and Other (Income) Expense

	Three Months Ended March 31,
	2023	2022 (As Revised)	$ Change	% Change
	($ in thousands)
Sales and marketing expenses	37,445	27,409	10,036	37%
Personnel expense	7,466	5,572	1,894	34%
General and administrative expense	4,494	2,440	2,054	84%
Information technology expense	923	1,306	(383)	(29)%
Provision for doubtful accounts receivable and contract assets	(667)	207	(874)	422%
Depreciation and amortization	3,386	2,817	569	20%
Restructuring and related costs	1,529	—	1,529	N/A%
Interest income	(347)	(127)	(220)	173%
Interest expense	8,217	6,229	1,988	32%
Changes in fair value of warrant liability	21	—	21	N/A%
Other (income) expense, net	(322)	151	(473)	(313)%
	62,145	46,004	$16,141	35%
Sales and Marketing Expenses
Sales and marketing expenses for the three months ended March 31, 2023 increased by $10.0 million, or 37%, compared to the same period in 2022. The increase was primarily driven by an increase of $9.4 million in affiliate marketing expense and affiliate credit card merchant expense, which is consistent with the increase in revenue for the three months ended March 31, 2023 compared to the same period in 2022. $5.3 million of the increase in affiliate marketing expense and credit card merchant expense was due to the Orinter acquisition.

Personnel Expenses
Personnel expenses for the three months ended March 31, 2023 increased by $1.9 million, or 34%, compared to the same period in 2022. The increase was primarily attributable to an increase in stock based compensation due to Earn-Out Shares and restricted stock units of $2.3 million.
General and Administrative Expenses
General and administrative expenses for the three months ended March 31, 2023 increased by $2.1 million, or 84% , compared to the same period in 2022. The increase was primarily due to an increase in legal and professional fees of $1.5 million which was attributed to our preparation and filings with the SEC. Additionally, business insurance expense increased by $0.2 million and the remainder of the increase is primarily driven by an increase in non-employee stock compensation of $0.4 million.

IT Expenses
IT expenses for the three months ended March 31, 2023 decreased by $0.4 million, or 29%, compared to the same period in 2022. The decrease was primarily due to an decrease in off shore consulting costs.

Provision for Doubtful Accounts
Provision for doubtful accounts for the three months ended March 31, 2023 decreased by $0.9 million, or 422%, compared to the same period in 2022. The variances were mainly driven by changes in estimated recovery of accounts receivable as a result of gradual improvement in travel industry, which were previously severely impacted by the COVID-19 pandemic.
Depreciation and Amortization
Depreciation and amortization expenses for the three months ended March 31, 2023 increased by $0.6 million, or 20% , respectively, compared to the same period in 2022. The increase was primarily due to an increase in depreciation in computer software as a result of additional capitalized software and an increase in amortization of intangibles as a result of the Orinter acquisition.
Interest Income
Interest income for the for the three months ended March 31, 2023 increased by $220 thousand, or 173%, compared to the same period in 2022. The increase was primarily due to an increase in cash interest income on bank balances.
Interest Expense
Interest expense for the three months ended March 31, 2023 increased by $2.0 million, or 32%, respectively, compared to the same period in 2022. The increase was driven by an increase in our outstanding debt balance as Payment in Kind ("PIK") interest continues to accrue towards the outstanding debt balance. Additionally, there was a $0.7 million increase in interest expense as primarilyattributablee to factoring arrangements entered into by Orinter.

Other (Income) Expense
Other income for the three months ended March 31, 2023 changed by $0.5 million, or 313%, compared to the same period in 2022 primarily due to gains and losses on foreign currency exchange.
Income Taxes

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	($ in thousands)
Benefit from (provision for) income taxes	(699)	(54)	(645)	1194%

The provision for income taxes for the three months ended March 31, 2023 increased by $0.6 million, or 1194%, respectively, compared to the same period in 2022, mainly driven by the impact of profits earned by Orinter.
Liquidity and Capital Resources
Sources of Liquidity
As of March 31, 2023, we had cash and cash equivalents totaling $58.5 million, which were held for working capital purposes, as well as restricted short-term investments of $8.8 million and $15.0 million of our line of credit available. Our cash equivalents are comprised primarily of cash checking accounts. To date, our principal sources of liquidity have been payments received from our revenue arrangements and financing arrangements with banks and financial institutions.
TCW Agreement
On January 11, 2023, we executed the Ninth Amendment to the TCW Agreement wherein Wingspire became a party to the TCW Agreement, among other changes. Wingspire funded an additional $15 million of term loan commitment on top of the already outstanding Term Loan. Additionally, the Ninth Amendment split the Term Loan with TCW into two loans. Term Loan A will be represented by Wingspire with an outstanding principal balance of $30.0 million and Term Loan B will be represented by TCW with an outstanding principal balance of $137.8 million.

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

Financial Position

We have prepared our condensed consolidated financial statements assuming that we will continue as a going concern. We are required to make debt repayments aggregating to $8.51 million million in the next 12 months from the date of issuance of the consolidated financial statements.
As of March 31, 2023, our current liabilities are $109.13 million and current assets are $159.25 million. Given that we have historically generated recurring net losses, we may be unable to make such specified debt repayments from operations when the balance is due. These conditions raise substantial doubt about our ability to continue as a going concern. Our condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
As of March 31, 2023, we had $58.50 million of unrestricted cash and $15.00 million in unused line of credit.

As of the date on which our condensed consolidated financial statements for the fiscal quarter ended March 31, 2023 were available to be issued, we believe that the cash on hand, cash generated from operating activities, available line of credit will satisfy our working capital and capital requirements for at least the next 12 months and accordingly, substantial doubt about our ability to continue as a going concern is alleviated.
Cash Flow Summary for the Three Months Ended March 31, 2023
The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2023	2022
	($ in thousands)
Net cash (used in) provided by Operating activities	(9,979)	3,418
Net cash used in Investing activities	(20,445)	(1,721)
Net cash provided (used in) by Financing activities	10,099	(384)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(14)	(229)
Net (decrease)/increase in cash, cash equivalents and restricted cash	$(20,339)	$1,084
Cash Used in Operating Activities
During the three months ended March 31, 2023, cash used in operating activities was $10.0 million. The primary factors affecting our operating cash flows during this period were our net loss totaling $12.9 million, which was offset by non-cash charges of $8.9 million primarily consisting of stock-based compensation of $2.6 million, PIK interest expense of $1.4 million, amortization of loan origination fees of $2.0 million and depreciation and amortization of $3.4 million. Cash used in our operating assets and liabilities was $6.0 million, primarily owing to $17.9 million increase in accounts receivable. These changes were offset by a $11.0 million increase in accounts payable and a $1.3 million decrease in contract assets.
During the three months ended March 31, 2022, cash provided by operating activities was $3.4 million. The primary factors affecting our operating cash flows during this period were our net loss of $7.0 million, offset by our non-cash charges of $9.3 million primarily consisting of PIK interest expense of $5.7 million and depreciation, amortization of $2.8 million. The cash provided from changes in our operating assets and liabilities was $1.2 million, which was primarily due to a $10.5 million increase in accounts payable, $2.7 million increase in accrued expenses and other current liabilities, and a $1.3 million increase in amounts payable to related parties, partially offset by a $7.5 million increase in accounts receivable, $2.6 million increase in contract assets, $2.3 million increase in prepaid expenses and other curent assets, and $0.7 million decrease in deferred revenue.
Cash Used in Investing Activities
During the three months ended March 31, 2023, cash used in investing activities was $20.4 million, which was primarily due to cash paid for the Orinter Acquisition and the purchase of property and equipment.
During the three months ended March 31, 2022, cash used in investing activities was $1.7 million, which was due to the purchase of property and equipment.
Cash Provided by Financing Activities
During the three months ended March 31, 2023, cash provided by financing activities was $10.1 million, primarily due to $15.0 million in proceeds from the Wingspire Loan, offset by the repayment of debt and offering costs.
During the three months ended March 31, 2022, cash used by financing activities was $0.4 million, primarily due to the repayment of debt and offering costs.

Contractual Obligations and Commitments

Our material cash requirements as of March 31, 2023 include the following contractual obligations and commitments:

•TCW Term Loan - Principal and interest payments related to the TCW Term Loan. As of March 31, 2023, we had an outstanding balance of $137.1 million, with $7.5 million payable within 12 months. See Note 5 to our Condensed Consolidated Financial Statements for additional information.
•Wingspire Term Loan - Principal and interest payments related to the Wingspire Term Loan. As of March 31, 2023, we had an outstanding balance of $30 million, with $0.8 million payable within 12 months. See Note 5 to our Condensed Consolidated Financial Statements for additional information.
•PPP and Other Governmental Loans - Principal and interest payments related to the PPP, CEBA and HASCAP loans. Our outstanding balance related to the PPP loan was $0.0 million as of March 31, 2023. As of March 31, 2023, our outstanding balance related to the CEBA and HASCAP loans was $0.2 million, with $0.1 million payable within 12 months.
•Operating Lease Obligations - Fixed lease payments related to our operating leases. As of March 31, 2023, we had outstanding operating lease obligations of $2.8 million, with $0.8 million payable within 12 months.

See Note 10 to our condensed consolidated financial statements for further information related to our letters of credit and outstanding legal claims.

Off- Balance Sheet Arrangements
We had the following Off-Balance Sheet Arrangements as of March 31, 2023 and December 31, 2022:

	March 31,	December 31,
(In millions)	2023	2022
Letters of credit	7.6	$7.3
No amount on the TCW LOC has been drawn down as of March 31, 2023 and December 31, 2022.
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
See “Part I, Item 1, Note 3 – Summary of Significant Accounting Policies” included in this Quarterly Report on Form 10-Q for a discussion of a recently adopted accounting pronouncements.
Recent Accounting Pronouncements
See “Part I, Item 1, Note 3 – Summary of Significant Accounting Policies” to our condensed consolidated financial statements included elsewhere in this Quarterly Report for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of the date of this Quarterly Report.
Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.
Item 4. Controls and Procedures

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

We determined that the material weakness around improper segregation of duties, inadequate design, implementation, and maintenance of adequate information systems controls, including access and change management controls and timely recording of material transactions prior to being a public company continued to exist as of March 31, 2023. We also determined that the material weakness around accounting for complex financial instruments continued to exist as of March

31, 2023. These material weaknesses may not allow for us to have proper segregation of duties and the ability to close our books in a timely and reliable manner, to detect and correct any potential misstatements, and to report our results on a timely basis.

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

Management’s Report on Internal Controls over Financial Reporting

This Quarterly Report on Form 10-Q does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Attestation Report of Independent Registered Public Accounting Firm

This Quarterly Report on Form 10-Q does not include an attestation report of our registered public accounting firm on internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control over Financial Reporting

Other than the material weakness remediation efforts underway, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
For a description of our material pending legal proceedings, see Note 10 to the accompanying unaudited condensed consolidated financial statements for the quarter ended March 31, 2023 included in Part I, Item 1 of this Quarterly Report on Form 10-Q

Item 1A. Risk Factors

In addition to the other information set forth in this report, including the important information in “Forward-Looking Statements,” you should carefully consider the “Risk Factors” discussed in our Annual Report on Form 10-K for the year ended December 31, 2022, as amended. If any of those factors were to occur, they could materially adversely affect our financial condition or future results, and could cause our actual results to differ materially from those expressed in its forward-looking statements in this report. Except as noted below, we are aware of no material changes to the Risk Factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2022, as amended.

We cannot guarantee that our previously-announced restructuring program will achieve its intended result.

As part of our restructuring plans, we conducted a reduction in workforce (“RIF”) of over 300 employees from July 2022 to October 2022, including involuntary and voluntary positions that were not backfilled. We have closed our Mohali and Dehradun, India, offices and plan to exit or sublease these premises. This right-sizing program resulted in the reduction of front-end sales positions; mid-office quality control, ticketing and related positions; back-office accounting and fraud protection positions; and the vacating of the Mohali and Dehradun facilities. All functional areas are now covered in the remaining Delhi and Hyderabad facilities with existing staff. We recorded, in the aggregate, approximately $2.5 million in restructuring and related charges associated with this restructuring program. During the three months ended March 31, 2023, we conducted an additional RIF of over 260 employees, primarily in India, but also in Thailand and the United States. The purpose of these actions is to pursue greater cost efficiencies and to realign our business and strategic priorities. We cannot guarantee that these restructuring actions will achieve or sustain the targeted benefits, or that the benefits, even if achieved, will be adequate to meet our long-term profitability expectations. Risks associated with these restructuring actions also include additional unexpected costs, negative impacts on our cash flows from operations and liquidity, employee attrition and adverse effects on employee morale and our potential failure to meet operational and growth targets due to the loss of employees, any of which may impair our ability to achieve anticipated results from our operations or otherwise adversely affect our business.

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

Our ability to provide high-quality service to our travelers depends upon the use of sophisticated information technologies and systems, including technologies and systems used for reservation systems, communications, procurement and administrative systems. As our operations grow in both size and scope, we continuously need to improve and upgrade our systems and infrastructure to offer and provide support for an increasing number of travelers and travel providers enhanced products, services, features and functionality, while maintaining the reliability and integrity of our systems and infrastructure. We may fail to effectively scale and grow our systems and infrastructure to accommodate these increased demands. Further, our systems and infrastructure may not be adequately designed with the necessary reliability and redundancy to avoid performance delays or outages that could be harmful to our business, or could contain errors, bugs or vulnerabilities.

Our future success also depends on our ability to understand, adapt and respond to rapidly changing technologies in the travel industry that will allow us to address evolving industry standards and to improve the breadth, diversity and reliability of our services. For example, technology solutions that include the use of AI to analyze known traveler data and preferences to develop a tailored travel plan are being developed. As they are in the early stages, we must understand and respond to the potential impacts of such technology, and evaluate and mitigate any potential additional risks related to the use of such technology in our business, including with respect to intellectual property, cybersecurity and privacy. We may be unsuccessful, or may be less successful than our current or new competitors, in developing such technology or mitigating such risks, which would negatively impact our business and financial performance.

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

Cybersecurity attacks or security breaches could adversely affect our ability to operate, could result in personal data and our proprietary information being lost, stolen, made inaccessible, improperly disclosed or misappropriated or could cause us to be held liable or subject to regulatory penalties and sanctions and to litigation (including class action litigation), each of which could have a material adverse effect on our reputation and business.

We, and our travel suppliers and third-party service providers on our behalf, collect, use, transmit and otherwise process a large volume of personal data, which poses a tempting target for malicious actors who may seek to carry out cyber-attacks (or other forms of attempts to obtain personal data) against us or our suppliers or third-party service providers. The secure transmission of client information over the internet contributes to maintaining the confidence of travel suppliers and travelers. Substantial or ongoing data security breaches or cyber-attacks on our systems or other systems on which we rely, whether instigated internally or externally, could result in, among other things: (i) exposure to a significant risk of loss, theft, the rendering inaccessible, improper disclosure or misappropriation of personal data, resulting in regulatory actions, litigation (including class action litigation) and potential liability, damages and regulatory fines and penalties and other related costs (including in connection with our investigation, notification and remediation efforts); (ii) severe damage to our IT infrastructure, including damage that could impair our ability to offer our services; (iii) negative publicity; (iv) damage to our reputation or brand; (v) the disclosure, loss or theft of our intellectual property, including our proprietary software, source code and trade secrets, or proprietary information; (vi) diversion of our management’s time and attention away from daily operations; (vii) regulatory penalties and sanctions, which could lead to further enhanced regulatory oversight; and (viii) travelers and potential travel suppliers losing confidence in our cybersecurity and choosing to use our competitors’ services, any of which could have a material adverse effect on our technology solutions, market share, results of operations and financial condition. Furthermore, some of our third-party service providers, travel suppliers and other third parties may receive or store information, including our clients’ information provided by us. For example, our travel suppliers currently require most travelers to pay for their transactions with their credit cards, especially in the U.S., and such suppliers receive our clients’ personal data to process the transactions and we can carry some liability in relation to the suppliers we use and ensuring that they have appropriate technical and organizational security procedures in place to protect personal data. Increasingly sophisticated technological capabilities and techniques of threat actors, including traditional hackers, organized crime, and nation state and state-supported actors, pose greater cybersecurity threats and could result in a cyber-attack or a compromise or breach of the technology that we use to protect client transaction data. Outside of cybersecurity, there remain similar risks for personal data and our intellectual property and proprietary information in relation to other forms of data breach including through social engineering or human error, negligence or malfeasance.

We incur material expense to protect against cyber-attacks and security breaches and their consequences, and we may need to increase our security-related expenditures to maintain or increase our systems’ security in the future.

However, despite these efforts, our security measures may not prevent cyber-attacks or data security breaches from occurring, and we may ultimately fail to detect, or accurately assess the severity of, a cyber-attack or other form of security breach or not respond quickly enough. In addition, to the extent we experience a cyber-attack or security breach, we may be unsuccessful in implementing remediation plans to address exposure and future harms. It is possible that computer circumvention capabilities, new discoveries or advances or other developments, which change frequently and often are not recognized until launched against a target, could result in a compromise or breach of client data, even if we take all reasonable precautions, including to the extent required by law. These risks are likely to increase as we expand our offerings, expand internationally, integrate our products and services, and store and process more data, including personal data and other sensitive data. Further, if any of our third-party service providers, travel suppliers or other third parties with whom we share client data fail to implement adequate data-security practices or comply with our terms and policies or otherwise suffer a network or other security breach, our clients’ information may be improperly accessed, used or disclosed. We maintain a comprehensive portfolio of insurance policies to both meet our legal obligations and cover perceived risks within our business, including those related to cybersecurity, and we believe that our coverage and the deductibles under these policies are adequate for the risks that we currently face. However, we cannot be certain that our insurance coverage will be adequate for liabilities actually incurred in the event of any breach, that insurance will continue to be available to us on commercially reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, including our financial condition, results of operations and reputation.
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

Please see the Risk Factor titled “Our collection, storage, use, disclosure and other processing of personal data, including of travelers and our employees, exposes us to risks stemming from possible failure to comply with applicable laws and regulations and other legal obligations relating to data privacy and security” for further information.

Our failure to adequately protect, maintain or enforce our intellectual property may negatively impact our ability to compete effectively against competitors in our industry.

Our success and ability to compete depend, in part, upon our ability to protect, maintain and enforce our intellectual property, including our technology solutions and database. In the U.S. and other jurisdictions, we rely on a combination of copyright, trademark, and trade secret laws, as well as license and confidentiality agreements and internal policies and procedures to protect our intellectual property. Even with these precautions, however, it may be possible for another party to infringe, copy or otherwise obtain and use our owned or licensed intellectual property without our authorization or to develop similar intellectual property independently, particularly in those countries where effective trademark, domain name, copyright, and trade secret protection may not be available. Even where effective protection is available, policing unauthorized use of our intellectual property is difficult and expensive, and despite our efforts to protect our intellectual property rights, they may not be respected in the future or may be invalidated, circumvented, or challenged. If it becomes necessary for us to litigate to protect these rights, any proceedings could be burdensome and costly, could result in counterclaims challenging our ownership of intellectual property or its validity or enforceability or accusing us of infringement, and we may not prevail. We cannot be certain that the steps that we have taken or will take in the future will prevent misappropriation or infringement of intellectual property used in our business. Unauthorized use and misuse of our intellectual property or intellectual property we otherwise have the rights to use could reduce or eliminate any competitive advantage we have developed, potentially causing us to lose sales or actual or potential clients, or otherwise harm our business, resulting in a material adverse effect on our business, financial condition or results of operations, and we cannot assure you that legal remedies would adequately compensate us for the damage caused by unauthorized use.

Our use of “open source” software could adversely affect our ability to protect our proprietary software and subject us to possible litigation.

We use open source software in connection with our software development. From time to time, companies that use open source software have faced claims challenging the use of open source software or demanding compliance with open source license terms. We could be subject to suits by parties claiming ownership of what we believe to be open source software, or claiming non-compliance with open source licensing terms. Some open source licenses require licensees who distribute software containing, linking to or derived from open source software to make publicly available the source code of such distributed software, which in some circumstances could be valuable proprietary code, or could require us to license our software for free or permit others to make derivative works based on such software. Further, the terms of many open source licenses have not been interpreted by U.S. courts, and there is a risk that these licenses could be construed in ways that could impose unanticipated conditions or restrictions on our ability to commercialize our technology solutions incorporating such software. While we have implemented policies to ensure that no open source software is used in a manner that would require us to disclose our proprietary source code, license our software for free or permit others to make derivative works based on it, there can be no guarantee that such use could not inadvertently occur. Any requirement to disclose our proprietary source code, license it for free or license it for purposes of making derivative works, and any requirement to pay damages for breach of contract and/or intellectual property infringement may have a material adverse effect on our business, results of operations or financial condition, and could help our competitors develop services that are similar to or better than ours.

Our collection, storage, use, and disclosure and other processing of personal data, including of travelers and our employees, exposes us to risks stemming from possible failure to comply with applicable laws and regulations and other legal obligations relating to data privacy and security. Such laws, regulations and other obligations, and the costs of complying with them, are increasing globally, and any actual or perceived failure to comply with them could have a material adverse effect on our business.

In our processing of travel transactions, we or our travel suppliers and third-party service providers collect, use, analyze, transmit and otherwise process a large volume of personal data in and outside of the U.S. As a result, we are subject to numerous laws with a significant impact on our operations regarding privacy, cyber security and the storage, sharing, use, analysis, transfer, disclosure, protection and other processing of personal data and consumer data, the scope of which are changing, subject to differing interpretations, and may be inconsistent between states within a country or between countries.

Privacy laws are constantly evolving and new legal obligations and liabilities in relation to these are appearing around the world, each of which demand increased compliance resources, including personnel and financing resources. Internationally, many jurisdictions in which we operate have established their own data privacy and security legal framework with which we must comply. For example, the EU’s General Data Protection Regulation (“GDPR”), became effective on May 25, 2018, and continues to result in significantly greater compliance burdens and costs for companies with users or operations in the EU. The GDPR imposes numerous technical and operational obligations on processors and controllers of personal data and provides numerous protections for individuals in the European Economic Area (“EEA”), including, but not limited to, the right to receive notifications regarding certain data breaches, the right to access personal data and the right to delete personal data. The GDPR provides data protection authorities with enforcement powers which include the ability to restrict processing activities and impose fines of up to 20 million Euros or up to 4% of the annual global turnover of the infringer, whichever is greater. In addition, the GDPR imposes strict rules on the transfer of personal data out of the EEA to a so-called “third country,” with the use of European Commission Approved Standard Contractual Clauses (“SCCs”) being a primary mechanism for such transfers. These obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other requirements or our practices.

Following the U.K.’s exit from the EU (“Brexit”), the U.K. Data Protection Act contains provisions, including its own derogations, for how the GDPR is applied in the U.K. (“U.K. GDPR”). The U.K. Data Protection Act has been enacted alongside the U.K. GDPR. From the beginning of 2021 (when the transitional period following Brexit expired), we have been required to continue to comply with GDPR and also the U.K. Data Protection Act and the U.K. GDPR, under which our applicable entities may be subject to fines for non-compliance that are of the same amount as provided for in the GDPR. At the current time, the European Commission has issued an “adequacy” decision to the U.K., which facilitates the sharing of personal data between the EEA and the U.K. However, such adequacy decision will sunset in June 2025 unless extended and it may be revoked in the future by the European Commission if the U.K. data protection regime is reformed in ways that deviate substantially from the level of protection currently in place. Adding further complexity for international data flows, in March 2022, the U.K. adopted its own International Data Transfer Agreement (“IDTA”) for transfers of personal data out of the U.K. to so-called third countries, as well as an international data transfer addendum (“U.K. Addendum”) that can be used with the SCCs for the same purpose. The EU has also proposed legislation that would regulate non-personal data and establish new cybersecurity standards, and other countries, including the U.K., may similarly do so in the future. While the GDPR and U.K. GDPR remain substantially similar for the time being, the U.K. GDPR is currently under review in the U.K. and there may be further changes made to it over the next few years, including in ways that may differ from the GDPR, which could result in further compliance obligations. While these developments increase uncertainty with regard to data protection regulation in the U.K., even in their current, substantially similar form, the GDPR and U.K. GDPR can expose businesses to divergent parallel regimes that may be subject to potentially different interpretations and enforcement actions for certain violations and related uncertainty.

Cross-border transfers of data continues to be an area of considerable focus by data protection regulators around the world and we are subject to evolving laws and regulations that dictate whether, how, and under what circumstances we can transfer, process or receive personal data. For example, in July 2020, the Court of Justice of the European Union invalidated the “EU-US Privacy Shield,” a framework for transfers of personal data from the European Economic Area to the United States. Subsequent to this, as noted above, new standard contractual clauses have been adopted by the EU and the U.K. and we are required to use such new contract clauses where appropriate and to carry out additional transfer impact assessments. Additionally, in October 2022, President Biden signed an executive order to implement the EU-U.S. Data Privacy Framework, which would serve as a replacement to the EU-US Privacy Shield. The European Commission initiated the process to adopt an adequacy decision for the EU-US Data Privacy Framework in December 2022, however, the European Commission and the European Data Protection Board both have been critical of the framework and it is unclear if or when the framework will be finalized or adopted. Given that this is such an area of compliance focus by regulators, there remains a risk that transfers of personal data to some jurisdictions could be considered to be unlawful without adequate data transfer mechanisms in place.

In the U.S., there are numerous federal, state and local data privacy and security laws, rules, and regulations governing the collection, sharing, use, retention, disclosure, security, transfer, storage and other processing of personal data, including federal and state data privacy and security laws, data breach notification laws, and data disposal laws. For example, at the federal level, we are subject to, among other laws and regulations, the rules and regulations promulgated under the authority of the Federal Trade Commission (which has the authority to regulate and enforce against unfair or deceptive acts or practices in or affecting commerce, including acts and practices with respect to data privacy and security), as well as the Electronic Communication Privacy Act and the Computer Fraud and Abuse Act. The United States Congress also has considered, is currently considering, and may in the future consider, various proposals for comprehensive federal data privacy and security legislation, to which we may become subject if passed. If we are found to have violated applicable laws or regulations, we also may be subject to penalties, fines, damages, injunctions or other outcomes that may adversely affect our operations and financial results.

At the state level, we are subject to laws and regulations such as the California Consumer Privacy Act (“CCPA”), as amended by the California Privacy Rights Act (the “CPRA”). The CCPA became effective on January 1, 2020, and limits how we may collect and use personal data, including by requiring companies that process information relating to California residents to make disclosures to consumers about their data collection, use and sharing practices, provide consumers with rights to know and delete personal data and allow consumers to opt out of certain data sharing with third parties. The CCPA also creates an expanded definition of personal data, imposes special rules on the collection of consumer data from minors, and provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase the likelihood and cost of data breach litigation. The potential effects of this legislation are far-reaching and may require us to modify our data processing practices and policies and incur substantial costs and expenses in compliance and potential ligation efforts. Further, the CPRA, which went into effect January 1, 2023, creates certain additional rights for California residents. For example, the CPRA creates the new category of “sensitive personal information,” which covers data types such as precise geolocation information, biometric information, race and ethnicity, and information regarding sex life or sexual orientation. The CPRA also creates new rights for California residents to direct a business to limit the use and disclosure of such information to that which is necessary to perform the services reasonably expected by the consumer and to request that a company correct inaccurate personal data that is retained by us. The Virginia Consumer Data Protection Act, which also became effective on January 1, 2023, gives new data protection rights to Virginia residents and imposes additional obligations on controllers and processors of consumer data similar to the CCPA and CPRA. In addition, other states have signed into law (including Colorado and Connecticut, which laws will become effective July 1, 2023, and Utah, which law will become effective December 31, 2023) or are considering legislation governing the handling of personal data, indicating a trend toward more stringent privacy legislation in the U.S. Moreover, laws in all 50 U.S. states require businesses to provide notice under certain circumstances to consumers whose personal data has been disclosed as a result of a data breach. Existing and evolving compliance obligations in respect of privacy rules relating to marketing and the use of cookies and related advertising technology may also have an impact on the business such as by reducing the use of databases and advertising techniques in order to conduct marketing activities. Compliance failures in this area can result in potential rulings to delete or stop using marketing databases, fines, penalties and claims from individuals. In addition to the existing framework of data privacy laws and regulations, the U.S. Congress, U.S. state legislatures and many states and countries outside the U.S. are considering new privacy and security requirements that would apply to our business. Compliance with current or future privacy, cyber security, data protection, data governance, account access and information and cyber security laws requires ongoing investment in systems, policies and personnel and will continue to impact our business in the future by increasing our legal, operational and compliance costs and could significantly curtail our collection, use, analysis, sharing, retention and safeguarding of personal data and restrict our ability to fully maximize our closed-loop capability, deploy data analytics or AI technology or provide certain products and services, which could materially and adversely affect our profitability. We or our third-party service providers could be adversely affected if legislation or regulations are expanded to require changes in our or our third-party service providers’ business practices or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our or our third-party service providers’ business, results of operations or financial condition.

Our ability to use net operating loss carryforwards to offset future taxable income for U.S. federal tax purposes is subject to limitation and risk that could further limit our ability to utilize our net operating losses.

As of December 31, 2022, our Company had net operating loss carryforwards for federal and state of approximately $100.95 million and $122.65 million respectively. As of December 31, 2021, our Company had net operating loss carryforwards for federal and state of approximately $108.53 million and $141.37 million, respectively. The federal net operating losses will begin to expire in 2032, and state net operating losses begin to expire in 2027, if not utilized. Under current law, federal NOLs generated in taxable years ending after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal NOLs is limited to 80%. NOLs generated prior to January 1, 2018, however, have a 20-year carryforward period, but are not subject to the 80% limitation.

Under U.S. federal income tax law, a corporation’s ability to utilize its NOLs to offset future taxable income may be significantly limited if it experiences an “ownership change” as defined in Section 382 of the Internal Revenue Code, as amended (the “Code”). In general, an ownership change will occur if there is a cumulative change in a corporation’s ownership by “5 percent shareholders” that exceeds 50 percentage points (by value) over a rolling three-year period. A corporation that experiences an ownership change will generally be subject to an annual limitation on the use of its pre-ownership change NOLs equal to the value of the corporation immediately before the ownership change, multiplied by the long-term tax-exempt rate (subject to certain adjustments). Furthermore, our ability to utilize NOLs of companies that we have acquired or may acquire in the future may be subject to similar limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs by federal or state taxing authorities or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to reduce future income tax liabilities. For these reasons, we may not be able to utilize a material portion of the NOLs reflected on our balance sheet, even if we attain profitability, which could potentially result in increased future tax liability to us and could adversely affect our operating results and financial condition.

A significant portion of our total outstanding shares may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.

Although the Sponsor, the members of the Sponsor, the Mondee Stockholders and the members of the Mondee Stockholder were prohibited, through January 19, 2023, from transferring any of our securities, in each case, subject to certain customary exceptions, these shares may now be sold and we have filed, and may in the future file or amend, registration statements to provide for the resale of such shares from time to time. If any of these shareholders or another large institutional shareholder were to sell a substantial number of shares of our common stock at once or in large blocks, or are perceived by the market as intending to sell them, the market price of our common stock could decline.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

Employment Offer Letter with Meredith Waters

On March 21, 2023, we extended Meredith Waters an offer of employment, pursuant to which Meredith Waters would become our Company’s General Counsel effective April 24, 2023. Under the terms of her employment offer letter, Ms. Waters receives: (i) an annualized base salary of $250,000, (ii) an annual grant of $300,000 in RSUs granted pursuant to the 2022 Plan, subject to our Company’s form of RSU Agreement, with the annual grant for 2023 being prorated; (iii) an initial grant of $45,000 in RSUs granted pursuant to the 2022 Plan, subject to our Company’s form of RSU Agreement; and (iv) an annual performance bonus up to 30% Ms. Waters’ base salary, as determined by the Board.

Payment to Asi Ginio in Connection with Orinter Purchase Agreement
In connection with the Orinter Acquisition, the Seller has agreed that upon the release of the 903,202 Escrow Shares from escrow 12 months after the Closing Date, the Seller will transfer 80,000 of those Escrow Shares to Asi Ginio, in connection with general advisory services Mr. Ginio provided to Seller.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

Exhibit No	Description	Form	File No	Exhibit	Filing Date
2.1	Business Combination Agreement, dated as of December 20, 2021, by and among ITHAX Acquisition Corp., ITHAX Merger Sub I, LLC, ITHAX Merger Sub II, LLC, and Mondee Holdings II, Inc.	8-K	001-39943	2.1	December 20, 2021
2.2	Share Purchase and Sale Agreement by and among Mondee Brazil, LLC, Mondee Holdings, Inc., OTT Holding Ltda, Orinter Tour & Travel, S.A., and the other parties thereto, dated as of January 31, 2023	8-K	001-39943	2.1	February 1, 2023
3.1	Amended and Restated Certificate of Incorporation of Mondee Holdings, Inc.	8-K	001-39943	3.1	July 20, 2022
3.2	Bylaws of Mondee Holdings, Inc.	8-K	001-39943	3.2	July 20, 2022
3.3	Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock.	8-K	001-39943	3.1	September 30, 2022
4.1	Specimen Unit Certificate	S-4	333-263727	4.1	March 21, 2022
4.2	Specimen Class A Common Stock Certificate	8-K	001-39943	4.1	July 20, 2022
4.3	Specimen Warrant Certificate	8-K	01-39943	4.2	July 20, 2022
4.4	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K/A	001-39943	4.4	April 19, 2023
4.5	Amended and Restated Warrant Agreement between Continental Stock Transfer & Trust Company and Mondee Holdings, Inc.	8-K	001-39943	4.3	July 20, 2022
4.6	Amendment No. 1 to Amended and Restated Warrant Agreement between Continental Stock Transfer & Trust Company and Mondee Holdings, Inc.	8-K	001-39943	10.1	October 21, 2022
4.7	Warrant Agreement, dated September 29, 2022, by and between Continental Stock Transfer & Trust Company and Mondee Holdings, Inc.	8-K	001-39943	10.3	September 30, 2022

10.1†	Financing Agreement by and between Mondee Holdings, LLC and the "Borrowers," the "Guarantors," the "Lenders" and TCW Asset Management Company, LLC, dated as of December 23, 2019, as amended.	S-4/A	333-266 277	10.43	May 20, 2022
10.2†	Amendment No. 9 to Financing Agreement, dated as of January 11, 2023, by and among Mondee Holdings, Inc., TCW Asset Management Company LLC, and the other parties thereto	8-K	001-39943	10.2	January 18, 2023
10.3†	Amendment No. 10 to Financing Agreement, dated as of January 31, 2023, by and among Mondee Holdings, Inc., TCW Asset Management Company LLC, and the other parties thereto	8-K	001-39943	10.2	February 3, 2023
10.4†	Share Pledge Agreement, by and between Mondee Brazil, LLC and Mondee, Inc., the “Lenders,” Orinter Viagens E Turismo S.A., and TCW Asset Management Company LLC, signed April 14, 2023, effective as of March 28, 2023.	8-K	001-39943	10.3	April 19, 2023
10.5+†	Employment Agreement, dated April 18, 2023, by and between Mondee Holdings, Inc. and Jesus Portillo.	8-K	001-39943	10.1	April 20, 2023
10.6*+†	Employment Offer Letter, dated March 24, 2023, by and between Mondee Holdings, Inc. and Meredith Waters.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a 14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a 14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104**	Cover Page Interactive Data File, formatted in Inline XBRL (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith.
** Furnished herewith.
+ Indicates management contract or compensatory plan.
† Portions of exhibit have been omitted pursuant to Regulation S-K Item 601(a)(5) promulgated under the Exchange Act. The Registrant agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONDEE HOLDINGS, INC.

Date: May 15, 2022	By:	/s/ Prasad Gundumogula
	Name:	Prasad Gundumogula
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2022	By:	/s/ Jesus Portillo
	Name:	Jesus Portillo
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)