Form 10-Q
period 2023-06-30
Mondee Holdings, Inc.
filed 2023-08-14
CIK 1828852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2023
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

As of June 30, 2023, there were 84,242,767 shares of Class A common stock, par value $0.0001 per share issued and outstanding.

MONDEE HOLDINGS, INC.
FORM 10-Q FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
MONDEE HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except stock and par value data) (unaudited)

	June 30, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$48,989	$78,841
Restricted short-term investments	8,899	8,639
Accounts receivable, net of allowance of $6,063 and $4,861 as of June 30, 2023 and December 31, 2022, respectively	110,672	21,733
Contract assets, net of allowance of $0 and $750 as of June 30, 2023 and December 31, 2022, respectively	15,339	5,794
Prepaid expenses and other current assets	7,674	4,673
Total current assets	191,573	119,680
Property and equipment, net	13,561	11,332
Goodwill	76,030	66,420
Intangible assets, net	92,760	57,370
Operating lease right-of-use assets	1,549	1,384
Deferred income taxes	1,538	237
Other non-current assets	2,102	1,674
TOTAL ASSETS	$379,113	$258,097
Liabilities, Redeemable Preferred Stock and Stockholders’ Deficit
Current liabilities
Accounts payable	$117,160	$33,749
Deferred underwriting fee	200	500
Amounts payable to related parties	50	13
Government loans, current portion	74	72
Accrued expenses and other current liabilities	20,016	9,319
Earn-out liability, net, current portion	3,189	—
Deferred revenue	5,942	5,828
Long-term debt, current portion	8,250	7,514
Total current liabilities	154,881	56,995
Deferred income taxes	821	307
Note payable to related party	199	197
Government loans, excluding current portion	151	159
Earn-out liability, net, excluding current portion	4,585	—
Warrant liability	921	1,293
Long-term debt, excluding current portion	145,510	126,882
Deferred revenue, excluding current portion	13,557	14,656
Operating lease liabilities, excluding current portion	1,256	1,620
Other long-term liabilities	3,091	2,713
Total liabilities	324,972	204,822
Commitments and contingencies (Note 11)

Redeemable preferred stock

Series A preferred stock - 250,000,000 shares authorized, $0.0001 par value, 85,000 shares issued and outstanding as of June 30, 2023 and December 31, 2022 (liquidation preference $92,486 and $87,323 as of June 30, 2023 and December 31, 2022, respectively)	88,960	82,597

Stockholders' deficit
Class A Common Stock – 500,000,000 shares authorized, $0.0001 par value, 84,242,767 and 82,266,160 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	8	7
Treasury stock - 2,033,578 and 0 shares of Class A Common Stock as of June 30, 2023 and December 31, 2022, respectively	(20,336)	—
Shareholder receivable	—	(20,336)
Additional paid-in capital	291,004	271,883
Accumulated other comprehensive gains (losses)	2,283	(621)
Accumulated deficit	(307,778)	(280,255)
Total stockholders’ deficit	(34,819)	(29,322)
TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT	$379,113	$258,097
    The accompanying notes are an integral part of these condensed consolidated financial statements.

MONDEE HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except stock and per share data) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues, net	$56,771	$45,656	$106,700	$84,723
Operating expenses
Sales and marketing expenses	40,060	32,407	77,505	59,816
Personnel expenses, including stock-based compensation of $4,467, $81, $6,623, and $155, respectively	12,359	5,752	19,825	11,324
General and administrative expenses, including non-employee stock-based compensation of $337, $0, $742, and $6, respectively	5,227	2,025	9,721	4,465
Information technology expenses	1,376	1,158	2,299	2,464
Provision for credit losses, net	(34)	(121)	(701)	86
Depreciation and amortization	3,803	2,769	7,189	5,586
Restructuring expense (income), net	(168)	—	1,361	—
Total operating expenses	62,623	43,990	117,199	83,741
Income (loss) from operations	(5,852)	1,666	(10,499)	982
Other income (expense)
Interest income	290	134	637	261
Interest expense	(8,415)	(6,601)	(16,632)	(12,830)
Gain on extinguishment of PPP loan	—	2,009	—	2,009
Changes in fair value of warrant liability	393	—	372	—
Other income, net	984	915	1,306	764
Total other expense, net	(6,748)	(3,543)	(14,317)	(9,796)
Loss before income taxes	(12,600)	(1,877)	(24,816)	(8,814)
Provision for income taxes	(2,008)	(236)	(2,707)	(290)
Net loss	(14,608)	(2,113)	(27,523)	(9,104)
Cumulative dividends allocated to preferred stockholders	(2,686)	—	(5,164)	—
Net loss attributable to common stockholders	$(17,294)	$(2,113)	$(32,687)	$(9,104)
Net loss attributable per share to common stockholders
Basic and diluted	$(0.22)	$(0.03)	$(0.43)	$(0.15)
Weighted-average shares used to compute net loss attributable per share to common stockholders
Basic and diluted	77,197,805	60,800,000	76,774,455	60,800,000
The accompanying notes are an integral part of these condensed consolidated financial statements.

MONDEE HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss
(In thousands) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(14,608)	$(2,113)	$(27,523)	$(9,104)
Other comprehensive gain (loss), net of tax
Gain (loss) on currency translation adjustment	2,913	57	2,904	(172)
Comprehensive loss	$(11,695)	$(2,056)	$(24,619)	$(9,276)
The accompanying notes are an integral part of these condensed consolidated financial statements.

MONDEE HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Mezzanine Equity and Stockholders’ Deficit
For the three and six months ended June 30, 2023 and 2022
(In thousands, except stock and par value data) (unaudited)

	Mezzanine Equity		Stockholders' Deficit
	Preferred stock		Class A Common Stock		Treasury Stock		Shareholder	Additional Paid-in- Capital	Accumulated Other Comprehensive Gains (Losses)	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Receivable
Balance at March 31, 2023	85,000	$85,655	83,992,565	$8	2,033,578	$(20,336)	$—	$287,423	$(630)	$(293,170)	$(26,705)
Issuance of common stock related to vesting of restricted stock units	—	—	355,100	—	—	—	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	—	—	(104,898)	—	—	—	—	(1,015)	—	—	(1,015)
Stock-based compensation	—	—	—	—	—	—	—	4,804	—	—	4,804
Currency translation adjustments	—	—	—	—	—	—	—	—	2,913	—	2,913
Net loss	—	—	—	—	—	—	—	—	—	(14,608)	(14,608)
Shares in escrow for Interep Acquisition	—	—	—	—	—	—	—	3,097	—	—	3,097
Accrual of dividends and accretion of redeemable series A preferred stock	—	3,305	—	—	—	$—	—	(3,305)	—	—	(3,305)
Balance at June 30, 2023	85,000	$88,960	84,242,767	$8	$2,033,578	$(20,336)	$—	$291,004	$2,283	$(307,778)	$(34,819)

	Mezzanine Equity		Stockholders' Deficit
	Preferred stock		Class A Common Stock		Treasury Stock		Shareholder	Additional Paid-in- Capital	Accumulated Other Comprehensive Gains (Losses)	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Receivable
Balance at December 31, 2022	85,000	$82,597	82,266,160	$7	—	$—	$(20,336)	$271,883	$(621)	$(280,255)	$(29,322)
Issuance of common stock related to vesting of restricted stock units	—	—	355,100	—	—	—	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	—	—	(104,898)	—	—	—	—	(1,015)	—	—	(1,015)
Stock-based compensation	—	—	—	—	—	—	—	7,365	—	—	7,365
Currency translation adjustments	—	—	—	—	—	—	—	—	2,904	—	2,904
Net loss	—	—	—	—	—	—	—	—	—	(27,523)	(27,523)
Settlement of shareholder receivable	—	—	—	—	2,033,578	(20,336)	20,336	—	—	—	—
Shares in escrow for Orinter Acquisition	—	—	1,726,405	1	—	—	—	16,037	—	—	16,038
Shares in escrow for Interep Acquisition	—	—	—	—	—	—	—	3,097	—	—	3,097
Accrual of dividends and accretion of redeemable series A preferred stock	—	6,363	—	—	—	—	—	(6,363)	—	—	(6,363)
Balance at June 30, 2023	85,000	$88,960	84,242,767	$8	$2,033,578	$(20,336)	$—	$291,004	$2,283	$(307,778)	$(34,819)
Dividends accrued for preferred stockholders were $31.60 and $60.75 per share for the three and six months ended June 30, 2022 and 2023.

MONDEE HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Mezzanine Equity and Stockholders’ Deficit
For the three and six months ended June 30, 2023 and 2022
(In thousands, except stock and par value data) (unaudited)

	Mezzanine Equity		Stockholders' Deficit
	Preferred Stock		Class A Common Stock		Treasury Stock		Shareholder Receivable	Additional Paid-in-Capital	Accumulated Other Comprehensive Gains (Losses)	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at March 31, 2022	—	$—	1	$—	—	$—	$—	$163,545	$(502)	$(197,008)	$(33,965)
Retroactive application of recapitalization	—	—	60,799,999	6	—	—	—	(6)	—	—	—
Balance at March 31, 2022	—	—	60,800,000	6	—	—	—	163,539	(502)	(197,008)	(33,965)
Stock based compensation	—	—	—	—	—	—	—	81	—	—	81
Currency translation adjustment	—	—	—	—	—	—	—	—	57	—	57
Net loss	—	—	—	—	—	—	—	—	—	(2,113)	(2,113)
Balance at June 30, 2022	—	$—	60,800,000	$6	—	$—	$—	$163,620	$(445)	$(199,121)	$(35,940)

	Mezzanine Equity		Stockholders' Deficit
	Preferred stock		Class A Common Stock		Treasury Stock			Shareholder	Additional Paid-in-Capital	Accumulated Other Comprehensive Gains (Losses)	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares		Amount	Receivable
Balance at December 31, 2021	—	$—	1	$—	—		$—	$—	$163,465	$(273)	$(190,017)	$(26,825)
Retroactive application of recapitalization	—	—	60,799,999	6	—	—	—	—	(6)	—	—	—
Balance at December 31, 2021	—	—	60,800,000	6	—		—	—	163,459	(273)	(190,017)	(26,825)
Stock-based compensation	—	—	—	—	—		—	—	161	—	—	161
Currency translation adjustments	—	—	—	—	—		—	—	—	(172)	—	(172)
Net loss	—	—	—	—	—		—	—	—	—	(9,104)	(9,104)
Balance at June 30, 2022	—	$—	60,800,000	$6	—		$—	$—	$163,620	$(445)	$(199,121)	$(35,940)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONDEE HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands) (unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net loss	$(27,523)	$(9,104)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	7,189	5,586
Deferred taxes	62	92
Provision for credit losses, net	(701)	86
Stock-based compensation	7,365	161
Non-cash lease expense and lease impairment charges	457	(76)
Amortization of loan origination fees	4,126	1,638
Payment in kind interest expense	2,807	6,840
Gain on forgiveness of PPP Loan	—	(2,009)
Gain on termination of lease	(337)	—
Unrealized loss on foreign currency exchange derivatives	129	—
Change in the estimated fair value of earn-out considerations and warrant liability	329	(595)
Changes in operating assets and liabilities
Accounts receivable	(20,468)	(10,168)
Contract assets	(8,795)	(4,175)
Prepaid expenses and other current assets	494	(8,990)
Other non-current assets	(377)	(662)
Amounts payable to related parties	25	836
Accounts payable	24,667	10,211
Accrued expenses and other liabilities	(262)	11,224
Deferred revenue	(985)	(857)
Operating lease liabilities	(608)	121
Other long term liabilities	—	5
Net cash (used in) provided by operating activities	(12,406)	164
Cash flows from investing activities
Capital expenditures	(4,474)	(3,472)
Cash paid for acquisitions, net of cash acquired	(21,919)	—
Purchase of restricted short term investments	(231)	—
Net cash used in investing activities	(26,624)	(3,472)
Cash flows from financing activities
Repayment of long term debt	(2,063)	(259)
Loan origination fee for long term debt	(615)	—
Proceeds from long term debt	15,000	—
Payment of offering costs	(3,672)	(835)
Net cash provided by (used in) by financing activities	8,650	(1,094)
Effect of exchange rate changes on cash and cash equivalents	528	(172)
Net decrease in cash and cash equivalents	(29,852)	(4,574)
Cash and cash equivalents at beginning of period	78,841	15,506
Cash and cash equivalents at end of period	$48,989	$10,932

Supplemental cash flow information
Cash paid for interest	5,476	94
Cash paid for income taxes	$85	$—
Non-cash financing and investing activities
Right-of-use assets obtained in exchange for new operating lease liabilities	$246	$2,888

Property and equipment included in accounts payable	$22	$—
Fair value of Class A Common Stock issued in connection with acquisition of Orinter	$16,037	$—
Fair value of Class A Common Stock issued in connection with acquisition of Interep	$3,097	$—
Fair value of earn-out liability issued in connection with acquisition of Orinter	$3,719	$—
Fair value of earn-out liability issued in connection with acquisition of Interep	$1,390	$—
Fair value of earn-out liability issued in connection with acquisition of Consolid	$2,520	$—
Deferred consideration in connection with acquisition of Interep	$683	$—
Deferred financing costs in accrued expenses and other current liabilities at period end	$—	$8,125
Accrued series A preferred stock dividend	$5,164	$—
Interest capitalized for software development	$123	$—
Shares withheld for tax withholding on vesting of restricted stock units	$1,015	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

MONDEE HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In thousands, except stock, units and par value data)
(unaudited)
1.    NATURE OF OPERATIONS
Mondee Holdings, Inc. is a Delaware corporation. We refer to Mondee Holdings, Inc. and its subsidiaries, collectively as “Mondee,” the “Company,” “us,” “we”, “our” and "New Mondee" in these condensed consolidated financial statements. Mondee is a rapid-growth, travel technology company and marketplace with a portfolio of globally recognized brands in the leisure and corporate travel sectors.
Reverse Recapitalization
On July 18, 2022 ( the "Closing Date"), we consummated the business combination pursuant to the Business Combination Agreement, dated December 20, 2021, by and among ITHAX Acquisition Corp. ("ITHAX"), Ithax Merger Sub I, LLC, a Delaware limited liability company and wholly owned subsidiary of ITHAX (“First Merger Sub”), Ithax Merger Sub II, LLC a Delaware limited liability company and wholly owned subsidiary of ITHAX (“Second Merger Sub”) and Mondee Holdings II, Inc., a Delaware corporation (“Legacy Mondee”) (the “Business Combination”).
On the Closing Date, following the domestication, First Merger Sub merged with and into Legacy Mondee, with Legacy Mondee surviving such merger as a wholly owned subsidiary of the Company (the “First Merger”). Immediately following the First Merger, Legacy Mondee merged with and into Second Merger Sub, with Second Merger Sub surviving such merger as a wholly owned subsidiary of the Company.
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
2.    IMMATERIAL CORRECTIONS OF PREVIOUSLY ISSUED QUARTERLY FINANCIAL INFORMATION

During the fourth quarter of the year ended December 31, 2022, the Company identified an error related to arrangements with travel agents which requires the recording of travel agent commissions to revenue with a corresponding off-setting entry to sales and marketing expense. As a result, there was an understatement of revenues, net and reported sales and marketing expenses for the unaudited three and six months ended June 30, 2022. Additionally, the Company identified an error related to the classification of credit card processing fees which should have been recorded in sales and marketing expense rather than revenues, net thereby contributing to the understatement of such financial statement line items. There was no impact to net loss for either period. The Company previously disclosed marketing expenses and sales and other expenses separately through the quarter ended September 30, 2022, and for the year ended December 31, 2022, the Company changed its manner of presentation to its current presentation of sales and marketing expense as one financial statement line item. Management assessed the materiality of these errors and concluded the misstatements were not material to the unaudited financial statements for the period ended June 30, 2022.

The following table summarizes the effect of the revision on the affected financial statement line items, corresponding to the Company’s presentation of the relevant financial statement line item in the period relevant to the error:

(In thousands, except stock, units and par value data)

	Three Months Ended June 30, 2022
	As Previously Reported	Adjustments	As Corrected
Condensed Consolidated Statements of Operations
Revenues, net	$42,650	$3,006	$45,656
Marketing expenses	25,847	2,194	28,041
Sales and other expenses	3,554	812	4,366
Total operating expenses	$40,984	$3,006	$43,990

	Six Months Ended June 30, 2022
	As Previously Reported	Adjustments	As Corrected
Condensed Consolidated Statements of Operations
Revenues, net	$80,303	$4,420	$84,723
Marketing expenses	49,018	2,944	51,962
Sales and other expenses	6,378	1,476	7,854
Total operating expenses	$79,321	$4,420	$83,741
3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Other than policies noted below, there have been no changes to the Company's significant accounting policies described in the annual consolidated financial statements for the year ended December 31, 2022.
Basis of Presentation
We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial reporting. We have included all adjustments necessary for a fair presentation of the results of the interim period. These adjustments consist of normal recurring items. Our interim unaudited condensed consolidated financial statements are not necessarily indicative of results that may be expected for any other interim period or for the full year. These interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2022, previously filed with the Securities and Exchange Commission (“SEC”).
The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, including acquired businesses from the dates of acquisition. All intercompany accounts and transactions have been eliminated in consolidation. The functional currency of the Company's subsidiaries is generally the respective local currency. For international operations, assets and liabilities are translated into U.S. dollars at the rate of exchange existing at the balance sheet date. Income statement amounts are translated at monthly average exchange rates applicable for the period. Translation gains and losses are included as a component of accumulated other comprehensive gains (losses) in the accompanying condensed consolidated balance sheets. Foreign currency transaction gains and losses are included in other income, net in the accompanying condensed consolidated statements of operations.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. We evaluate our estimates on an ongoing basis. We base our estimates on our historical experience and also on assumptions that we believe are reasonable; however, actual results could significantly differ from those estimates.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable from customers are recorded at the original invoiced amounts net of an allowance for doubtful accounts. We make estimates of expected credit losses for our allowance by considering a number of factors, including the

(In thousands, except stock, units and par value data)
length of time trade accounts receivable are past due, previous loss history continually updated for new collections data, the credit quality of our customers, current economic conditions, reasonable and supportable forecasts of future economic conditions and other factors that may affect our ability to collect from customers. The provision for estimated credit losses is recorded in accounts receivable, net of allowance on our condensed consolidated balance sheets.
Foreign Currency Exchange Derivatives
The Company is exposed to foreign currency fluctuations and enters into foreign currency exchange derivative financial instruments to reduce the exposure to variability in certain expected future cash flows. The Company uses foreign currency forward contracts with maturities of up to four months to hedge a portion of anticipated exposures. These contracts are not designated as hedging instruments and changes in fair value are recorded in other income, net on the condensed consolidated statement of operations. Realized gains and losses from the settlement of the derivative assets and liabilities are classified as operating activities on the condensed consolidated statement of cash flows. The foreign currency exchange derivatives are recognized on the condensed consolidated balance sheet at fair value within accrued expenses and other current liabilities. The Company does not hold or issue derivatives for trading purposes.
Revenue Recognition
Our revenues are predominantly generated by providing online travel reservation services, which principally allow travelers to book travel reservations with travel suppliers through our technology solutions. These services are primarily related to reservation of airline tickets. They also include, to a lesser extent, services related to the reservation of hotel accommodations, rental cars, travel packages and purchases of travel insurance and other travel products and services.
We have determined the nature of our promise is to arrange for travel services to be provided by travel suppliers, and are therefore an agent in the transaction, whereby we record as revenue the net commission we receive in exchange for our travel reservation services. In these transactions, the travel supplier is determined to be our customer. Travel suppliers consist of Global Distribution System (“GDS”) service providers and airline companies. Our revenue is earned through mark-up fees and commissions, and is recorded net of estimated cancellation, refunds, and chargebacks. Revenue is recognized when the traveler completes a reservation, as our performance obligation is satisfied upon issuance of the ticket or reservation details to the traveler. From time to time, the Company issues credits or refunds to the traveler in the event of cancellations. Additionally, when travel bookings are made, there is a risk of transaction losses as a result of chargebacks pursued by payment processors in connection with fraudulent charges. We record estimates for chargebacks against our mark-up fees or commission earned upon travel bookings as variable consideration. We record estimates for losses related to chargebacks of the travel supplier cost as sales and marketing expense. Reserves are recorded based on our assessment of various factors, including the amounts of actual chargeback activity during the current year.
We earn incentives from airline companies that are recognized based on the achievement of contractual targets, which primarily relate to the volume of airline ticket bookings that have taken place, and consequently, are not subject to cancellation. We also receive incentives from our GDS service providers based on the volume of segment bookings mediated by us through the GDS systems. Incentive payments from airline companies and GDS service providers are recognized when performance targets are achieved, as it is probable that a significant reversal of any incremental revenue will not occur. This revenue is recognized net of variable consideration, including cancellations, refunds, and shortfall penalty fees, as applicable.
In Brazil and Mexico, the Company partners with financing companies to allow travelers the possibility of purchasing the product of their choice through financing plans established, offered and administrated by such financing companies. Participating financing companies bear full risk of fraud, delinquency, or default by travelers. When travelers elect to finance their purchase, we receive payments from financing companies as installments become due regardless of when the traveler makes the scheduled payments. In most cases, we receive payments before travel occurs or during travel, and the period between completion of booking and receipt of scheduled payments is typically one year or less. The Company uses the practical expedient and does not recognize a significant financing component when the difference between payment and revenue recognition is less than a year.
In partnering with the financing companies mentioned above, the Company has the option to collect payments upfront or receive in installments as they become due. Upfront payments are determined to be factoring transactions, and therefore financing fees associated with these payments are recorded within interest expense. Financing fees for payments received in installments are recorded within sales and marketing expense. During the three and six months ended June 30, 2023, the

(In thousands, except stock, units and par value data)
Company incurred factoring fees of $697 and $1,075, respectively, which represents 10% and 8%, respectively, of the total other income, net on the condensed consolidated statements of operations.
In addition to travel-related revenue, we also earn incentives from fintech programs held with banks and financial institutions, which we leverage in our payment processing and settlement platform. Our fintech programs include a wide array of payment options, such as credit cards, wallets, alternate payment methods, and next generation fraud protection tools. These incentives received are based on the aggregate transaction amounts processed by us.
Our Rocketrip platform offers a corporate travel cost savings solution through its technology platform. We generate subscription revenues from customers who are provided access to our platform as software-as-a-service ("SaaS"). When the customer signs up to use the platform, payment is collected upfront. Subscription revenue is recognized on a straight-line basis over the term of the agreement using a time-based measure of progress, as the nature of the Company’s promise to the customer is to stand ready to provide platform access.

TripPlanet is an end-to-end business travel platform for small-to-medium sized enterprises, membership organizations, associations, educational institutions, and non-governmental organizations. The platform combines the Company's global content hub, marketplace, and conversational commerce engine to provide organizations discounted rates for airfare, hotels, and car rentals using our private platform. Individuals within these organizations can also utilize the platform for leisure travel. When the customer signs up to use the platform, payment is collected upfront. Subscription revenue is recognized on a straight-line basis over the term of the agreement using a time-based measure of progress, as the nature of the Company’s promise to the customer is to stand ready to provide platform access. The subscription term is generally one month or one year depending on the type of subscription purchased. The Company also earns variable consideration from commissions and margins earned from each travel booking made on the platform. The Company applies the series guidance variable consideration estimation exception to recognize the variable fees upon the completion of travel bookings as this is when our performance obligation is satisfied.

Unpub provides consumer groups access to a subscription-based private membership travel platform where they can purchase flights, reserve hotel rooms and rental cars, and receive member benefits. When the customer signs up to use the platform, payment is collected upfront. Subscription revenue is recognized on a straight-line basis over the term of the agreement using a time-based measure of progress, as the nature of the Company’s promise to the customer is to stand ready to provide platform access. The subscription term is generally for one year. The Company also earns variable consideration from commissions and margins earned from each travel booking made on the platform. The Company applies the series guidance variable consideration estimation exception to recognize the variable fees upon the completion of travel bookings as this is when our performance obligation is satisfied.
Certain Risks and Concentrations
Our business is subject to certain risks and concentrations including dependence on relationships with travel suppliers, primarily airlines, dependence on third-party technology providers, exposure to risks associated with online commerce security and payment related fraud. We also rely on GDS service providers and third-party service providers for certain fulfillment services.
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Significant concentrations are those that represent more than 10% of the Company's total revenue or total accounts receivable and contract assets. As of June 30, 2023, there were two financing companies that accounted for 63% and 13% of the total accounts receivable balance at period end. As of December 31, 2022, two customers accounted for 23% of total accounts receivable and contract assets. The Company performs credit evaluations of its customers and generally does not require collateral for sales on credit. The Company’s accounts receivable comprises of amounts due from affiliates, airline companies, GDS service providers and financing companies, which are well established institutions that the Company believes to be of high quality. The Company reviews accounts receivable balances to estimate the expected credit loss and record it within the allowance for doubtful accounts.
The Company’s cash and cash equivalents are on deposit with major financial institutions. Such deposits may be in excess of insured limits. The Company has not experienced any losses due to institutional failure or bankruptcy.
Recently Adopted Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” or

(In thousands, except stock, units and par value data)
ASU No. 2016-13. The amendments in ASU No. 2016-13 introduce an approach based on expected losses to estimated credit losses on certain types of financial instruments, modify the impairment model for available-for-sale debt securities and provide for a simplified accounting model for purchased financial assets with credit deterioration since their origination. The new standard requires financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The Company adopted ASU 2016-13 as of January 1, 2023 with no material impact to its condensed consolidated financial statements.
In October 2021, the FASB issued new guidance related to recognizing and measuring contract assets and contract liabilities from contracts with customers acquired in a business combination. The new guidance will require acquiring entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination as compared to current U.S. GAAP where an acquirer generally recognizes such items at fair value on the acquisition date. The new guidance is effective on a prospective basis for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company adopted this guidance as of January 1, 2023 and applied Topic 606 to recognize and measure contract assets and contract liabilities of business combinations executed beginning January 1, 2023 and onwards.
Recently Issued Accounting Pronouncements Not Yet Adopted
The Company has considered the applicability of recently issued accounting pronouncements by the FASB and have determined that they are either not applicable or are not expected to have a material impact on the Company's condensed consolidated financial statements.
Change in Financial Statement Presentation
In connection with the preparation of its condensed consolidated financial statements as of and for the three and six months ended June 30, 2023 and 2022, the Company changed the presentation of “Sales and other Expense” and “Marketing Expense” within the condensed consolidated statement of operations. The Company combined “Sales and other Expense” and “Marketing Expense” into “Sales and Marketing Expense”. The change is a result of an increased overlap between the nature and purpose of expenses that fall within these groups. This change in presentation has been applied retrospectively and does not change any previously reported subtotals or totals on the condensed consolidated statement of operations and comprehensive loss.
4.    FAIR VALUE MEASUREMENT
The Company evaluates assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period.
The following table sets forth the Company’s financial liabilities that were measured at fair value, on a recurring basis:

	June 30, 2023
	Level 1	Level 2	Level 3	Total
Liabilities
Warrant liability - private placement warrants(1)	$—	$—	$921	$921
Orinter earn-out consideration(2)	—	—	4,220	4,220
Consolid earn-out consideration(3)	—	—	2,630	2,630
Interep earn-out consideration(4)	—	—	1,480	1,480
Foreign currency exchange derivatives(5)	—	289	—	289
Total liabilities	$—	$289	$9,251	$9,540

(In thousands, except stock, units and par value data)

	December 31, 2022
	Level 1	Level 2	Level 3	Total

Liabilities
Warrant liability - private placement warrants(1)	$—	$—	$1,293	$1,293
______________________________

(1)
On February 1, 2021, with the closing of its initial public offering, ITHAX consummated the sale of 675,000 private placement units, including the exercise by the underwriters of their over-allotment option. As of June 30, 2023, the Company had 232,500 private placement warrants outstanding.

(2)
The Orinter earn-out consideration represents arrangements to pay the former owners of Orinter, which was acquired by the Company in 2023. The undiscounted maximum payment under the arrangement is $10,000 in aggregate at the end of fiscal years 2023 through 2025. As of June 30, 2023, no payments have been made. Earn-out consideration is included in earn-out liability, net, current portion and earn-out liability, net, excluding current portion on the Company's condensed consolidated balance sheets.

(3)
The Consolid earn-out consideration represents arrangements to pay the former owners of Consolid, which was acquired by the Company in 2023. The Company may be required to make earn-out payments up to an aggregate of $1,000 and 400,000 shares of common stock contingent on Consolid meeting certain adjusted EBITDA targets. As of June 30, 2023, no payments have been made. Earn-out consideration is included in earn-out liability, net, current portion and earn-out liability, net, excluding current portion on the Company's condensed consolidated balance sheets.

(4)
The Interep earn-out consideration represents arrangements to pay the former owners and key executives of Interep, which was acquired by the Company in 2023. The Company may be required to make earn-out payments of up to $3,000 contingent upon Interep reaching specified EBITDA targets by the end of fiscal year 2025. As of June 30, 2023, no payments have been made. Earn-out consideration is included in earn-out liability, net, current portion and earn-out liability, net, excluding current portion on the Company's condensed consolidated balance sheets.

(5)
The Company uses foreign currency forwards contracts with maturities of up to 4 months to hedge a portion of anticipated exposures. The foreign currency exchange derivatives are recognized on the condensed consolidated balance sheet at fair value within accrued expenses and other current liabilities.

Short-Term Financial Assets and Liabilities
The fair value of Company’s short-term financial assets and liabilities including cash and cash equivalents, accounts receivable, accounts payable, deferred underwriting fee, and accrued expenses approximated their carrying values as of June 30, 2023 and December 31, 2022, due to their short-term nature. The Company’s restricted short-term investments are certificate of deposits held at banks and the Company intends to hold to maturity, and as such are recorded on an amortized cost basis. All of the Company's outstanding debt are recorded on an amortized cost basis.
Foreign Currency Exchange Derivatives
The notional amount of the foreign currency exchange derivatives outstanding as of June 30, 2023 is $6,404. The notional amount of a foreign currency forward contract is the contracted amount of foreign currency to be exchanged and is not recorded in the balance sheets. The changes in fair value of the foreign currency exchange derivatives are recorded in other income, net in the condensed consolidated statement of operations for the three and six months ended June 30, 2023 is $117 and $129, respectively.
Roll-forward of Level 3 Recurring Fair Value Measurements
The following tables summarizes the fair value adjustments for liabilities measured using significant unobservable inputs (Level 3):

(In thousands, except stock, units and par value data)
Earn-out consideration

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Balance, beginning of period	$3,890	$762	$—	$597
Additions of earn-out consideration with the acquisition of Orinter	—	—	3,719	—
Additions of earn-out consideration with the acquisition of Interep	1,390	—	1,390	—
Additions of earn-out consideration with the acquisition of Consolid	2,520	—	2,520	—
Change in the estimated fair value of earn-out consideration	530	(760)	701	(595)
Balance, end of the period	$8,330	$2	$8,330	$2
The earn-out consideration consists of the fair values of the contingent consideration for the acquisition of Orinter, Interep and Consolid. See Note 6 for further detail. The earn-out considerations are fair valued using the Monte Carlo Method and is a Level 3 measurement because the Company estimates projections during the earn-out period utilizing various potential pay-out scenarios. The Monte Carlo simulation method repeats a process thousands of times in an attempt to predict all the possible future outcomes. At the end of the simulation, several random trials produce a distribution of outcomes that are then analyzed to determine the average present value of the earn-out liability. The valuation model utilized the following assumptions for the valuation of the earn-out liabilities as of June 30, 2023:

	Orinter	Interep	Consolid
Cost of equity	27.0%	32.0%	28.0%
EBITDA volatility	48.0%	105.0%	63.0%
Equity volatility	59.0%	59.0%	59.0%
Required metric risk premium	22.0%	57.0%	30.0%
Management's projected EBITDA	$11,121 - $13,485	$5,085 - $6,628	$1,596 - $1,993
Risk-neutral adjustment factor	0.78 - 0.95	0.57 - 0.89	0.82 - 0.89
Risk-neutral EBITDA	$10,398 - $10,578	$3,621 - $4,672	$1,385 - $1,591
The earn-out consideration is recorded in earn-out liability, net, current portion and earn-out liability, net, excluding current portion on the Company’s condensed consolidated balance sheets. Changes to the unobservable inputs do not have a material impact on the Company’s condensed consolidated financial statements. The Company recognized a loss of $530 and $701 for the remeasurement of the earn-out liabilities during the three and six months ended June 30, 2023, respectively, recorded as general and administrative expenses within the condensed consolidated statements of operations.
Private placement warrant liability

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Balance, beginning of period	$1,314	$—	$1,293	$—
Change in the estimated fair value of warrants	(393)	—	(372)	—
Balance, end of the period	$921	$—	$921	$—
The private placement warrant liability is fair valued using the Black-Scholes option-pricing model. The following table provides quantitative information regarding assumptions used in the Black-Scholes option-pricing model to determine the fair value of the private placement warrants as of June 30, 2023 and December 31, 2022:

(In thousands, except stock, units and par value data)

	June 30, 2023	December 31, 2022
Stock price	$8.91	$10.88
Term (in years)	4.1	4.6
Expected volatility	62.0%	60.0%
Risk-free rate	4.3%	4.1%
Dividend yield	—%	—%
Changes to the unobservable inputs do not have a material impact on the Company’s condensed consolidated financial statements. The Company recognized a gain of $393 and $372 during the three and six months ended June 30, 2023, respectively, recorded in changes in fair value of warrant liability within the condensed consolidated statements of operations.
There were no transfers between Level 1, Level 2 or Level 3 fair value hierarchy categories of financial instruments for the six months ended June 30, 2023 and the twelve months ended December 31, 2022.
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
For the three and six months ended June 30, 2023 and 2022, respectively, the Company has not recorded any impairment charges on non-financial assets.
5.    REVENUE
Disaggregation of Revenue
The Company believes that the disaggregation based on the reportable segments best depicts how the nature, amount, timing and uncertainty of our revenues and cash flows are affected by industry, market, and other factors. As described in Note 13, the Company has two reportable segments, travel marketplace and SaaS platform.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue from travel marketplace	$56,652	$45,403	$106,201	$84,178
Revenue from SaaS platform	119	253	499	545
	$56,771	$45,656	$106,700	$84,723
Contract Balances
The timing of revenue recognition, billing, and cash collection results in the recognition of accounts receivable, contract assets and contract liabilities on the condensed consolidated balance sheets.
Contract assets represent unbilled and accrued incentive revenues from airline companies and our GDS service providers based on the achievement of contractual targets defined at contract inception.
Contract liabilities, discussed below, are recorded as deferred revenue on the condensed consolidated balance sheets and disclosures. Cash received that are contingent upon the satisfaction of performance obligations are accounted for as deferred revenue. Deferred revenue primarily relates to cash advances received from GDS service providers for future bookings of airline tickets.

(In thousands, except stock, units and par value data)
The opening and closing balances of accounts receivable and deferred revenue are as follows:

	Accounts Receivable	Contract Asset	Deferred Revenue
Ending Balance as of December 31, 2022	$21,733	$5,794	$20,484
Increase/(decrease), net	88,939	9,545	(985)
Ending Balance as of June 30, 2023	$110,672	$15,339	$19,499
During the six months ended June 30, 2023, the Company recognized revenue of $1,830 from the deferred revenue balance as of December 31, 2022.
As of June 30, 2023, the Company expects approximately 30% of total deferred revenue to be realized within one year, approximately 35% within one to three years and the remaining 35% within four to six years.
6.    BUSINESS COMBINATIONS

Orinter Acquisition

On January 31, 2023 (the "Orinter Closing Date"), the Company executed the Share Purchase and Sale Agreement (the "Orinter Purchase Agreement") to acquire all of the outstanding equity interests in Orinter Tour & Travel, S.A. ("Orinter") from OTT Holding Ltd (the "Sellers") (such transactions contemplated by the Orinter Purchase Agreement, the “Orinter Acquisition”). Orinter is a high-growth and leading travel provider that currently serves a multitude of travel companies, with a strong presence in Brazil and Latin America. Through this acquisition, the Company has expanded its geographic footprint to include Brazil's domestic and outbound travel market. Additionally, Orinter’s direct relationships with Latin American hotels will provide valuable cross-sell opportunities for the Company.
The acquisition date fair value of consideration transferred for Orinter is as follows:

Cash consideration (i)	$21,556
Issuance of Class A Common Stock (ii)	16,037
Fair value of earn-out consideration (iii)	3,719
Total purchase price consideration	$41,312

i.Cash consideration of $20,020 paid and $1,536 holdback consideration transferred to an escrow account as a guarantee in case of necessity of reimbursement, payment and/or use by Orinter for fulfillment of obligations of Orinter deriving from customers credits and customers prepayment.
ii.Issuance of 1,726,405 shares of common stock to be maintained in an escrow account. The release of the shares are as follows: (a) 903,202 after a period of 12 months from the Orinter Closing Date, and (b) 823,203 shares after a period of 24 months from the Orinter Closing Date.
iii.The purchase price consideration includes an earn-out obligation of $10,000 (paid in equal installments over 3 years) contingent on Orinter meeting EBITDA targets of $10,500, $11,500, and $12,500, for the years ended December 31, 2024, 2025 and 2026, respectively.

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

Assets acquired:	Estimated Fair Value
Cash	$624
Accounts receivable	40,431
Prepaid expenses and other current assets	1,447
Property and equipment	336

(In thousands, except stock, units and par value data)

Goodwill	6,905
Operating lease right-of-use-assets	172
Intangible assets	29,180
Fair value of assets acquired	79,095
Liabilities assumed:
Accounts payable	31,243
Accrued expenses and other current liabilities	6,437
Operating lease liabilities	103
Fair value of liabilities assumed	37,783
Total purchase consideration	$41,312

During the measurement period, not to exceed one year from the date of acquisition, we may record adjustments to the assets acquired and liabilities assumed, with a corresponding offset to goodwill.

Goodwill

The excess of the purchase price consideration over the fair values assigned to the assets acquired and liabilities assumed was recorded as goodwill. The resulting goodwill is primarily attributable to expected post-acquisition synergies from integrating Orinter’s technology with Mondee’s platform and technology. Goodwill recorded in connection with the acquisition was allocated to the travel marketplace segment and is amortizable for income tax purposes. The goodwill attributable to the acquisition was recorded as a non-current asset and is not amortized but is subject to an annual review for impairment.

Identifiable Intangible Assets

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition:

	Useful life (years)	Fair value
Customer relationships	11	$21,500
Trade names	15	7,680
Total acquired intangibles		$29,180

Since the acquisition, Orinter was included in the Company's travel marketplace segment.

Acquisition costs related to the Orinter Acquisition were not material. The amounts of revenue and pretax net income of Orinter included in the Company’s condensed consolidated statement of operations from the Orinter Closing Date to June 30, 2023 were $24,923 and $5,359, respectively.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information gives effect to the acquisition of Orinter as if it were consummated on January 1, 2022 (the beginning of the comparable prior reporting period), including certain pro forma adjustments that were directly attributable to the Orinter Acquisition, including additional amortization adjustments for the fair value of the assets acquired. This data is presented for informational purposes only and is not intended to represent or be indicative of the results of operations that would have been reported had the acquisition occurred on January 1, 2022. Actual results may differ from the unaudited combined pro forma information presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$15,872	$10,560	$29,343	$19,452
Net earnings	3,211	1,554	5,046	1,806

Interep Acquisition

(In thousands, except stock, units and par value data)
On May 12, 2023 (the “Interep Closing Date”), the Company acquired all of the outstanding stock of Interep Representações Viagens E Turismo S.A. (“Interep”, such transaction referred to as the "Interep Acquisition") . Interep is a Brazilian travel operator that focuses on the upscale segment of the travel market. This acquisition further expands the Company's geographical footprint in Latin America, enhance its product offerings and provide a complementary distribution network to that of Orinter, given Interep's focus on the luxury market.

The acquisition date fair value of consideration transferred for Interep is as follows:

Cash consideration (i) (ii)	$4,633
Issuance of Class A Common Stock (iii)	3,097
Other consideration - travel credit (iv)	50
Fair value of earn-out consideration (v)	1,390
Total purchase consideration	$9,170

In connection with the acquisition, the Company agreed to pay total consideration of (i) $4,000 on the Interep Closing Date, (ii) a deferred payment of $720 paid in 36 installments, (iii) 411,000 shares of Company Class A Common Stock, (iv) $50 in travel credits, and (v) an earn-out component up to an aggregate of $3,000 contingent on Interep meeting certain adjusted EBITDA targets. The 411,000 shares of Company Class A Common Stock were legally issued on July 12, 2023.

The Company estimated the preliminary fair value of acquired assets and liabilities as of the effective time of the Interep Acquisition based on information currently available and continues to adjust those estimates upon refinement of market participant assumptions for integrating businesses. As the Company finalizes the fair value of assets acquired and liabilities assumed, additional purchase price adjustments may be recorded during the measurement period, but no later than one year from the date of the Interep Acquisition. The Company will reflect measurement period adjustments, if any, in the period in which the adjustments are recognized, to the assets acquired and liabilities assumed, with a corresponding offset to goodwill. Final determination of the fair values may result in further adjustments to the values presented in the following table.

Assets acquired:	Estimated Fair Value
Cash	$2,925
Accounts receivable	21,697
Prepaid expenses and other current assets	683
Property and equipment	61
Operating lease right-of-use-assets	63
Other non-current assets	9
Deferred income tax asset	265
Goodwill	558
Intangible assets	7,060
Fair value of assets acquired	33,321
Liabilities assumed:
Accounts payable	22,962
Accrued expenses and other current liabilities	1,112
Operating lease liabilities	63
Other long-term liabilities	14
Fair value of liabilities assumed	24,151
Total purchase consideration	$9,170

The Company recorded $4,880 for customer relationships with an estimated useful life of 7.5 years, and $2,180 for trade names with an estimated useful life of 15 years. The resulting goodwill is primarily attributable to the assembled workforce and expanded market opportunities from the Interep Acquisition. Goodwill recorded in connection with the acquisition was allocated to the travel marketplace segment and is amortizable for income tax purposes. Acquisition costs related to the Interep Acquisition were not material.

(In thousands, except stock, units and par value data)
The Company has included the financial results of Interep in its condensed consolidated financial statements from the Interep Closing Date, which have not been material to date. Pro forma results of operations have not been presented because the effect of the acquisition was not material to the condensed consolidated statements of operations.

Consolid Acquisition

On May 12, 2023 (the “Consolid Closing Date”), the Company acquired all of the outstanding stock in Consolid Mexico Holding, S.A. P.I. de C.V. ("Consolid") (such transaction referred to as the "Consolid Acquisition”). Consolid is a high-growth, leading travel provider based in Mexico with the main objective of generating higher income for travel agencies in Mexico and around the world through first-class technological tools with products and services. Through this acquisition, the Company expands its geographic footprint in Mexico's domestic and outbound travel market, as well as in other areas of Latin America.

The acquisition date fair value of consideration transferred for Consolid is as follows:

Amount
Cash consideration	$3,406
Fair value of earn-out consideration	2,520
Total purchase consideration	$5,926

In connection with the Consolid Acquisition, the Company agreed to pay cash consideration of $3,406 and an earn-out component up to an aggregate of $1,000 cash and 400,000 shares of Company Class A Common Stock, contingent on Consolid meeting certain adjusted EBITDA targets. The Company intends to claw back the net working capital adjustment of $556 net of future earn-out payments, and therefore, the $556 is recorded net against the fair value of the earn-out liability on the condensed consolidated balance sheet since these amounts have the right to offset.

The Company estimated the preliminary fair value of acquired assets and liabilities as of the effective time of the Consolid Acquisition based on information currently available and continues to adjust those estimates upon refinement of market participant assumptions for integrating businesses. As the Company finalizes the fair value of assets acquired and liabilities assumed, additional purchase price adjustments may be recorded during the measurement period, but no later than one year from the date of the Consolid Acquisition. The Company will reflect measurement period adjustments, if any, in the period in which the adjustments are recognized, to the assets acquired and liabilities assumed, with a corresponding offset to goodwill. Final determination of the fair values may result in further adjustments to the values presented in the following table.

Assets acquired:	Estimated Fair Value
Cash	$4,050
Accounts receivable	3,569
Prepaid expenses and other current assets	1,236
Deferred income tax assets	1,067
Property and equipment	90
Goodwill	1,709
Operating lease right-of-use-assets	143
Intangible assets	1,682
Other non-current assets	41
Fair value of assets acquired	13,587
Liabilities assumed:
Accounts payable	5,441
Accrued expenses and other current liabilities	1,261
Operating lease liability	143
Deferred income tax	505
Other long-term liabilities	311
Fair value of liabilities assumed	7,661
Total purchase consideration	$5,926

(In thousands, except stock, units and par value data)

The intangible assets acquired include for customer relationships with a fair value of $924 and an estimated useful life of 8.5 years, as well as trade names with a fair value of $758 and an estimated useful life of 15 years. The Company recorded approximately $1,709 of goodwill, which is primarily attributed to the assembled workforce and expanded market opportunities obtained through the Consolid Acquisition. Goodwill recorded in connection with the acquisition was allocated to the travel marketplace segment and is not deductible for income tax purposes. Acquisition costs related to the Consolid Acquisition were not material.

The Company has included the financial results of Consolid in its condensed consolidated financial statements from the Consolid Closing Date, which have not been material to date. Pro forma results of operations have not been presented because the effect of the acquisition was not material to the condensed consolidated statements of operations.
7.    GOODWILL AND INTANGIBLE ASSETS, NET
The following table presents the changes in goodwill by reportable segments:

	Travel Marketplace	SaaS Platform	Total
Balance as of December 31, 2022	$58,999	$7,421	$66,420
Additions	9,172	—	9,172
Foreign currency translation impact	438	—	438
Balance as of June 30, 2023	$68,609	$7,421	$76,030
Indefinite-lived Intangible Assets. Our indefinite-lived intangible assets relate to trade names acquired in various acquisitions in past periods. Intangible assets, net includes indefinite-life intangible assets of $12,028 as of June 30, 2023 and December 31, 2022, respectively.
Definite-life intangible assets, net consisted of the following as of June 30, 2023:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$89,402	$(32,569)	$56,833
Trade name	20,692	(5,767)	14,925
Acquired technology	7,430	(7,430)	—
Supplier relationships	5,767	(1,346)	4,421
Developed technology	7,220	(2,667)	4,553
Covenants not to compete	332	(332)	—
Balances as of June 30, 2023	$130,843	$(50,111)	$80,732
Definite-life intangible assets, net consisted of the following as of December 31, 2022:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$60,778	$(29,288)	$31,490
Trade name	9,580	(5,295)	4,285
Acquired technology	7,430	(7,430)	—
Supplier relationships	5,767	(1,153)	4,614
Developed technology	7,220	(2,267)	4,953
Covenants not to compete	332	(332)	—
Balances as of December 31, 2022	$91,107	$(45,765)	$45,342

(In thousands, except stock, units and par value data)
Amortization expense for intangible assets was $2,329 and $1,584 for the three months ended June 30, 2023 and 2022, respectively, and $4,290 and $3,169 for the six months ended June 30, 2023 and 2022, respectively.
The estimated future amortization expense related to intangible assets with definite lives is as follows:

Fiscal years ending December 31,
2023 (remaining six months)	$4,992
2024	9,983
2025	9,805
2026	9,449
2027	9,449
Thereafter	37,054
$80,732
8.    DEBT

The following table summarizes the Company's outstanding borrowing arrangements, excluding governmental loans:

	As of June 30,	As of December 31,
	2023	2022
Term Loan B	$104,371	$106,250
Term Loan A	14,816	—
Term Loan B payment in-kind interest	49,201	46,518
Term Loan A payment in-kind interest	247	—
Others	—	14
Total outstanding principal balance	168,635	152,782
Less: Term Loan B unamortized debt issuance costs and discounts	(14,541)	(18,386)
Less: Term Loan A unamortized debt issuance costs and discounts	(334)	—
Total debt	153,760	134,396
Less: Current portion of long-term debt	(8,250)	(7,514)
Long-term debt, excluding current portion	$145,510	$126,882

TCW Credit Agreement

On December 23, 2019, the Company, entered into a financing agreement (the “TCW Agreement”) with TCW (the "Lenders") consisting of a $150,000 multi-draw term loan with a maturity date of December 23, 2024 (the “TCW Term Loan”). Additionally, on the same day, the Company entered into a revolving credit facility (" TCW LOC") with an aggregate principal amount not exceeding $15,000. Undrawn balances available under the revolving credit facility are subject to commitment fees of 1%. These facilities are guaranteed and are secured by substantially all of the assets of the Company.

On January 11, 2023, the Company executed a Ninth Amendment to the financing agreement with TCW (the “Ninth Agreement”), wherein Wingspire Capital LLC ("Wingspire") became a party to the TCW Agreement. Wingspire funded an additional $15,000 of term loan commitment on top of the already outstanding TCW Term Loan (the “Wingspire Term Loan”). Additionally, the Ninth Amendment split the TCW Term Loan into two loans (“Term Loan A” and “Term Loan B”). Term Loan A will be represented by Wingspire with an outstanding principal balance of $30,000 and Term Loan B will be represented by TCW with an outstanding principal balance of $137,753. Additionally, pursuant to the Ninth Amendment, Wingspire consented to take over the TCW LOC for a principal amount not to exceed $15,000.

(In thousands, except stock, units and par value data)
Until January 11, 2024, the Company has the option to increase Term Loan A by $20,000 under two conditions: (i) the Company must have a trailing 12-month EBITDA of at least $25,000; and (ii) the Company must draw in increments of at least $5,000.

On January 31, 2023, the Company executed a tenth amendment to the TCW Agreement (the “Tenth Amendment”). The Tenth Amendment (1) set forth the terms on which we could acquire Tour & Travel, S.A. (“Orinter”), pursuant to that certain Share Purchase and Sale Agreement, dated as of January 31, 2023, among us, Mondee Brazil, LLC, a Delaware limited liability company (“Mondee Brazil”), OTT Holdings Ltda. (“OTT Holdings”), Orinter, and the other parties named therein (the “Orinter Purchase Agreement”); (2) set forth the terms on which we could pay the earn-out payment contemplated to be paid to OTT Holdings and certain key executives of OTT Holdings pursuant to the Orinter Purchase Agreement; (3) required that Mondee Brazil join as a party to the TCW Agreement and the Security Agreement (as defined in the TCW Agreement); (4) required that Mondee, Inc. pledge 100% of the equity interests of Mondee Brazil; and (5) required that Mondee Brazil and Mondee Inc. pledge 100% of the equity interests of Orinter.

The effective interest on Term Loan B for the six months ended June 30, 2023, and 2022 is 24% and 16%, respectively. The effective interest on the Term Loan A for the six months ended June 30, 2023 is 17%.

As of June 30, 2023, and December 31, 2022, the total estimated fair value of the Company’s TCW Credit Agreement was $140,033 and $143,651, respectively. As of June 30, 2023, the total fair value of the Company's Wingspire loan was $13,734. The fair value of debt is calculated using a market-based discount rate.
9.    EQUITY
Class A Common Stock
As of June 30, 2023, the Company had authorized a total of 500,000,000 shares for issuance of common stock, of which 84,242,767 shares are issued and outstanding. Not reflected in the shares issued and outstanding is approximately 97,449 shares related to RSUs that vested during the three months ended June 30, 2023, but have not been settled and issued.
As of December 31, 2022, the Company had 82,266,160 shares of the Company's common stock issued and outstanding. Not reflected in the shares issued and outstanding is approximately 331,600 shares related to RSUs that vested in 2022, but had not been settled and issued.

Warrants
As of June 30, 2023 and December 31, 2022, the Company had the following common stock warrants outstanding:

	Warrants	Exercise Price	Issuance Date	Expiration
Private Placement Warrants	232,500	$11.50	7/18/2022	7/18/2027
Common Stock Warrants	1,275,000	11.50	9/29/2022	9/29/2027
Total	1,507,500
10.    STOCK-BASED COMPENSATION
2022 Equity Incentive Plan
The Board adopted, and the stockholders of the Company approved, the 2022 Plan, effective as of the Closing Date. The maximum number of shares of common stock that may be issued pursuant to the 2022 Plan is 9,615,971.
Restricted Stock Units
RSU activity during the six months ended June 30, 2023 was as follows:

(In thousands, except stock, units and par value data)

	Number of Restricted Stock Incentive Units Outstanding	Weighted-Average Grant Date Fair Value
Unvested - December 31, 2022	105,000	$9.40
Granted	552,855	10.20
Vested	(120,949)	10.20
Forfeited or canceled	—	—
Unvested – June 30, 2023	536,906	$10.20
The Company recognized $1,366 and $1,427 in personnel expense for RSUs in the three and six months ended June 30, 2023. The Company recognized $48 and $168, respectively, in general and administrative expense for RSUs in the three and six months ended June 30, 2023. There were no RSUs outstanding during the three and six months ended June 30, 2022 and thus no expense was incurred during those periods.
Secondary Sale
In June 2023, the Company facilitated the sale of 5,250,000 shares of the Company’s Class A Common Stock at a price of $10.00 per share to investors for an aggregate purchase price of $52,500. Of the 5,250,000 shares that were sold in the transaction, 2,148,783 shares of common stock were sold by current and former employees. The Company did not receive any proceeds from the secondary sale, however, as the shares were sold above fair value, the Company recognized the excess purchase price paid above fair value to current and former employees as stock-based compensation expense. The Company recognized $1,848 in personnel expense on the condensed consolidated statement of operations for the three and six months ended June 30, 2023.
Of the 5,250,000 shares sold, 2,122,529 shares, or an aggregate purchase price of $1,825, were sold by related parties of the Company.
Earn-out Shares

Earn-out shares were issued following the closing of the reverse recapitalization on July 18, 2022. Holders of the earn-out shares are entitled to the right to receive up to an aggregate amount of 9,000,000 shares of common stock. The earn-out shares would vest in equal thirds if the trading price of the Company's common stock was greater than or equal to $12.50, $15.00, and $18.00 for any 20 trading days in any 30 consecutive trading day period, at any time during the period beginning on the first anniversary of the Closing Date and ending on the fourth anniversary of the Closing Date. These earn-out shares were determined to be equity-classified

As of June 30, 2023, the earn-out shares were allocated as follows:

Shareholder Type	Grant Date	Number of Shares
Employee	7/18/2022	6,000,000
Investor	7/18/2022	500,000
Employee	9/7/2022	900,000
Non-employee	9/12/2022	200,000
Employee	4/20/2023	180,000
Unallocated shares	—	1,220,000
Total		9,000,000
Except for the 380,000 earn-out shares allocated on September 12, 2022 and April 20, 2023, the remaining earn-out shares have been legally issued to the respective shareholders and have restrictions that prohibit the shareholders from transferring them until the vesting market conditions are met. These earn-out shares in escrow are not considered outstanding for accounting purposes until resolution of the earn-out contingency.
The estimated grant date fair value of these allocated shares was determined using the Monte Carlo simulation method. Assumptions used in the valuation were as follows:

(In thousands, except stock, units and par value data)

April 20, 2023
Fair value of Class A Common Stock	$10.70
Selected volatility	65.0%
Risk-free interest rate	3.9%
Contractual term (years)	3.2
The Company recognized $1,242 and $3,336 of compensation expense for employees to personnel expenses within the condensed consolidated statement of operations for the three and six months ended June 30, 2023, respectively. The non-employee is an advisor to the Company and its stock-based compensation expense of $288 and $573 for the three and six months ended June 30, 2023, respectively was recorded to general and administrative expenses within the condensed consolidated statement of operations.
Employee Stock Purchase Plan

The Board adopted, and the stockholders of the Company approved, the Employee Stock Purchase Plan ("ESPP") which became effective as of the Closing Date. The ESPP initially reserves and authorizes the issuances of up to a total of 1,923,194 shares of common stock to participating employees. The ESPP permits participants to purchase common stock of up to the lesser of 8% of their eligible compensation or $25,000 per offering period. The initial offering period began May 1, 2023 and will end on October 31, 2023. On each purchase date, participating employees will purchase the shares at a price per share equal to 85% of the lesser of (1) the fair market value of our common stock on the offering date or (2) the fair market value of our common stock on the purchase date. Stock-based compensation for ESPP for the three and six months ended June 30, 2023 was not material. As of June 30, 2023, the remaining unrecognized stock-based compensation for ESPP is not material.
11.    COMMITMENTS AND CONTINGENCIES
Legal Matters
From time to time, the Company may be a party to litigation and subject to claims incidental to its business. Although the results of litigation and claims cannot be predicted with certainty, the Company currently believes that the final outcome of these matters will not have a material effect on its business. Regardless of the outcome, litigation can have an adverse impact on the Company because of judgment, defense and settlement costs, diversion of management resources, and other factors. As of June 30, 2023 the Company currently has two outstanding legal claims that may have a material impact.
Litigation Relating to LBF Acquisition. Thomas DeRosa, a shareholder of LBF Travel Management Corp. (f/k/a LBF Travel, Inc.), the entity that sold LBF Travel Holdings, LLC to Mondee, sued LBF Travel Management Corp. and its CEO to recover a portion of the proceeds of the sale of LBF Travel Holdings, LLC to Mondee. Mondee was later added as a party to this litigation via a third-party complaint that alleges, among other things, that Mondee aided and abetted the directors and officers of LBF Travel Management Corp. in breaches of their fiduciary duties in connection with the acquisition. The case remains pending in Federal Court. There is a separate state court action that has been stayed. While the Company believes that they will be successful based on their position, it is nevertheless reasonably possible that the Company could be required to pay any assessed amounts in order to contest or litigate the assessment and an estimate for a reasonably possible range of loss of any such payments cannot be made.
On October 13, 2021, Mondee received a summons from Global Collect Services B.V. to appear in the District Court of Amsterdam with respect to a claim of $548 for past dues and outstanding invoices, fees, plus interest and costs of collection. The Company is in current discussions to settle this lawsuit and at this time the Company cannot reasonably estimate the possible loss.
Letters of Credit
The Company had $7,578 and $7,432 secured letters of credit outstanding as of June 30, 2023 and December 31, 2022, respectively. These primarily relate to securing the payment for the potential purchase of airline tickets in the ordinary course of business and are collateralized by term deposits, for which the contractual obligation is less than a year.

(In thousands, except stock, units and par value data)
12.    RELATED PARTY TRANSACTIONS
A summary of balances due to and from related parties, and transactions with related parties are as follows:

Balances at Period End	June 30, 2023	December 31, 2022
Amount payable to related party (f)	$50	$13
Amount receivable from related party (a)	—	38
Note payable to related party (c)	199	197

	Three Months Ended		Six Months Ended
Transactions with Related Parties	2023	2022	2023	2022
Offshore IT and software development services, sales support and other services (d)	$—	$—	$—	$660
Interest income (b)	—	129	—	256
Service fees (a)	—	974	—	1,941
Lease expense (e)	55	58	110	58
_________________________

(a)
Pursuant to a Universal Air Travel Plan ("UATP") Servicing Agreement dated May 11, 2021, the Company sold certain airline tickets using prepaid UATP credit cards arranged by Mondee Group, LLC (“Mondee Group”), in exchange for a service fee equal to 10.0% of the revenue derived from the sale of such airline tickets. Mondee Group is owned by Mondee CEO, Prasad Gundumogula, and is not a wholly-owned subsidiary of the Company. Mondee Group led the fund raising and arranged the funds that were used to purchase prepaid UATP credit cards at a discount from their face value from a certain airline.

(b)
The Company had a secured promissory note receivable from Mondee Group, bearing an interest rate of 2.3% compounded annually, with a 10-year term, and was secured by 14,708 Class A units in Mondee Holdings, LLC. The note was settled upon the occurrence of the reverse recapitalization with ITHAX, partly by a right to receive the Company's Class A Common Stock to the extent of $20,336 and partly by the asset acquisition of Metaminds Technologies (defined below). On March 10, 2023, the Company received 2,033,578 shares of Class A Common Stock, which were valued at $20,336. The shares are reflected as treasury stock on the condensed consolidated balance sheet as the shares have not been retired as of June 30, 2023.

(c)
The Company has a note payable to the CEO amounting to $199 and $197 as of June 30, 2023 and December 31, 2022, respectively. The loan is collateralized and carries an interest rate of 2.0% per annum. Principal and interest are due on demand.

(d)
Metaminds Technologies Pvt. Ltd. and Metaminds Software Solutions Ltd, corporations limited by shares organized under the laws of India, and Metaminds Global Solutions Inc. (“Metaminds”), provide certain consulting services to Mondee and its subsidiaries in the areas of software development, fulfillment and other support. The CEO co-owns Metaminds with his wife. The CEO is a material shareholder in Mondee, and both the CEO and his wife serve on the Board of Directors of Mondee, Inc. and certain of its subsidiaries. Prior to acquisition of certain assets and liabilities of Metaminds Technologies Pvt Ltd ("Metaminds Technologies"), Mondee hired all employees of Metaminds Technologies and Metaminds Software Solutions Ltd ("Metaminds Software") in April 2022. There were no services rendered by Metaminds Technologies and Metaminds Software for offshore IT, offshore software development, or sales support for the three and six months ended June 30, 2023.

(e)
The Company currently leases office space from Metaminds Software. The lease commencement date for this was April 1, 2022. The lease had a original lease term of 11 months, and has been renewed, and the monthly minimum base rent is immaterial.

(f)
As of December 31, 2022 Mondee Tech Pvt Ltd had a payable to Metaminds Software, which was settled in the three months ending March 31, 2023. As of June 30, 2023, Interep owes a travel credit of $50 to Asi Ginio, a member of the Board of Directors. In connection with the Interep Acquisition, the Company has agreed to provide Mr. Ginio the travel credits in exchange for the general advisory services Mr. Ginio provided to the former owners of Interep.

(In thousands, except stock, units and par value data)
In addition to the above transactions, in connection with the Orinter Acquisition, the former owners of Orinter agreed that upon the release of the 903,202 escrow shares from escrow 12 months after the Orinter Closing Date, the former owners will transfer 80,000 of those escrow shares to Asi Ginio, in connection with general advisory services Mr. Ginio provided to the former owners.

In July 2023, subsequent to the quarter end, the Company provided financing of $100 to its Chief Financial Officer ("CFO") as part of his relocation package. The promissory note bears an annual interest rate of 3.25% per annum and matures at the earlier of April 2026 or when the CFO's employment with the Company terminates. All outstanding principal, inclusive of any accrued and unpaid interest, is slated for settlement upon maturity of the note. The Company has the option to forgive the obligation in one-third increments which is contingent upon the absence of any breach of the CFO's obligations with the Company and his continued service.
13.    SEGMENT INFORMATION
We have the following reportable segments: travel marketplace and SaaS platform. These reportable segments offer different products and services and are managed separately because the nature of products and services, and methods used to distribute the services are different. Our primary segment measure is Adjusted EBITDA (Earnings Before Interest, Taxes, Depreciation, and Amortization). Assets, liabilities, one-time legal expenses, income tax expense and other income, net are reviewed on an entity-wide basis by the Chief Operating Decision Maker (“CODM”), and hence are not allocated to these reportable segments. Segment revenue is reported and reviewed by the CODM on a monthly basis.
Such amounts are detailed in our segment reconciliation below.

	Three Months Ended June 30, 2023
	Travel Marketplace	SaaS Platform	Corporate	Total
Revenue	$56,652	$119	$—	$56,771
Adjusted EBITDA	4,948	(510)	—	4,438
Depreciation and amortization	(3,667)	(136)	—	(3,803)
Stock-based compensation	(4,804)	—	—	(4,804)
Payroll tax expense related to stock-based compensation	(86)	—	—	(86)
Restructuring (expense) income, net	168	—	—	168
Acquisition cost	(264)	—	—	(264)
One time non-recurring expense	(394)	—	—	(394)
Legal expense	—	—	(577)	(577)
Change in fair value of earn-out liability	(530)	—	—	(530)
Operating loss				$(5,852)
Other expense, net				(6,748)
Loss before income taxes				(12,600)
Provision for income taxes				(2,008)
Net loss				$(14,608)

(In thousands, except stock, units and par value data)

	Three Months Ended June 30, 2022
	Travel Marketplace	SaaS Platform	Total
Revenue	$45,403	$253	$45,656
Adjusted EBITDA	4,211	(455)	3,756
Depreciation and amortization	(2,633)	(136)	(2,769)
Stock-based compensation	(81)	—	(81)
Change in fair value of earn-out liability	760	—	760
Operating loss			$1,666
Other expense, net			(3,543)
Loss before income taxes			(1,877)
Provision for income taxes			(236)
Net loss			$(2,113)

(In thousands, except stock, units and par value data)

	Six Months Ended June 30, 2023
	Travel Marketplace	SaaS Platform	Corporate	Total
Revenue	$106,201	$499	$—	$106,700
Adjusted EBITDA	8,984	(389)	—	8,595
Depreciation and amortization	(6,917)	(272)	—	(7,189)
Stock-based compensation	(7,365)	—	—	(7,365)
Payroll tax expense related to stock-based compensation	(86)	—	—	(86)
Restructuring (expense) income, net	(1,361)	—	—	(1,361)
Acquisition cost	(543)	—	—	(543)
One time non-recurring expense	(610)	—	—	(610)
Change in fair value of earn-out liability	(701)	—	—	(701)
Legal expense	—	—	(1,239)	(1,239)
Operating loss				$(10,499)
Other expense, net				(14,317)
Loss before income taxes				(24,816)
Provision for income taxes				(2,707)
Net loss				$(27,523)

	Six Months Ended June 30, 2022
	Travel Marketplace	SaaS Platform	Total
Revenue	$84,178	$545	$84,723
Adjusted EBITDA	7,142	(1,008)	6,134
Depreciation and amortization	(5,312)	(274)	(5,586)
Stock-based compensation	(161)	—	(161)
Change in fair value of earn-out liability	595	—	595
Operating loss			$982
Other expense, net			(9,796)
Loss before income taxes			(8,814)
Provision for income taxes			(290)
Net loss			$(9,104)
Geographic Information
Revenue by geographic area, based on the geographic location of the Company’s subsidiaries, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
United States	$33,025	$43,378	$70,577	$80,584
Brazil	19,760	—	28,864	—
Rest of the world	3,986	2,278	7,259	4,139
	$56,771	$45,656	$106,700	$84,723
Long-lived assets (excluding capitalized software) and operating lease assets by geographic area is as follows:

(In thousands, except stock, units and par value data)

	June 30,	December 31,
	2023	2022
United States	$472	$1,016
Rest of the world	1,828	642
	$2,300	$1,658

14. NET LOSS PER SHARE
The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(14,608)	$(2,113)	$(27,523)	$(9,104)
Cumulative dividends allocated to preferred stockholders	(2,686)	—	(5,164)	—
Net loss attributable to common stockholders, basic and diluted	$(17,294)	$(2,113)	$(32,687)	$(9,104)
Denominator:
Weighted average shares outstanding, basic and diluted	77,197,805	60,800,000	76,774,455	60,800,000
Basic and diluted net loss per share	$(0.22)	$(0.03)	$(0.43)	$(0.15)

The following table presents the potential common shares outstanding that were excluded from the computation of diluted net loss per share of common shares as of the periods presented because including them would be anti-dilutive:

	June 30,
	2023	2022
Warrants (private warrants, common stock warrants)	1,507,500	—
Outstanding earn-out shares (a)	7,780,000	—
Consolid earn-out shares	400,000
Restricted stock units	536,906	—
ESPP shares	556	—
Class D incentive units	—	610,203
Potential common share excluded from diluted net loss per share	10,224,962	610,203
______________________________

(a)
While 7,400,000 of the earn-out shares allocated are legally issued and outstanding, they are excluded from the weighted average shares outstanding calculation because they are contingently returnable based on the Company's stock price during the term of the earn-out shares.

15. RESTRUCTURING EXPENSE (INCOME), NET
During the three and six months ended June 30, 2023, the Company took actions at some of the office locations to reduce the size of its workforce to optimize efficiency and reduce costs. The Company completed the vast majority of announcements that affected employees by March 2023, including office closures.
During the three and six months ended June 30, 2023, the Company recorded a benefit and expense of $168 and $1,361, respectively, within restructuring expense (income), net in the condensed consolidated statements of operations. These expenses are one-time and are primarily related to employee severance and other termination benefits. During the

(In thousands, except stock, units and par value data)
three months ended June 30, 2023, the Company recognized a gain of $337 from the termination of an office lease in India, and when netted against other restructuring charges, resulted in a net benefit of $168 for the period. During the three and six months ended June 30, 2023, the Company made employee severance, other termination benefits, and other restructuring costs payments of $437 and $1,136, respectively. The restructuring activity was completed by the end of June 30, 2023 and the Company does not expect material costs associated with the activity in future periods.
Activities related to our restructuring impacted our travel marketplace segment. The following is a roll forward of the outstanding restructuring charges by cost type for the six months ended June 30, 2023:

	Balance as of December 31, 2022	Additions	Adjustments	Cash Payments	Balance as of June 30, 2023
Severance and termination-related costs	$—	$1,438	$(13)	$(886)	$539
Other exit costs	—	277	(3)	(250)	24
Total	$—	$1,714	$(16)	$(1,136)	$563

16.    INCOME TAXES
We have assessed our ability to realize our deferred tax assets and have recorded a valuation allowance against such assets to the extent that, based on the weight of all available evidence, it is more likely than not that all or a portion of the deferred tax assets will not be realized. In assessing the likelihood of future realization of our deferred tax assets, we placed significant weight on our history of generating tax losses. As a result, we have a valuation allowance against substantially all of our net deferred tax assets in the United States and certain other jurisdictions. We expect to maintain a valuation allowance in such jurisdictions for the foreseeable future.
We determine our provision for income taxes for interim periods using an estimate of our annual effective tax rate. We record any changes affecting the estimated annual effective tax rate in the interim period in which the change occurs, including discrete items. The tax expense arising on account of tax amortization of an indefinite lived intangible asset and the state minimum taxes is calculated based on the discrete approach.
The Company recorded a $1,476 liability for an income tax contingency related to the acquisition of Orinter. At the date of acquisition, we recognized an indemnification asset at the same time and on the same basis as the recognized liability, to the extent that collection is reasonably assured, in accordance with ASC 805.
The effective income tax rate was (16)% and (11)% on the pre-tax loss for the three and six months ended June 30, 2023, respectively, and (12)% and (3)% for the three and six months ended June 30, 2022, respectively.
The effective tax rate differs from the U.S. statutory rate primarily due to the valuation allowance on certain of the Company’s deferred tax assets as not all of the deferred tax assets are more likely than not to be realized.
17.    EMPLOYEE BENEFIT PLAN
The Company sponsors a 401(k) defined contribution plan covering its employees in the United States of America. Participants may contribute a portion of their compensation to the 401(k) plan, subject to limitations under the Internal Revenue Code. The Company does not match contributions to its 401(k) plan.
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

(In thousands, except stock, units and par value data)
Components of net periodic benefit costs are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Current service cost	$25	$2	$62	$23
Interest cost	7	2	18	8
Net actuarial (gain) recognized in the period	(72)	(12)	(162)	(15)
Expenses recognized in the condensed consolidated statement of operations	$(40)	$(8)	$(82)	$16
The components of actuarial gain/(loss) on retirement benefits are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Actuarial gain for the period obligation	$72	$12	$162	$15
Actuarial gain for the period plan assets	—	—	—	—
Actuarial gain for the period	$72	$12	$162	$15
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
Skypass Acquisition

On August 12, 2023 (the “Skypass Closing Date”), the Company executed the Share Purchase Agreement to purchase all of the outstanding shares of Skypass Travel Inc., Skypass Travel de Mexico Sa de CV, Skypass Travel Private Limited and Skypass Holidays, LLC (collectively, the "Transferred Companies"). The Transferred Companies comprise an international travel operator specializing in national and international air travel and hotel bookings primarily for travelers and employees associated with international corporations. The Transferred Companies also allow the Company to expand its reach in the cruise and holiday packages travel sectors.

In connection with the acquisition, the Company agreed to pay total consideration of (i) $3,000 on the Skypass Closing Date, with an adjustment for working capital, (ii) 900,000 shares of Company Class A Common Stock on the Skypass Closing Date, (iii) 100,000 shares of Company Class A Common Stock within 60 days after each of the first, second and third anniversaries of the Skypass Closing Date, collectively representing approximately a four times multiple of adjusted EBITDA and (iv) an earn-out component up to an aggregate of 1,800,000 shares of Company Class A Common Stock over a four year period contingent on the Transferred Companies meeting certain adjusted EBITDA growth targets, plus an additional percentage of EBITDA that might exceed these growth targets.

The Company is estimating the impact of the acquisition on its financial statements as of the date of the financial statements are available to be issued, and expects these estimates to be further refined during the purchase accounting measurement period. The Company has concluded that, due to the limited amount of time since the date of this transaction, in accordance with the accounting guidance, it is impracticable to provide all of the disclosures required for a business combination at the time of this filing.

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
•the ability to maintain the listing of our Class A common stock, par value $0.0001 per share (our “Class A Common Stock”) on the Nasdaq Global Market, and the potential liquidity and trading of our securities;
•the ability to recognize the anticipated benefits of any mergers and acquisition activity, which may be affected by, among other things, competition, our ability of to grow, manage growth profitably and retain our key employees;
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
•unfavorable conditions in our industry, the global economy or global supply chain, including financial and credit market fluctuations, international trade relations, pandemics, political turmoil, natural catastrophes, warfare (such as the conflict involving Russia and Ukraine), and terrorist attacks; and
•other factors detailed under the section entitled “Risk Factors” discussed in our Quarterly Report on Form 10-Q for the three and six months ended June 30, 2023.

Forward-looking statements are not assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those expressed or implied by forward-looking statements include those discussed elsewhere in this Quarterly Report and in our future Quarterly Reports on Form 10-Q or other reports we file with the Securities and Exchange Commission (“SEC”).

Any forward-looking statement made by us in this Quarterly Report is based only on information currently available to us and speaks only as of the date of this report. We undertake no obligation to publicly revise or update any forward-

looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law. References to a fiscal quarter refer to our fiscal quarter ended June 30, 2023.

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

We generate revenue primarily from sales of airline tickets and other travel products and have begun adding subscription fees with some services. Primarily all of our revenue today is generated by providing omni-channel travel services that result in airline ticket and ancillary sales. Revenue is received in the forms of ticket markups, supplier commission, or ticketing or ancillary fees, as well as incentive payments from airlines, GDS service providers, and banks and financial institutions through our fintech program, which we leverage in our payment processing and settlement platform. We also fulfill and settle the reservations booked through affiliated travel agents or directly by travelers.

Recent Developments

Share Pledge Agreement in Connection with the Orinter Acquisition

On January 31, 2023 (the “Orinter Closing Date”), our Company and its wholly-owned subsidiary, Mondee Brazil (“Mondee Brazil”), entered into the Share Purchase and Sale Agreement, with OTT Holding (the “OTT”) and Orinter Viagens E Turismo S.A., a corporation organized under the laws of Brazil (“Orinter”), along with other parties thereto (the “Orinter Purchase Agreement”). Pursuant to the Orinter Purchase Agreement, OTT sold all of the issued and outstanding shares of the Orinter to our Company and Mondee Brazil, in exchange for total consideration of $37.7 million (such transactions contemplated by the Orinter Purchase Agreement, the “Orinter Acquisition”).

On April 14, 2023, and in connection with the Orinter Acquisition, Mondee Brazil and Mondee, Inc., a Delaware corporation (“Mondee, Inc.”, together with Mondee Brazil, the “Pledgors”), both subsidiaries of our Company, TCW Asset Management Company, a Delaware limited liability company (the “Administrative Agent”), the lenders from time to time (the “Lenders”) party to the TCW Agreement (as defined herein) and Orinter, executed that certain share pledge agreement, effective as of March 28, 2023 (the “Share Pledge Agreement”) pursuant to that certain Amendment No. 10, dated as of January 31, 2023 (the “Tenth Amendment”), to that certain financing agreement, dated as of December 23, 2019, by and among our Company, the Administrative Agent and the other parties thereto (as the same may be amended, restated, supplemented, or otherwise modified from time to time, the “TCW Agreement”).

The Share Pledge Agreement sets forth the terms on which: (i) Mondee, Inc., the sole equity owner of Mondee Brazil and minority equity owner of Orinter, pledges 100% of the equity interests of Mondee Brazil, which is the majority equity owner of Orinter, pursuant to the Tenth Amendment; and (ii) the Pledgors pledge 100% of the equity interests of Orinter, pursuant to the Tenth Amendment. The Share Pledge Agreement shall terminate on the termination date of the TCW Agreement.

Pro Rata Distribution and Settlement of Mondee Group Note

In connection with the business combination between ITHAX Acquisition Corp., a Cayman Islands exempted company, and Mondee Holdings II, Inc., a Delaware company, (the “Business Combination”), Mondee Holdings, LLC, a Delaware limited liability company, (the “Mondee Stockholder”) received 60,800,000 shares of our Class A Common Stock. Mondee Holdings, LLC shall distribute the 60,800,000 shares of our Class A Common Stock on a pro rata basis to the members of Mondee Holdings LLC (the "Pro Rata Distribution").

Upon the completion of the Pro Rata Distribution, Mondee Holdings LLC will cease to hold any shares of our Class A Common Stock, with the exception of the 2,033,578 shares that Mondee Group transferred to Mondee Holdings LLC in order to settle the $19.3 million note entered between Mondee Group and Mondee, Inc on March 25, 2016 ("Mondee Group Note").

2023 Restructuring

During the six months ended June 30, 2023, our Company announced reductions to employees in India, Thailand and the United States. The purpose of this action was to pursue greater cost efficiencies and to realign our business and strategic priorities. As part of this action, we generally provided involuntary termination benefits in the amount of one month of compensation as a severance payment.

Interep Acquisition

On May 12, 2023 (the “Interep Closing Date”),we executed the Share Purchase and Sale Agreement (the "Interep Purchase Agreement") to purchase all of the outstanding shares of Interep Representações Viagens E Turismo S.A. (“Interep”) (such transactions contemplated by the Interep Purchase Agreement, the “Interep Acquisition”). Interep is a Brazilian travel operator specializing in national and international land travel with service aimed exclusively at travel agents. Through this acquisition, our Company continues to expand its geographic footprint in Brazil's domestic and outbound travel market.

In connection with the acquisition, we agreed to pay total consideration of (i) $4.0 million on the Interep Closing Date, with an adjustment for working capital, (ii) a deferred payment of $0.7 million paid in 36 installments, (iii) 411,000 shares of our Class A Common Stock, (iv) $50 thousand in travel credits, and (v) an earn-out component up to an aggregate of $3.0 million contingent on Interep meeting certain adjusted EBITDA targets.

Consolid Acquisition

On May 12, 2023 (the “Consolid Closing Date”), we executed the Share Purchase and Sale Agreement (the "Consolid Purchase Agreement") to acquire all of the outstanding equity interests in Consolid Mexico Holding, S.A. P.I. de C.V. ("Consolid") (such transactions contemplated by the Consolid Purchase Agreement, the “Consolid Acquisition”). Consolid is a Mexican corporation and leader in the travel market with the main objective of generating higher income for travel agencies in Mexico and around the world through first-class technological tools with products and services that satisfy travelers. Through this acquisition, the Company expands its geographic footprint in Mexico's domestic and outbound travel market, as well as in other areas of Latin America.

In connection with the acquisition, we agreed to pay total consideration of (i) $4.0 million on the Consolid Closing Date, with an adjustment for working capital, and (ii) an earn-out component up to an aggregate of $1.0 million and 400,000 shares of our Class A Common Stock contingent on Consolid meeting certain adjusted EBITDA targets.
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
Use of Transaction Volumes
Transaction volume represents the gross value of transactions handled by our platform between a third party seller or service provider and the ultimate customer. We generate revenue from mark-up fees earned on these transactions and, accordingly our revenue increases or decreases based on the increase or decrease in either or both the number or value of transactions we process. Revenue will increase as a result of an increase in the number of customers using our platform or as a result of an increase in mark-up fees from higher value services offered on the platform. Our management believes that transaction volume has a strong correlation to the opportunity to realize revenue and is therefore a useful unit of measurement for our investors.

Comparability of Financial Information
Our results of operations between the three and six months ended June 30, 2023 and the three and six months ended June 30, 2022 and our statements of assets and liabilities as of June 30, 2023 and as of December 31, 2022 may not be comparable as a result of the Business Combination.

Additionally, the Company continues to experience a trend upwards towards pre-pandemic travel activity throughout 2022 and 2023 as vaccination rates increase, infection rates decreased, and travel restrictions were lifted.
Basis of Presentation
We currently conduct our business through two operating segments, namely our travel marketplace, which is our transactional business serving the end travelers directly or through travel affiliates, and our software-as-a service (“SaaS Platform”). Substantially, all of our long-lived assets are maintained in, and all of our losses are attributable to, our activity in the United States of America. See Note 13 to the accompanying unaudited condensed consolidated financial statements for the quarter ended June 30, 2023 included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on basis of presentation and operating segments, respectively.

Components of Results of Operation
Revenues, Net
We generate transactional revenue primarily by airline ticket sales, which includes mark-up fees as well as commissions from the sale of ancillary products such as travel insurance, seats, and bags. To a lesser extent, we also derive transactional revenue from services related to reservation of hotel accommodation, rental car, travel insurance, travel packages and other travel products and services. We generate backend incentives from airlines for achieving volume targets. We also generate booking incentives from the three separate GDS service providers and supplier direct systems, which host the airlines’ inventory that we use to sell in our marketplace. We earn incentives on transacted amounts from fintech programs held with banks and financial institutions, which we leverage in our payment processing and settlement platform. Our fintech programs include a wide array of payment options, such as credit cards, wallets, alternate payment methods, and next generation fraud protection tools. In most cases, revenue is recognized at the time of booking when we are in an agent position, as the travel supplier is responsible for providing the travel services and we do not control the travel services provided to the traveler. We do not have any significant obligations following the processing of the transaction. We also generate revenue by providing subscription-based platform access that offers businesses and consumers the ability to purchase travel services directly on the platform.

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	($ in thousands)
Revenue from travel marketplace	$56,652	$45,403	$11,249	24.8%	$106,201	$84,178	$22,023	26.2%
Revenue from SaaS platform	$119	$253	$(134)	(53.0)%	$499	$545	$(46)	(8.4)%
Sales and Marketing Expenses
We changed the presentation of “Sales and other Expense” and “Marketing Expense” within our condensed consolidated statement of operations by combining “Sales and other Expense” and “Marketing Expense” into “Sales and Marketing Expense”. The change is a result of an increased overlap between the nature and purpose of expenses that fall within these groups.

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
General and Administrative
General and administrative expenses consist primarily of: (1) occupancy and office expenses; (2) fees for outside professionals, including legal and accounting services; (3) audit and tax fees; and (4) other miscellaneous expenses. We expect to incur additional general and administrative expenses as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the SEC and stock exchange listing standards, additional insurance expenses (including directors’ and officers’ insurance), investor relations activities and other administrative and professional services. We also expect to increase the size of our general and administrative functions to support the growth of our business. However, we anticipate general and administrative expenses to decrease as a percentage of revenue over the long term.
Personnel Expenses
Personnel expenses consist of compensation to our personnel, including salaries, bonuses, payroll taxes, and employee health and other benefits, as well as stock-based compensation expense. We expect to incur additional personnel expenses as a result of operating as a public company, including expanding head count through organic growth as well as increasing headcount through mergers and acquisitions. However, we anticipate personnel expenses to decrease as a percentage of revenue over the long term.
IT Expenses
IT expenses consist primarily of: (1) software license and system maintenance fees; (2) outsourced data center and web hosting costs; (3) payments to contractors; and (4) data communications and other expenses associated with operating our services. We expect to incur additional IT expenses as a result of operating as a public company, including expanding our operations through growth of our online booking platform and hosting fees. We also expect an increase in IT expenses to support the growth of our business. However, we anticipate IT expenses to decrease as a percentage of revenue over the long term.
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
Other Income (Expense)
Other income (expense) consists primarily of: (1) interest income; (2) interest expense; (3) other income and expense, (4) government assistance, and (5) changes in the fair value of our private placement warrant liability. Interest expense relates to interest on loans, amortization of debt issuance costs, and factoring interest. Interest income was recorded from the Mondee Group Note for our related party loan settled upon the consummation the Business Combination. Other expenses include realized gains and losses on foreign currency exchange.
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

Results of Operations
Comparison of Three and Six Months Ended June 30, 2023 and 2022
We have derived this data from our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report. This information should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report. The results of historical periods are not necessarily indicative of our results of operations for any future period. The following tables set forth our unaudited condensed consolidated statement of operations as well as other financial data that our management considers meaningful for 2023 and 2022:

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	($ in thousands)
Revenues, net	$56,771	$45,656	$11,115	24.3%	$106,700	$84,723	$21,977	25.9%
Operating expenses:
Sales and marketing expenses	40,060	32,407	7,653	23.6%	77,505	59,816	17,689	29.6%
Personnel expense	12,359	5,752	6,607	114.9%	19,825	11,324	8,501	75.1%
General and administrative expense	5,227	2,025	3,202	158.1%	9,721	4,465	5,256	117.7%
Information technology expense	1,376	1,158	218	18.8%	2,299	2,464	(165)	(6.7)%
Provision for credit losses, net	(34)	(121)	87	(71.9)%	(701)	86	(787)	(915.1)%
Depreciation and amortization	3,803	2,769	1,034	37.3%	7,189	5,586	1,603	28.7%
Restructuring expense (income), net	(168)	—	(168)	N/A%	1,361	—	1,361	N/A%
Total Operating Expenses	62,623	43,990	18,633	42.4%	117,199	83,741	33,458	40.0%
Income (loss) from operations	(5,852)	1,666	(7,518)	(451.3)%	(10,499)	982	(11,481)	(1169.1)%
Other income (expense):
Interest income	290	134	156	116.4%	637	261	376	144.1%
Interest expense	(8,415)	(6,601)	(1,814)	27.5%	(16,632)	(12,830)	(3,802)	29.6%
Gain on extinguishment of PPP loan	—	2,009	(2,009)	N/A%	—	2,009	(2,009)	(100.0)%
Changes in fair value of warrant liability	393	—	393	N/A%	372	—	372	N/A%
Other income, net	984	915	69	7.5%	1,306	764	542	70.9%
Total other expense, net	(6,748)	(3,543)	(3,205)	90.5%	(14,317)	(9,796)	(4,521)	46.2%
Loss before income taxes	(12,600)	(1,877)	(10,723)	571.3%	(24,816)	(8,814)	(16,002)	181.6%
Provision for income taxes	(2,008)	(236)	(1,772)	750.8%	(2,707)	(290)	(2,417)	833.4%
Net loss	$(14,608)	$(2,113)	$(12,495)	591.3%	$(27,523)	$(9,104)	$(18,419)	202.3%

Revenues, net
Revenues, net for the three and six months ended June 30, 2023 increased by $11.1 million and $22.0 million, or 24% and 26%, respectively, compared to the same periods in 2022. The increase was primarily driven by the acquisitions of Orinter, Interep, and Consolid during 2023 and significant improvement in travel demand trends in the same period. Specifically, transactional revenues and other service revenues increased $9.8 million and $15.7 million during the three and six months ended June 30, 2023, primarily due to the acquisitions. Incentive revenues increased by an aggregate of $1.3 million and $6.3 million during the three and six months ended June 30, 2023, compared to the same periods in 2022.

Operating Expenses and Other (Income) Expense
Sales and Marketing Expenses
Sales and marketing expenses for the three and six months ended June 30, 2023 increased by $7.7 million and $17.7 million, or 24% and 30%, respectively, compared to the same periods in 2022. The increase was primarily driven by an increase of $10.6 million and $20.0 million in affiliate marketing expense and affiliate credit card merchant expense, which is consistent with the increase in revenue for the three and six months ended June 30, 2023 compared to the same periods in 2022. Of the $10.6 million and $20.0 million increase in affiliate marketing expense and credit card merchant expense during the three and six months ended June 30, 2023, respectively, $11.7 million and $17.0 million, respectively, was due to the acquisitions of Orinter, Interep, and Consolid during 2023. These increases were offset by decreases in web advertising expenses of $4.5 million and $5.1 million for the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022.
Personnel Expenses
Personnel expenses for the three and six months ended June 30, 2023 increased by $6.6 million and $8.5 million, or 115% and 75%, respectively, compared to the same periods in 2022. The increase was primarily attributable to an increase of $4.4 million and $6.5 million in stock-based compensation for the three and six months ended June 30, 2023, respectively. The remaining increase is due to the additional headcount from the acquisitions of Orinter, Interep, and Consolid during 2023.
General and Administrative Expenses
General and administrative expenses for the three and six months ended June 30, 2023 increased by $3.2 million and $5.3 million, or 158% and 118%, respectively, compared to the same periods in 2022. The increase was primarily due to an increase in legal and professional fees of $2.0 million and $3.3 million for the three and six months ended June 30, 2023, respectively, which was attributed to our preparation and filings with the SEC. The remainder of the increase is primarily due to an increase in business insurance expense and non-employee stock compensation of $0.5 million and $1.1 million for the three and six months ended June 30, 2023, respectively.

IT Expenses
IT expenses for the three and six months ended June 30, 2023 increased by $0.2 million and decreased by $0.2 million, or 19% and 7%, respectively, compared to the same periods in 2022. The increase was primarily due to increased software and IT professional services costs and the decrease was primarily due to a decrease in off-shore consulting costs.
Provision for Credit Losses, Net
Provision for credit losses, net for the three and six months ended June 30, 2023 increased by $0.1 million and decreased by $0.8 million, or 72% and 915%, respectively, compared to the same periods in 2022. The increase was due to changes in estimated recovery of accounts receivable and the decrease was mainly driven by changes in estimated recovery of accounts receivable and contract assets as a result of gradual improvement in travel industry.
Depreciation and Amortization
Depreciation and amortization expenses for the three and six months ended June 30, 2023 increased by $1.0 million and $1.6 million, or 37% and 29%, respectively, compared to the same periods in 2022. The increase was primarily due to an increase in amortization from additional capitalized software and an increase in amortization of intangibles as a result of the acquisitions of Orinter, Interep, and Consolid during 2023.
Interest Income
Interest income for the for the three and six months ended June 30, 2023 increased by $0.2 million and $0.4 million, or 116% and 144%,respectively, compared to the same periods in 2022. The increase was primarily due to an increase in cash interest income on bank balances due to higher interest rates in the current period.

Interest Expense
Interest expense for the three and six months ended June 30, 2023 increased by $1.8 million and $3.8 million, or 27% and 30%, respectively, compared to the same periods in 2022. The increase was primarily due to a $0.7 million and a $1.1 million increase in interest expense primarily attributable to factoring arrangements entered into by Orinter, Interep, and Consolid.
Other Income
Other income for the three and six months ended June 30, 2023 increased by $0.1 million and $0.5 million, or 8% and 71%, respectively, compared to the same periods in 2022 primarily due to gains on foreign currency exchange.
Income Taxes
The provision for income taxes for the three and six months ended June 30, 2023 increased by $1.8 million and $2.4 million, or 751% and 833%, respectively, compared to the same periods in 2022, mainly driven by the impact of profits earned by Orinter, Interep, and Consolid.
Non-GAAP Financial Measures

In addition to our financial results determined in accordance with U.S. GAAP, we believe the following non-GAAP measures are useful in evaluating our operating performance. We use the term “Adjusted EBITDA” to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe that this non-GAAP financial measure, when taken together with the corresponding U.S. GAAP financial measures, provides meaningful supplemental information regarding our performance by excluding certain items that may not be indicative of our business, results of operations, or outlook. We use the term “Unlevered Free Cash Flow” to measure cash generated internally that is available to service debt and fund inorganic growth or acquisitions.

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

Non-GAAP financial information, which is presented for supplemental informational purposes only, has limitations as an analytical tool and should not be considered in isolation or as a substitute for financial information presented in accordance with U.S. GAAP. In addition, other companies, including companies in our industry, may calculate similarly titled non-GAAP measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of our non-GAAP financial measures as tools for comparison. A reconciliation is provided below for the non-GAAP financial measures to the most directly comparable financial measures stated in accordance with U.S. GAAP. Investors are encouraged to review the related U.S. GAAP financial measures and the reconciliation of these non-GAAP financial measures to their most directly comparable U.S. GAAP financial measures, and not to rely on any single financial measure to evaluate our business.

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

Financial measures that are non-GAAP should not be considered as alternatives to operating income, cash flows from operating activities or any other performance measures derived in accordance with U.S. GAAP as measures of operating performance, or cash flows as measures of liquidity. These measures have limitations as analytical tools and should not be considered in isolation or as a substitute for analysis of our results as reported under U.S. GAAP.

Because Adjusted EBITDA facilitates internal comparisons of our historical operating performance on a more consistent basis, we use this measure for business planning purposes. We define Adjusted EBITDA as net loss before (1) depreciation and amortization; (2) provision for income taxes; (3) interest expense, net; (4) other income, net; (5) stock-based compensation and the related payroll tax expense; (6) restructuring and related costs; (7) acquisition-related costs (including bank fees, due diligence fees, etc.); (8) legal costs pertaining to acquisitions, and other filings which are not ordinary and outside the course of our business; (9) other non-recurring expenses; and (10) and changes in fair value attributable to earn-out and warrant liabilities.

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

We began excluding (1) the change in fair value of our earn-out liabilities and (2) stock-based compensation payroll tax expense for the purpose of calculating Adjusted EBITDA this quarter. For comparability, references to prior period non-GAAP measures have been updated to show the effect of removing the change in the fair value of our earn-out liabilities from Adjusted EBITDA. The Company did not incur payroll tax expenses on stock-based compensation prior to this quarter. We believe this updated presentation of Adjusted EBITDA enhances investors' understanding of our financial performance from activities occurring in the ordinary course of our business.

Unlevered Free Cash Flow is defined as cash used in operating activities, less capital expenditures, plus cash paid for interest.

The following table reconciles net loss to Adjusted EBITDA for the three and six months ended June 30, 2023 and 2022, respectively:

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	($ in thousands)
Net loss	$(14,608)	$(2,113)	$(12,495)	591.3%	$(27,523)	$(9,104)	$(18,419)	202.3%
Interest expense, (net)	8,125	6,467	1,658	25.6%	15,995	12,569	3,426	27.3%
Stock-based compensation expense	4,804	81	4,723	5830.9%	7,365	161	7,204	4474.5%
Payroll tax expense related to stock-based compensation	86	—	86	—%	86	—	86	—%
Depreciation and amortization	3,803	2,769	1,034	37.3%	7,189	5,586	1,603	28.7%
Restructuring expense (income), net	(168)	—	(168)	—%	1,361	—	1,361	—%
Provision for income taxes	2,008	236	1,772	750.8%	2,707	290	2,417	833.4%
Changes in fair value of warrant liabilities	(393)	—	(393)	—%	(372)	—	(372)	—%
Changes in fair value of earn-out liabilities	530	(760)	1,290	(169.7)%	701	(595)	1,296	(217.8)%
Acquisition costs	264	—	264	—%	543	—	543	—%
Other non-recurring expenses	394	—	394	—%	610	—	610	—%
Legal expense	577	—	577	—%	1,239	—	1,239	—%
Extinguishment of PPP Loan	—	(2,009)	2,009	(100.0)%	—	(2,009)	2,009	(100.0)%
Other income, net	(984)	(915)	(69)	7.5%	(1,306)	(764)	(542)	70.9%
Adjusted EBITDA	$4,438	$3,756	$682	18.2%	$8,595	$6,134	$2,461	40.1%
Some of the limitations of Adjusted EBITDA are as follows: (i) Adjusted EBITDA does not properly reflect capital commitments to be paid in the future; and (ii) although depreciation and amortization are non-cash charges, the underlying assets may need to be replaced and Adjusted EBITDA does not reflect these capital expenditures. In evaluating Adjusted EBITDA, our investors should be aware that in the future we may not incur expenses similar to the adjustments in this presentation. Lastly, Adjusted EBITDA can obfuscate the one-time impacts of events that happen out of the ordinary course of business.

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
The following table reconciles net cash used in operating activities to Unlevered Free Cash Flows for the three and six months ended June 30, 2023, and 2022, respectively:

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	($ in thousands)
Net cash provided by (used in) operating activities	$(2,427)	$(3,254)	$827	(25.4)%	$(12,406)	$164	$(12,570)	(7664.6)%
Capital expenditures	(2,506)	(1,751)	(755)	43.1%	(4,474)	(3,472)	(1,002)	28.9%
Cash paid for interest	451	90	361	401.1%	5,476	94	5,382	5725.5%
Unlevered free cash flow	$(4,482)	$(4,915)	$433	(8.8)%	$(11,404)	$(3,214)	$(8,190)	254.8%
Financial Position, Liquidity and Capital Resources
Sources of Liquidity
As of June 30, 2023, we had cash and cash equivalents totaling $49.0 million, which were held for working capital purposes, as well as restricted short-term investments of $8.9 million and a TCW LOC available for draw down of $15.0 million. Our cash equivalents are comprised primarily of cash checking accounts and our restricted short-term investments are certificate of deposits held at banks which we intend to hold to maturity. To date, our principal sources of liquidity have been payments received from our revenue arrangements and financing arrangements with banks and financial institutions.
As of June 30, 2023, we held $49.0 million of cash, cash equivalents of which $7.4 million was held by our foreign subsidiaries outside of the United States. In the event that we repatriate these funds from our foreign subsidiaries, we would need to accrue and pay applicable United Sates taxes and withholding taxes payable to various countries. As of June 30, 2023, our intent was to permanently reinvest these funds outside of the United States.
Accordingly, no deferred taxes have been provided for withholding taxes or other taxes that would result upon repatriation of approximately $13.8 million of undistributed earnings from these foreign subsidiaries as those earnings continue to be permanently reinvested. It is not practicable to estimate income tax liabilities that might be incurred if such earnings were remitted to the United States due to the complexity of the underlying calculation. Although we have no intention to repatriate the undistributed earnings of our foreign subsidiaries for the foreseeable future, if such funds are needed for operations in the United States, to the extent applicable and material, we will revise future filings to address the potential tax implications.
TCW Agreement
On January 11, 2023, we executed the Ninth Amendment to the TCW Agreement wherein Wingspire became a party to the TCW Agreement, among other changes. Wingspire funded an additional $15.0 million of term loan commitment on top of the already outstanding TCW Term Loan. Additionally, the Ninth Amendment split the TCW Term Loan into two loans. Term Loan A will be represented by Wingspire with an outstanding principal balance of $30.0 million and Term Loan B will be represented by TCW with an outstanding principal balance of $137.8 million.

Additionally, pursuant to the Ninth Amendment, Wingspire consented to take over the TCW LOC for a principal amount not to exceed $15.0 million. Until January 11, 2024, we have the option to increase Term Loan A by $20.0 million under two conditions: (i) the Company must have a trailing 12-month EBITDA of at least $25.0 million; and (ii) the Company must draw in increments of at least $5.0 million.

On January 31, 2023, we executed the Tenth Amendment to the TCW Agreement. The Tenth Amendment (1) set forth the terms on which we could acquire Orinter, pursuant to the Orinter Purchase Agreement; (2) set forth the terms on which we could pay the earn-out payment contemplated to be paid to OTT Holdings and certain key executives of OTT Holdings pursuant to the Orinter Purchase Agreement; (3) required that Mondee Brazil join as a party to the TCW Agreement and the Security Agreement; (4) required that Mondee, Inc. pledge 100% of the equity interests of Mondee Brazil; and (5) required that Mondee Brazil and Mondee Inc. pledge 100% of the equity interests of Orinter.
Financial Position
We are required to make debt repayments aggregating to $8.3 million in the next 12 months from the date of issuance of the condensed consolidated financial statements.

As of June 30, 2023, we had $49.0 million of unrestricted cash and $15.0 million in unused TCW LOC.

As of the date on which our condensed consolidated financial statements for the fiscal quarter ended June 30, 2023 were available to be issued, we believe that the cash on hand, cash generated from operating activities, and available TCW LOC will satisfy our working capital and capital requirements for at least the subsequent 12 months.
Material Cash Requirements and Other Obligations
Our material cash requirements and other obligations as of June 30, 2023 include the following:

•Term Loan - Principal and interest payments related to the TCW and Wingspire term loans. As of June 30, 2023, we had an outstanding balance of $151.7 million, with $8.3 million payable within 12 months. See Note 8 to our condensed consolidated financial statements for additional information.
•PPP and Other Governmental Loans - Principal and interest payments related to the PPP, CEBA and HASCAP loans. Our outstanding balance related to the PPP loan was $0.0 million as of June 30, 2023, as the second tranche of Mondee's PPP loan was forgiven in May 2022. As of June 30, 2023, our outstanding balance related to the CEBA and HASCAP loans was $0.2 million, with $0.1 million payable within 12 months.
•Operating Lease Obligations - Fixed lease payments related to our operating leases. As of June 30, 2023, we had outstanding operating lease obligations of $2.1 million, with $0.9 million payable within 12 months.

See Note 11 to our condensed consolidated financial statements for further information related to our letters of credit and outstanding legal claims.
Off- Balance Sheet Arrangements
We had the following Off-Balance Sheet Arrangements as of June 30, 2023 and December 31, 2022:

	June 30,	December 31,
(In millions)	2023	2022
Letters of credit	$7.6	$7.4
No amount on the TCW LOC has been drawn down as of June 30, 2023 and December 31, 2022.

Cash Flow Summary for the Six Months Ended June 30, 2023
The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2023	2022
	($ in thousands)
Net cash (used in) provided by operating activities	$(12,406)	$164
Net cash used in investing activities	(26,624)	(3,472)
Net cash provided (used in) by financing activities	8,650	(1,094)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	528	(172)
Net (decrease)/increase in cash, cash equivalents and restricted cash	$(29,852)	$(4,574)
Cash Used in Operating Activities
During the six months ended June 30, 2023, cash used in operating activities was $12.4 million. The primary factors affecting our operating cash flows during this period were our net loss totaling $27.5 million, which was offset by non-cash charges of $21.4 million primarily consisting of stock-based compensation of $7.4 million, PIK interest expense of $4.1 million, amortization of loan origination fees of $0.5 million, depreciation and amortization of $7.2 million, and deferred tax expense of $0.1 million. Cash used in our operating assets and liabilities was $6.3 million, primarily owing to a $20.5 million increase in accounts receivable, a $8.8 million increase in contract assets, a $0.4 million increase in other non-current assets, and a $0.3 million decrease in accrued expenses and other liabilities. These changes were offset by a $24.7 million increase in accounts payable. The increase in accounts receivable and accounts payable was primarily due to the acquisitions of Orinter, Interep and Consolid.
During the six months ended June 30, 2022, cash provided by operating activities was $0.2 million. The primary factors affecting our operating cash flows during this period were our net loss of $9.1 million, offset by our non-cash charges of $11.7 million primarily consisting of PIK interest expense of $1.6 million and depreciation and amortization of $5.6 million. The cash used from changes in our operating assets and liabilities was $2.5 million, which was primarily due to a $10.2 million increase in accounts receivable, a $4.2 million increase in prepaid expenses and other current assets, and a $10.2 million increase in contract assets, partially offset by a $11.2 million increase in accrued expenses and other current liabilities and a $10.2 million increase in accounts payable.
Cash Used in Investing Activities
During the six months ended June 30, 2023, cash used in investing activities was $26.6 million, which was primarily due to cash paid for the acquisitions of Orinter, Interep, and Consolid and the purchase of property and equipment.
During the six months ended June 30, 2022, cash used in investing activities was $3.5 million, which was due to the purchase of property and equipment.
Cash Provided by Financing Activities
During the six months ended June 30, 2023, cash provided by financing activities was $8.7 million, primarily due to $15.0 million in proceeds from the Wingspire Loan, offset by the repayment of debt and offering costs.
During the six months ended June 30, 2022, cash used by financing activities was $1.1 million, primarily due to the repayment of debt and offering costs.
Critical Accounting Policies and Estimates
The preparation of the condensed consolidated financial statements and related disclosures in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. We use our judgment to determine the appropriate assumptions to be used in the determination of certain estimates and we evaluate our estimates on an ongoing basis. Estimates are based on historical experience, terms of existing contracts, our observance of trends in the travel industry, and on various other assumptions that we believe to be reasonable under the circumstances. Our actual results may differ from these estimates under different assumptions or conditions. Matters that involve significant estimates and judgments of management include the following:
Revenue Recognition
We make several estimates in our revenue recognition process that affect the net revenues presented on our condensed consolidated statements of operations.
We earn incentives from airline companies that are recognized based on the achievement of contractual targets, which primarily relate to the volume of airline ticket bookings that have flown. We also receive incentives from our GDS service providers based on the volume of segment bookings mediated by us through the GDS systems. Often, the contractual targets upon which we earn incentives from airline companies and GDS service providers are described as the volume of flights flown over a period of time and the volume of segments booked over a period of time, respectively. The periods in which the contractual targets are based on range from months to years. The amount of incentives that we ultimately earn is dependent on which contractual targets are met by the end of the target period. We do not know with certainty which contractual targets will be met until the end of the target period. As such, we recognize incentive revenues throughout the target period by estimating which contractual targets will be met based on our historical performance and changes to external factors such as travel trends in the current economic environment.
Our revenues are recorded net of cancellations, refunds, and chargebacks, which all represent variable consideration and must be estimated. From time to time, the Company issues credits or refunds to the traveler in the event of cancellations. Additionally, when travel bookings are made, there is a risk of transaction losses as a result of chargebacks pursued by payment processors in connection with fraudulent charges. We estimate and record reserves for cancellations, refunds, and chargebacks based on our assessment of various factors, including the amounts of actual chargeback activity during the current year.
Valuation of Goodwill, Definite-Lived Intangible Assets, and Indefinite-Lived Intangible Assets
The application of the acquisition method of accounting for business combinations requires the use of significant estimates and assumptions to determine the fair value of the assets acquired and liabilities assumed. Our estimates of the fair value are based upon assumptions that we believe are reasonable. When we deem appropriate, we utilize assistance from third-party valuation firms. The consideration transferred is allocated to the assets acquired and liabilities assumed based on their respective values at the acquisition date. The excess of the consideration transferred over the net of the amounts allocated to the identifiable assets acquired and liabilities assumed is recognized as goodwill.
Goodwill increased during the six months ended June 30, 2023 due to the acquisitions of Orinter, Interep, and Consolid. See Note 6 – Business Combinations for additional information related to the acquisitions.
We review long-lived intangible assets whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The assessment of possible impairment is based upon the ability to recover the carrying value of the assets from the estimated undiscounted future net cash flows, before interest and taxes, of the related asset group.
We test goodwill for impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We test goodwill at a reporting unit level and our annual goodwill impairment tests are performed as of December 31. As of December 31, 2022, we performed our annual goodwill impairment test and concluded that there was no impairment of goodwill.
The estimation of fair values of our reporting units reflect numerous assumptions that are subject to various risks and uncertainties, including key assumptions regarding each reporting unit’s expected growth rates and operating margin and the competitive environment, as well as other key assumptions with respect to matters outside of our control, such as discount rates and market comparables. Generally, changes in the assumptions used for comparable company multiples would result in directionally similar changes in the fair value and changes in the assumptions used for discount rates would result in directionally opposite changes in the fair value. The estimation of fair value requires significant judgments and estimates and actual results could be materially different than the judgments and estimates used. Discount rates have been impacted during the period due to rising interest rates and adverse changes in the macroeconomic environment. Future events and changing market conditions, including economic uncertainties such as inflation, rising interest rates and risks of a potential recession, may lead us to re-evaluate the assumptions used to estimate the fair values of our reporting units, which may result in a need to recognize additional goodwill impairment charges that could have a material adverse effect on our results of operations.

Earn-Out Liabilities

See Note 4 – Fair Value Measurements for additional information related to the Company's fair value measurements. When little or no market data is available, the fair value is measured using unobservable inputs ("Level 3 inputs").

Our liabilities measured using Level 3 inputs primarily consist of earn-out liabilities acquired from acquisitions. The fair value of earn-out liabilities are estimated using the Monte Carlo simulation method. In determining the fair value, the following factors were considered: the expected future financial performance of the acquired entities, the underlying financial metric on which the earn-out payment is based upon, historical financial performance, and the Company's credit risk.

Equity-Classified Earn-Out Shares

As part of the reverse recapitalization that closed on July 18, 2022, earn-out shares were approved to be issued to holders, would be entitled to the right to receive shares of common stock, which vest based on the trading price of the Company's Common Stock. The earn-out was determined to be equity-classified, and the Company estimates the fair value of the award on the date the shares are allocated to a holder. The Company obtains a third-party valuation to determine the fair value. The Monte Carlo method was used to determine the expected value of the earn-out shares to be vested by simulating the Company's Common Stock price from the allocation date to the end of the vesting period. The income approach was used to determine the fair value of the award on the allocation date, which includes estimating future cash flows to be received by the award owners over the economic life of the award and converting the cash flows to their present value equivalents using an appropriate discount rate that accounts for the relative risk of not realizing the annual cash flows and for the time value of money.
Recent Accounting Pronouncements
See “Part I, Item 1, Note 3 – Summary of Significant Accounting Policies” to our condensed consolidated financial statements included elsewhere in this Quarterly Report for recently adopted accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information otherwise required under this item.
Item 4. Controls and Procedures

Evaluation of our Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2023, our disclosure controls and procedures were not effective, due to material weaknesses in our internal control over financial reporting that remain since they were identified in connection with the preparation and filing of the 2022 Form 10-K.

Material Weaknesses

In connection with our Chief Executive Officer and Chief Financial Officer’s evaluation of the effectiveness of our controls, we disclosed in Part II, Item 9A Controls and Procedures in the 2022 Form 10-K that we had identified material weaknesses in internal control over financial reporting.
These material weaknesses were related to the control environment, risk assessment and control activities component of internal control over financial reporting as established by the COSO framework. The following control deficiencies constitute material weaknesses, either individually or in the aggregate:

•Failure to maintain a whistle-blower hotline that facilitates anonymous receipt of information relevant to our financial reporting.
•Lack of involvement of personnel with sufficient training and knowledge of U.S. GAAP.
•Failure to perform a formalized risk assessment, including a fraud risk assessment.

•Lack of a formalized process to assess and review the accounting treatment for significant events, significant accounting policies, and significant accounting estimates.
•Lack of segregation of duties related to the ability to create, approve and post journal entries within the Company’s general ledger system.
•Lack of formalized process to review and approve of work performed by management’s third-party consultants related to the measurement of certain instruments measured at fair value.
•Inadequate design, implementation and maintenance of information systems controls including access security and change management controls.
•Failure to timely recognize material transactions, which includes the appropriate determination of revenue recognition based on the terms of the contracts and sales and marketing expenses associated with affiliates of the Company, with an appropriate review by management, including review of both internal and external information used by the Company in determining the amount to record.

Management’s Remediation Efforts

In response to these material weaknesses, management is in the process of completing the following remediation actions:

•We plan to implement a global whistle-blower hotline and fraud monitoring program to facilitate the receipt of anonymous tips relevant to financial reporting.
•We are actively recruiting a technical accounting team with relevant accounting certifications and U.S. GAAP experience to assess the accounting treatment of significant transactions and events and oversee the work of our third-party consultants.
•We are establishing a formal risk assessment process to identify and evaluate risks relevant to financial reporting objectives, including fraud risks.
•We are designing and implementing additional control activities related to the review of the accounting treatment for significant events, significant accounting policies, and significant accounting estimates within our accounting and finance department, including those that are prepared by third-party consultants.
•We are implementing segregation of duties by adding system approval workflows to create, approve and post journal entries within the Company’s general ledger system.
•We are designing and implementing adequate information systems controls, including access security and change management controls.

Remediation of the identified material weaknesses and strengthening our internal control environment will require a substantial effort throughout the fiscal year ending December 31, 2023 and beyond, as necessary. We will test the ongoing operating effectiveness of the new and existing controls in future periods. The material weaknesses cannot be considered completely remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting

Other than the material weakness remediation efforts as described above, there were no changes in our internal control over financial reporting identified that occurred during the three months ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
For a description of our material pending legal proceedings, see Note 11 to the accompanying unaudited condensed consolidated financial statements for the quarter ended June 30, 2023 included in Part I, Item 1 of this Quarterly Report.

Item 1A. Risk Factors

In addition to the other information set forth in this report, including the important information in “Forward-Looking Statements,” you should carefully consider the “Risk Factors” discussed in our Annual Report on Form 10-K for the year ended December 31, 2022, as amended. If any of those factors were to occur, they could materially adversely affect our financial condition or future results, and could cause our actual results to differ materially from those expressed in its forward-looking statements in this report. We are aware of no material changes to the Risk Factors discussed in our Annual Report.

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

As of December 31, 2022, our Company had net operating loss carryforwards for federal and state of approximately $100.95 million and $122.65 million respectively. As of December 31, 2021, our Company had net operating loss carryforwards for federal and state of approximately $108.53 million and $141.37 million, respectively. The federal net operating losses will begin to expire in 2032, and state net operating losses begin to expire in 2027, if not utilized. Under current law, federal NOLs generated in taxable years ending after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs is limited to 80%. Federal NOLs generated prior to January 1, 2018, however, have a 20-year carryforward period, but are not subject to the 80% limitation.

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

Although ITHAX Acquisition Sponsor LLC, a Delaware limited liability company (the "Sponsor"), the members of the Sponsor, the Mondee Stockholders and the members of the Mondee Stockholder were prohibited, through January 19, 2023, from transferring any of our securities, in each case, subject to certain customary exceptions, these shares may now be sold and we have filed, and may in the future file or amend, registration statements to provide for the resale of such shares from time to time. If any of these shareholders or another large institutional shareholder were to sell a substantial number of shares of our common stock at once or in large blocks, or are perceived by the market as intending to sell them, the market price of our common stock could decline.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

Payment to Asi Ginio in Connection with Interep Purchase Agreement

In connection with the Interep Acquisition, the Company has agreed to provide Mr. Ginio with the equivalent of $50,000 in travel credits, in connection with general advisory services Mr. Ginio provided to Seller.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

Exhibit No	Description	Form	File No	Exhibit	Filing Date
2.1	Business Combination Agreement, dated as of December 20, 2021, by and among ITHAX Acquisition Corp., ITHAX Merger Sub I, LLC, ITHAX Merger Sub II, LLC, and Mondee Holdings II, Inc.	8-K	001-39943	2.1	December 20, 2021
2.2	Share Purchase and Sale Agreement by and among Mondee Brazil, LLC, Mondee Holdings, Inc., OTT Holding Ltda, Orinter Tour & Travel, S.A., and the other parties thereto, dated as of January 31, 2023	8-K	001-39943	2.1	February 1, 2023
2.3†	Stock Purchase Agreement by and among Mondee Brazil, LLC, Mondee Holdings, Inc., Consolid Mexico Holding, S.A.P.I. de C.V., José Luis Castro Gómez, Abraham Shabot Cherem, Judith Guerra Aguijosa, and the other parties thereto, dated as of May 12, 2023.	8-K	001-39943	2.1	May 16, 2023
2.4†	Share Purchase and Sale Agreement by and among Mondee Brazil, LLC, Mondee Holdings, Inc., Diana Krepinsky Rodrigues, Cynthia Sherry Ann Krepinsky Rodrigues, and Interep Representações Viagens E Turismo S.A.. dated as of May 12, 2023	8-K	001-39943	2.1	May 16, 2023
3.1	Amended and Restated Certificate of Incorporation of Mondee Holdings, Inc.	8-K	001-39943	3.1	July 20, 2022
3.2	Amended and Restated Bylaws of Mondee Holdings, Inc.	8-K	001-39943	3.2	July 13, 2023
3.3	Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock.	8-K	001-39943	3.1	September 30, 2022
4.1	Specimen Unit Certificate	S-4	333-263727	4.1	March 21, 2022
4.2	Specimen Class A Common Stock Certificate	8-K	001-39943	4.1	July 20, 2022
4.3	Specimen Warrant Certificate	8-K	01-39943	4.2	July 20, 2022

4.4	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K/A	001-39943	4.4	April 19, 2023
4.5	Amended and Restated Warrant Agreement between Continental Stock Transfer & Trust Company and Mondee Holdings, Inc.	8-K	001-39943	4.3	July 20, 2022
4.6	Amendment No. 1 to Amended and Restated Warrant Agreement between Continental Stock Transfer & Trust Company and Mondee Holdings, Inc.	8-K	001-39943	10.1	October 21, 2022
4.7	Warrant Agreement, dated September 29, 2022, by and between Continental Stock Transfer & Trust Company and Mondee Holdings, Inc.	8-K	001-39943	10.3	September 30, 2022
10.1†	Financing Agreement by and between Mondee Holdings, LLC and the "Borrowers," the "Guarantors," the "Lenders" and TCW Asset Management Company, LLC, dated as of December 23, 2019, as amended.	S-4/A	333-266 277	10.43	May 20, 2022
10.2†	Amendment No. 9 to Financing Agreement, dated as of January 11, 2023, by and among Mondee Holdings, Inc., TCW Asset Management Company LLC, and the other parties thereto	8-K	001-39943	10.2	January 18, 2023
10.3†	Amendment No. 10 to Financing Agreement, dated as of January 31, 2023, by and among Mondee Holdings, Inc., TCW Asset Management Company LLC, and the other parties thereto	8-K	001-39943	10.2	February 3, 2023
10.4†	Share Pledge Agreement, by and between Mondee Brazil, LLC and Mondee, Inc., the “Lenders,” Orinter Viagens E Turismo S.A., and TCW Asset Management Company LLC, signed April 14, 2023, effective as of March 28, 2023.	8-K	001-39943	10.3	April 19, 2023
10.5+†	Employment Agreement, dated April 18, 2023, by and between Mondee Holdings, Inc. and Jesus Portillo.	8-K	001-39943	10.1	April 20, 2023

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a 14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a 14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104**	Cover Page Interactive Data File, formatted in Inline XBRL (formatted as inline XBRL and contained in Exhibit 101)

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

MONDEE HOLDINGS, INC.

Date: August 14, 2022	By:	/s/ Prasad Gundumogula
	Name:	Prasad Gundumogula
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2022	By:	/s/ Jesus Portillo
	Name:	Jesus Portillo
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)