Form 10-Q
period 2023-09-30
Mondee Holdings, Inc.
filed 2023-11-14
CIK 1828852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2023
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

As of the last practicable date November 9, 2023, there were 85,820,365 shares of Class A common stock, par value $0.0001 per share issued and outstanding.

MONDEE HOLDINGS, INC.
FORM 10-Q FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

MONDEE HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except stock and par value data) (unaudited)

	September 30, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$39,896	$78,841
Restricted cash and cash equivalents	8,023	8,639
Accounts receivable, net of allowance of $6,890 and $4,861 as of September 30, 2023 and December 31, 2022, respectively	108,278	21,733
Contract assets, net of allowance of $7 and $750 as of September 30, 2023 and December 31, 2022, respectively	12,223	5,794
Prepaid expenses and other current assets	8,326	4,673
Total current assets	176,746	119,680
Property and equipment, net	15,072	11,332
Goodwill	77,167	66,420
Intangible assets, net	91,155	57,370
Amounts receivable from related parties	199	—
Operating lease right-of-use assets	2,273	1,384
Deferred income taxes	918	237
Other non-current assets	2,039	1,674
TOTAL ASSETS	$365,569	$258,097
Liabilities, Redeemable Preferred Stock and Stockholders’ Deficit
Current liabilities
Accounts payable	$113,336	$33,749
Deferred underwriting fee	—	500
Amounts payable to related parties	42	13
Government loans, current portion	72	72
Accrued expenses and other current liabilities	28,211	9,319
Earn-out liability, net, current portion	3,155	—
Deferred revenue, current portion	5,945	5,828
Long-term debt, current portion	10,313	7,514
Total current liabilities	161,074	56,995
Deferred income taxes	111	307
Note payable to related party	200	197
Government loans, excluding current portion	143	159
Earn-out liability, net, excluding current portion	3,411	—
Warrant liability	177	1,293
Long-term debt, excluding current portion	145,142	126,882
Deferred revenue, excluding current portion	12,847	14,656
Operating lease liabilities, excluding current portion	1,750	1,620
Other long-term liabilities	3,003	2,713
Total liabilities	327,858	204,822
Commitments and contingencies (Note 11)

MONDEE HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except stock and par value data) (unaudited)

Redeemable preferred stock
Series A preferred stock - 250,000,000 shares authorized, $0.0001 par value, 85,000 shares issued and outstanding as of September 30, 2023 and December 31, 2022 (liquidation preference $95,346 and $87,323 as of September 30, 2023 and December 31, 2022, respectively)	92,484	82,597

Stockholders’ deficit
Class A Common Stock – 500,000,000 shares authorized, $0.0001 par value, 85,498,657 and 82,266,160 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	8	7
Treasury stock - 2,448,928 and 0 shares of Class A Common Stock as of September 30, 2023 and December 31, 2022, respectively	(22,884)	—
Shareholder receivable	—	(20,336)
Additional paid-in capital	296,635	271,883
Accumulated other comprehensive gains (losses)	(655)	(621)
Accumulated deficit	(327,877)	(280,255)
Total stockholders’ deficit	(54,773)	(29,322)
TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT	$365,569	$258,097

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONDEE HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except stock and per share data) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues, net	$54,532	$40,513	$161,232	$125,236
Operating expenses
Sales and marketing expenses	35,971	28,650	113,476	88,467
Personnel expenses, including stock-based compensation of $2,638, $55,064, $9,261, and $55,219, respectively	10,696	59,807	30,521	71,131
General and administrative expenses, including non-employee stock-based compensation of $336, $172, $1,078, and $178, respectively	4,629	2,337	14,350	6,802
Information technology expenses	1,073	1,176	3,372	3,639
Provision for credit losses, net	535	211	(166)	297
Depreciation and amortization	4,165	2,963	11,354	8,549
Restructuring expense, net	239	2,130	1,600	2,130
Total operating expenses	57,308	97,274	174,507	181,015
Loss from operations	(2,776)	(56,761)	(13,275)	(55,779)
Other income (expense)
Interest income	243	28	880	289
Interest expense	(8,740)	(7,157)	(25,372)	(19,987)
Gain on extinguishment of PPP loan	—	—	—	2,009
Changes in fair value of warrant liability	744	683	1,116	683
Other expense, net	(9,189)	(1,080)	(7,883)	(316)
Total other expense, net	(16,942)	(7,526)	(31,259)	(17,322)
Loss before income taxes	(19,718)	(64,287)	(44,534)	(73,101)
Provision for income taxes	(381)	(321)	(3,088)	(611)
Net loss	(20,099)	(64,608)	(47,622)	(73,712)
Cumulative dividends allocated to preferred stockholders	(2,859)	(47)	(8,023)	(47)
Net loss attributable to common stockholders	$(22,958)	$(64,655)	$(55,645)	$(73,759)
Net loss attributable per share to common stockholders
Basic and diluted	$(0.29)	$(0.89)	$(0.72)	$(1.14)
Weighted-average shares used to compute net loss attributable per share to common stockholders
Basic and diluted	77,925,635	72,462,512	77,162,363	64,730,224
The accompanying notes are an integral part of these condensed consolidated financial statements.

MONDEE HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss
(In thousands) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(20,099)	$(64,608)	$(47,622)	$(73,712)
Other comprehensive gain (loss), net of tax
Gain (loss) on currency translation adjustment	(2,938)	(158)	(34)	(330)
Comprehensive loss	$(23,037)	$(64,766)	$(47,656)	$(74,042)
The accompanying notes are an integral part of these condensed consolidated financial statements.

MONDEE HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Mezzanine Equity and Stockholders’ Deficit
For the three and nine months ended September 30, 2023 and 2022
(In thousands, except stock and par value data) (unaudited)

	Mezzanine Equity		Stockholders' Deficit
	Preferred stock		Class A Common Stock		Treasury Stock		Additional Paid-in- Capital	Accumulated Other Comprehensive Gains (Losses)	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2023	85,000	$88,960	84,242,767	$8	2,033,578	$(20,336)	$291,004	$2,283	$(307,778)	$(34,819)
Issuance of common stock through employee stock plans	—	—	241,549	—	—	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	—	—	(81,309)	—	—	—	(723)	—	—	(723)
Common stock repurchased	—	—	(215,350)	—	215,350	(766)	—	—	—	(766)
Stock-based compensation	—	—	—	—	—	—	2,974	—	—	2,974
Currency translation adjustments	—	—	—	—	—	—	—	(2,938)	—	(2,938)
Net loss	—	—	—	—	—	—	—	—	(20,099)	(20,099)
Acquisitions of Interep and Skypass	—	—	1,311,000	—	—	—	6,904	—	—	6,904
Shares received for divestiture of LBF and post-sales support	—	—	—	—	200,000	(1,782)	—	—	—	(1,782)
Accrual of dividends and accretion of redeemable series A preferred stock	—	3,524	—	—	—	$—	(3,524)	—	—	(3,524)
Balance at September 30, 2023	85,000	$92,484	85,498,657	$8	$2,448,928	$(22,884)	$296,635	$(655)	$(327,877)	$(54,773)

	Mezzanine Equity		Stockholders' Deficit
	Preferred stock		Class A Common Stock		Treasury Stock		Shareholder	Additional Paid-in- Capital	Accumulated Other Comprehensive Gains (Losses)	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Receivable
Balance at December 31, 2022	85,000	$82,597	82,266,160	$7	—	$—	$(20,336)	$271,883	$(621)	$(280,255)	$(29,322)
Issuance of common stock through employee stock plans	—	—	596,649	—	—	—	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	—	—	(186,207)	—	—	—	—	(1,738)	—	—	(1,738)
Common stock repurchased	—	—	(215,350)	—	215,350	(766)	—	—	—	—	(766)
Stock-based compensation	—	—	—	—	—	—	—	10,339	—	—	10,339
Currency translation adjustments	—	—	—	—	—	—	—	—	(34)	—	(34)
Net loss	—	—	—	—	—	—	—	—	—	(47,622)	(47,622)
Settlement of shareholder receivable	—	—	—	—	2,033,578	(20,336)	20,336	—	—	—	—
Acquisitions of Orinter, Interep, and Skypass	—	—	3,037,405	1	—	—	—	26,038	—	—	26,039
Shares received for divestiture of LBF and post-sales support	—	—	—	—	200,000	(1,782)	—	—	—		(1,782)
Accrual of dividends and accretion of redeemable series A preferred stock	—	9,887	—	—	—	—	—	(9,887)	—	—	(9,887)
Balance at September 30, 2023	85,000	$92,484	85,498,657	$8	2,448,928	$(22,884)	$—	$296,635	$(655)	$(327,877)	$(54,773)
Dividends accrued for preferred stockholders were $33.64 and $94.39 per share for the three and nine months ended September 30, 2023, and $0.55 per share for the three and nine months ended September 30, 2022.

MONDEE HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Mezzanine Equity and Stockholders’ Deficit
For the three and nine months ended September 30, 2023 and 2022
(In thousands, except stock and par value data) (unaudited)

	Mezzanine Equity		Stockholders' Deficit
	Preferred Stock		Class A Common Stock		Shareholder Receivable	Additional Paid-in-Capital	Accumulated Other Comprehensive Gains (Losses)	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance at June 30, 2022	—	$—	1	$—	$—	$163,626	$(445)	$(199,121)	$(35,940)
Retroactive application of recapitalization	—	—	60,799,999	6	—	(6)	—	—	—
Balance at June 30, 2022	—	—	60,800,000	6	—	163,620	(445)	(199,121)	(35,940)
Issuance of Class A Common Stock upon the reverse recapitalization including PIPE financing, net of transaction costs	—	—	13,947,218	1	—	48,340	—	—	48,341
Issuance of Mondee Holdings LLC Class G units upon prepayment of debt	—	—	—	—	—	9,750	—	—	9,750
Merger earn-out shares	—	—	7,400,000	—	—	—	—	—	—
Settlement of related party loan	—	—	—	—	(20,336)	—	—	—	(20,336)
Common control acquisition	—	—	—	—	—	(2,000)	—	—	(2,000)
Payment made on behalf of Mondee Holdings LLC	—	—	—	—	—	(5,241)	—	—	(5,241)
Shares issued upon exercise of common stock warrants	—	—	118,942	—	—	1,368	—	—	1,368
Transfer of Private Warrants to Public Warrants	—	—	—	—	—	536	—	—	536
Issuance of redeemable series A preferred stock, net of issuance costs	85,000	79,549	—	—	—	—	—	—	—
Issuance of common stock warrants	—	—	—	—	—	3,891	—	—	3,891
Accrual of dividends and accretion of redeemable series A preferred stock	—	57	—	—	—	(57)	—	—	(57)
Stock based compensation	—	—	—	—	—	55,236	—	—	55,236
Currency translation adjustment	—	—	—	—	—	—	(158)	—	(158)
Net loss	—	—	—	—	—	—	—	(64,608)	(64,608)
Balance at September 30, 2022	85,000	$79,606	82,266,160	$7	$(20,336)	$275,443	$(603)	$(263,729)	$(9,218)

	Mezzanine Equity		Stockholders' Deficit
	Preferred stock		Class A Common Stock		Shareholder	Additional Paid-in-Capital	Accumulated Other Comprehensive Gains (Losses)	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Receivable
Balance at December 31, 2021	—	$—	1	$—	$—	$163,465	$(273)	$(190,017)	$(26,825)
Retroactive application of recapitalization	—	—	60,799,999	6	—	(6)	—	—	—
Balance at December 31, 2021	—	—	60,800,000	6	—	163,459	(273)	(190,017)	(26,825)
Issuance of Class A Common Stock upon the reverse recapitalization including PIPE financing, net of transaction costs	—	—	13,947,218	1	—	48,340	—	—	48,341
Issuance of Mondee Holdings LLC Class G units upon prepayment of debt	—	—	—	—	—	9,750	—	—	9,750
Merger earn-out shares	—	—	7,400,000	—	—	—	—	—	—
Settlement of related party loan	—	—	—	—	(20,336)	—	—	—	(20,336)
Common control acquisition	—	—	—	—	—	(2,000)	—	—	(2,000)
Payment made on behalf of Mondee Holdings LLC	—	—	—	—	—	(5,241)	—	—	(5,241)
Shares issued upon exercise of common stock warrants	—	—	118,942	—	—	1,368	—	—	1,368
Transfer of Private Warrants to Public Warrants	—	—	—	—	—	536	—	—	536
Issuance of redeemable series A preferred stock, net of issuance costs	85,000	79,549	—	—	—	—	—	—	—
Issuance of common stock warrants	—	—	—	—	—	3,891	—	—	3,891
Accrual of dividends and accretion of redeemable series A preferred stock	—	57	—	—	—	(57)	—	—	(57)
Stock-based compensation	—	—	—	—	—	55,397	—	—	55,397
Currency translation adjustments	—	—	—	—	—	—	(330)	—	(330)
Net loss	—	—	—	—	—	—	—	(73,712)	(73,712)
Balance at September 30, 2022	85,000	$79,606	82,266,160	$7	$(20,336)	$275,443	$(603)	$(263,729)	$(9,218)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONDEE HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands) (unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net loss	$(47,622)	$(73,712)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	11,354	8,549
Non-cash gain on disposal of LBF US	(697)	—
Deferred taxes	(1,050)	138
Provision for credit losses, net	(166)	297
Stock-based compensation	10,339	55,397
Non-cash lease expense and lease impairment charges	753	—
Amortization of loan origination fees	6,403	4,238
Payment in kind interest expense	4,241	8,147
Gain on forgiveness of PPP Loan	—	(2,009)
Gain on termination of lease	(337)	—
Unrealized (gain) loss on foreign currency exchange derivatives	(270)	—
Change in the estimated fair value of earn-out consideration and warrants	(1,008)	(1,259)
Changes in operating assets and liabilities:
Accounts receivable	(19,523)	(15,870)
Accounts receivable from related parties	(199)	—
Contract assets	(6,041)	(2,635)
Prepaid expenses and other current assets	(451)	(17,547)
Operating lease right-of-use assets	—	(320)
Other non-current assets	(315)	(716)
Amounts payable to related parties	18	(716)
Accounts payable	27,469	26,353
Accrued expenses and other liabilities	6,363	12,333
Deferred revenue	(1,692)	(1,658)
Operating lease liabilities	(969)	300
Net cash used in operating activities	(13,400)	(690)
Cash flows from investing activities
Capital expenditures	(7,660)	(5,415)
Purchase of restricted short term investments	—	(394)
Cash paid for acquisitions, net of cash acquired	(24,081)	—
Net cash used in investing activities	(31,741)	(5,809)
Cash flows from financing activities
Repayment of debt	(4,118)	(41,500)
Proceeds from issuance of preferred stock	—	85,000
Issuance cost from preferred stock	—	(1,560)
Proceeds from exercise of common stock warrants	—	1,368
Proceeds from Business Combination and issuance of PIPE shares	—	78,548
Payment of offering costs	(4,372)	(20,053)
Payment made on behalf of Mondee Holdings LLC	—	(5,241)
Loan origination fee for long term debt	(616)	—

MONDEE HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands) (unaudited)

Proceeds from long term debt	15,000	—
Net cash provided by by financing activities	5,894	96,562
Effect of exchange rate changes on cash and cash equivalents and restricted cash and cash equivalents	(314)	(341)
Net (decrease) increase in cash and cash equivalents and restricted cash and cash equivalents	(39,561)	89,722
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	87,480	15,506
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$47,919	$105,228

Supplemental cash flow information
Cash paid for interest	$8,418	$140
Cash paid for income taxes	115	—
Cash paid for LBF US transition services	7,386	—
Non-cash financing and investing activities
Right-of-use assets obtained in exchange for new operating lease liabilities	$249	$—
Legacy Mondee shares converted to Mondee Holdings Inc.	—	7
Assumption of net liabilities from Business Combination	—	15,002
Unpaid offering costs	—	12,030
Issuance of common stock warrants	—	3,892
Conversion of warrant classification	—	535
Settlement of related party loan	—	(20,336)
Common control acquisition	—	(2,000)
Issuance of Mondee Holdings LLC Class G units upon modification of debt	—	9,750
Property and equipment included in accounts payable	61	—
Fair value of Class A Common Stock issued in connection with acquisitions	26,038	—
Fair value of earn-out liabilities issued in connection with acquisitions	7,014	—
Shares withheld for tax withholding on vesting of restricted stock units	1,738	—
Deferred consideration in connection with acquisitions	2,259	—
Accrued series A preferred stock dividend	8,023	46
Interest capitalized for software development	163	—
Common stock repurchases	766	—
Noncash purchase consideration received for LBF divestiture, net	1,282	—
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
Reverse Recapitalization
On July 18, 2022 (the “Closing Date”), we consummated the business combination pursuant to the Business Combination Agreement, dated December 20, 2021, by and among ITHAX Acquisition Corp. (“ITHAX”), Ithax Merger Sub I, LLC, a Delaware limited liability company and wholly owned subsidiary of ITHAX (“First Merger Sub”), Ithax Merger Sub II, LLC a Delaware limited liability company and wholly owned subsidiary of ITHAX (“Second Merger Sub”) and Mondee Holdings II, Inc., a Delaware corporation (“Legacy Mondee”) (the “Business Combination”).
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
2.    IMMATERIAL CORRECTIONS OF PREVIOUSLY ISSUED QUARTERLY FINANCIAL INFORMATION

During the fourth quarter of the year ended December 31, 2022, the Company identified an error related to arrangements with travel agents which requires the recording of travel agent commissions to revenue with a corresponding off-setting entry to sales and marketing expense. As a result, there was an understatement of reported revenues, net and sales and marketing expenses for the unaudited three and nine months ended September 30, 2022. Additionally, the Company identified an error related to the classification of credit card processing fees which should have been recorded in sales and marketing expense rather than revenues, net thereby contributing to the understatement of such financial statement line items. There was no impact to net loss for either period. The Company previously disclosed marketing expenses and sales and other expenses separately through the quarter ended September 30, 2022, and for the year ended December 31, 2022, the Company changed its manner of presentation to its current presentation of sales and marketing expense as one financial statement line item. Management assessed the materiality of these errors and concluded the misstatements were not material to the unaudited financial statements for the period ended September 30, 2022.

The following table summarizes the effect of the revision on the affected financial statement line items, corresponding to the Company’s presentation of the relevant financial statement line item in the period relevant to the error:

	Three Months Ended September 30, 2022
	As Previously Reported	Adjustments	As Corrected
Condensed Consolidated Statements of Operations
Revenues, net	$39,466	$1,047	$40,513
Marketing expenses	24,298	519	24,817
Sales and other expenses	3,305	528	3,833
Total operating expenses	$96,227	$1,047	$97,274

	Nine Months Ended September 30, 2022
	As Previously Reported	Adjustments	As Corrected
Condensed Consolidated Statements of Operations
Revenues, net	$119,769	$5,467	$125,236
Marketing expenses	73,317	3,464	76,781
Sales and other expenses	9,683	2,003	11,686
Total operating expenses	$175,548	$5,467	$181,015

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Other than policies noted below, there have been no changes to the Company’s significant accounting policies described in the annual consolidated financial statements for the year ended December 31, 2022.
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
The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, including acquired businesses from the dates of acquisition. All intercompany accounts and transactions have been eliminated in consolidation. The functional currency of the Company’s subsidiaries is generally the respective local currency. For international operations, assets and liabilities are translated into U.S. dollars at the rate of exchange existing at the balance sheet date. Income statement amounts are translated at monthly average exchange rates applicable for the period. Translation gains and losses are included as a component of accumulated other comprehensive gains (losses) in the accompanying condensed consolidated balance sheets. Foreign currency transaction gains and losses are included in other expense, net in the accompanying condensed consolidated statements of operations.
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
Accounts Receivable, Contract Assets and Allowance for Doubtful Accounts

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
Contract assets represent unbilled and accrued incentive revenues from airline companies and our GDS service providers based on the achievement of contractual targets defined at contract inception. The provision for estimated credit losses is recorded in contract assets, net of allowance on our condensed consolidated balance sheets.
During the nine months ended September 30, 2023, the Company recorded a gain of $166 to provision for credit losses, net, due to the revision of estimates of expected credit losses on accounts receivables and contract assets, and $1,914 additional allowance associated with acquisitions during the period, offset by $1,205 of write-offs, net of recoveries.
Foreign Currency Exchange Derivatives
The Company is exposed to foreign currency fluctuations and enters into foreign currency exchange derivative financial instruments to reduce the exposure to variability in certain expected future cash flows. The Company uses foreign currency forward contracts with maturities of up to four months to hedge a portion of anticipated exposures. These contracts are not designated as hedging instruments and changes in fair value are recorded in other expense, net on the condensed consolidated statement of operations. Realized gains and losses from the settlement of the derivative assets and liabilities are classified as operating activities on the condensed consolidated statement of cash flows. The foreign currency exchange derivatives are recognized on the condensed consolidated balance sheet at fair value within accrued expenses and other current liabilities. The Company does not hold or issue derivatives for trading purposes.
Goodwill
The Company tests good for impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company has two reporting units and tests goodwill for each respective reporting unit. During the third quarter of 2023, the Company voluntarily changed its annual goodwill impairment test date from December 31 to October 1, as the new date of the assessment better aligns with the Company's long-term business planning process. This change was not material to the Company's condensed consolidated financial statements as it did not delay, accelerate, or avoid any potential goodwill impairment charge.
Revenue Recognition
The majority of our revenues are generated by providing online travel reservation services, which principally allow travelers to book travel reservations with travel suppliers through our technology solutions. These transaction-based revenue sources are reflected within our travel marketplace segment and primarily consist of:
•Commissions revenue, including mark-up fees and commissions on airline ticket sales and to a lesser extent, for hotel accommodations and booking of car rentals, and other travel services;
•Incentive revenues earned from Global Distribution System (“GDS”) service providers and airline companies for airline reservations, as well as from our fintech payment programs based on the aggregate gross booking amounts processed by us; and;
•Other travel products and services.
We have determined the nature of our promise is to arrange for travel services to be provided by travel suppliers, and are therefore an agent in the transaction, whereby we record as revenue the net commission we receive in exchange for our travel reservation services. In these transactions, the travel supplier is determined to be our customer. Travel suppliers consist of GDS service providers and airline companies. Our revenue is earned through mark-up fees and commissions, and is recorded net of estimated cancellation, refunds, and chargebacks. Revenue is recognized when the traveler completes a reservation, as our performance obligation is satisfied upon issuance of the ticket or reservation details to the traveler. From time to time, the Company issues credits or refunds to the traveler in the event of cancellations. Additionally, when travel bookings are made, there is a risk of transaction losses as a result of chargebacks pursued by payment processors in connection with fraudulent charges. We record estimates for chargebacks against our mark-up fees or commission earned upon travel bookings as variable consideration. We record estimates for losses related to chargebacks of the travel supplier cost as sales and marketing expense. Reserves are recorded based on our assessment of various factors, including the amounts of actual chargeback activity during the current year.

We earn incentives from airline companies based on the volume of airline ticket bookings that have flown. We also receive incentives from our GDS service providers based on the volume of segment bookings mediated by us through the GDS systems. The periods in which the contractual targets are based on a range from months to years. The rate at which the Company earns the incentives from airline companies and GDS service providers, or travel suppliers, is subject to fluctuations as the incentive amount earned on any given day is contingent on the cumulative prior performance under the contract. Additionally, some travel supplier contracts have tiered level pricing where the incentive rate applied depends on several performance targets specified in the contract. At the end of each reporting period, the Company estimates the incentives earned in the period based on the flights taken and the respective incentive rates that would apply to the Company, based on the tier the Company will most likely fall under. Revenue earned and recognized relating to incentives with airline companies and GDS service providers will be estimated to the extent that it is probable that a significant reversal of any incremental revenue will not occur. This revenue is recognized net of variable consideration, including cancellations, refunds, and shortfall penalty fees, as applicable. In addition to travel-related revenue, we also earn incentives from fintech programs held with banks and financial institutions, which we leverage in our payment processing and settlement platform. Our fintech programs include a wide array of payment options, such as credit cards, wallets, alternate payment methods, and next generation fraud protection tools. These incentives received are based on the aggregate transaction amounts processed by us.
In Brazil and Mexico, the Company partners with financing companies to allow travelers the possibility of purchasing the product of their choice through financing plans established, offered and administrated by such financing companies. Participating financing companies bear full risk of fraud, delinquency, or default by travelers. When travelers elect to finance their purchase, we receive payments from financing companies as installments become due regardless of when the traveler makes the scheduled payments. In most cases, we receive payments before travel occurs or during travel, and the period between completion of booking and receipt of scheduled payments is typically less than one year. The Company uses the practical expedient and does not recognize a significant financing component when the difference between payment and revenue recognition is less than a year.
In partnering with the financing companies mentioned above, the Company has the option to collect payments upfront or receive in installments as they become due. Upfront payments are determined to be factoring transactions, and therefore financing fees associated with these payments are recorded within interest expense. Fees for payments received in installments are recorded within sales and marketing expense. Financing fees associated with these upfront payments are recorded within interest expense. During the three and nine months ended September 30, 2023, the Company incurred factoring fees of $345, and $1,420, respectively, which represents 2% and 5%, respectively, of the total other expense, net on the condensed consolidated statements of operations.
To a lesser extent, we also generate revenues by entering into subscription contracts for access to our travel management offerings. These revenues are reflected within our software-as-a-service (“SaaS”) platform segment. Under these contracts, payment is collected upfront when the customer signs up to use the platform. Subscription revenue is recognized on a straight-line basis over the term of the agreement using a time-based measure of progress, as the nature of the Company’s promise to the customer is to stand ready to provide platform access. The Company earns variable consideration in the form of a booking fee for each instance a traveler books a trip on the platform. The Company applies the series guidance variable consideration estimation exception to recognize the variable fees upon the completion of travel bookings as this is when our performance obligation is satisfied.
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
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Significant concentrations are those that represent more than 10% of the Company’s total revenue or total accounts receivable and contract assets. As of September 30, 2023, there were two financing companies that accounted for 34% and 14% of the total accounts receivable balance at period end. As of December 31, 2022, two customers accounted for 23% of total accounts receivable and contract assets. The Company performs credit evaluations of its customers and generally does not require collateral for sales on credit. The Company’s accounts receivable comprises of amounts due from affiliates, airline companies, GDS service providers and financing companies, which are well established institutions that the Company believes to be of high quality. The Company reviews accounts receivable balances to estimate the expected credit loss and record it within the allowance for doubtful accounts.
The Company’s cash and cash equivalents are on deposit with major financial institutions. Such deposits may be in excess of insured limits. The Company has not experienced any losses due to institutional failure or bankruptcy.
Recently Adopted Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” or ASU No. 2016-13. The amendments in ASU No. 2016-13 introduce an approach based on expected losses to estimated credit losses on certain types of financial instruments, modify the impairment model for available-for-sale debt securities and provide for a simplified accounting model for purchased financial assets with credit deterioration since their origination. The new standard requires financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The Company adopted ASU 2016-13 as of January 1, 2023 with no material impact to its condensed consolidated financial statements.
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
Recently Issued Accounting Pronouncements Not Yet Adopted
The Company has considered the applicability of recently issued accounting pronouncements by the FASB and have determined that they are either not applicable or are not expected to have a material impact on the Company’s condensed consolidated financial statements.
Change in Financial Statement Presentation
In connection with the preparation of its condensed consolidated financial statements as of and for the three and nine months ended September 30, 2023 and 2022, the Company changed the presentation of “Sales and other Expense” and “Marketing Expense” within the condensed consolidated statement of operations. The Company combined “Sales and other Expense” and “Marketing Expense” into “Sales and Marketing Expense”. The change is a result of an increased overlap between the nature and purpose of expenses that fall within these groups. This change in presentation has been applied retrospectively and does not change any previously reported subtotals or totals on the condensed consolidated statement of operations and comprehensive loss.
4.    FAIR VALUE MEASUREMENT
The Company evaluates assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period.

The following table sets forth the Company’s financial assets and liabilities that were measured at fair value, on a recurring basis:

	September 30, 2023
	Level 1	Level 2	Level 3	Total
Assets
Foreign currency exchange derivatives(1)	$—	$104	$—	$104
Total assets	$—	$104	$—	$104

Liabilities
Warrant liability - private placement warrants(2)	$—	$—	$177	$177
Orinter earn-out consideration(3)	—	—	3,990	3,990
Consolid earn-out consideration(4)	—	—	1,120	1,120
Interep earn-out consideration(5)	—	—	1,780	1,780
Skypass earn-out consideration(6)	—	—	232	232
Total liabilities	$—	$—	$7,299	$7,299

	December 31, 2022
	Level 1	Level 2	Level 3	Total

Liabilities
Warrant liability - private placement warrants(2)	$—	$—	$1,293	$1,293
______________________________

(1)
The Company uses foreign currency forwards contracts with maturities of up to 4 months to hedge a portion of anticipated exposures. The foreign currency exchange derivatives are recognized on the condensed consolidated balance sheet at fair value within prepaid expenses and other current assets.

(2)
On February 1, 2021, with the closing of its initial public offering, ITHAX consummated the sale of 675,000 private placement units, including the exercise by the underwriters of their over-allotment option. As of September 30, 2023, the Company had 232,500 private placement warrants outstanding.

(3)
The Orinter earn-out consideration represents arrangements to pay the former owners of Orinter, which was acquired by the Company in 2023. The undiscounted maximum payment under the arrangement is $10,000 in aggregate at the end of fiscal years 2023 through 2025. As of September 30, 2023, no payments have been made. Earn-out consideration is included in earn-out liability, net, current portion and earn-out liability, net, excluding current portion on the Company’s condensed consolidated balance sheets.

(4)
The Consolid earn-out consideration represents arrangements to pay the former owners of Consolid, which was acquired by the Company in 2023. The Company may be required to make earn-out payments up to an aggregate of $1,000 and 400,000 shares of common stock contingent on Consolid meeting certain adjusted EBITDA targets. As of September 30, 2023, no payments have been made. Earn-out consideration is included in earn-out liability, net, current portion and earn-out liability, net, excluding current portion on the Company’s condensed consolidated balance sheets.

(5)
The Interep earn-out consideration represents arrangements to pay the former owners and key executives of Interep, which was acquired by the Company in 2023. The Company may be required to make earn-out payments of up to $3,000 contingent upon Interep reaching specified EBITDA targets by the end of fiscal year 2025. As of September 30, 2023, no payments have been made. Earn-out consideration is included in earn-out liability, net, current portion and earn-out liability, net, excluding current portion on the Company’s condensed consolidated balance sheets.

(6)
The Skypass earn-out consideration represents arrangements to pay the former owners of Skypass, which was acquired by the Company in 2023. The Company may be required to make earn-out payments of up to an aggregate of 1,800,000 shares of common stock contingent on Skypass meeting certain adjusted EBITDA targets. In the event the EBITDA target is exceeded, the Company is required to pay 2.5% on any excess of the EBITDA target, settled in shares. The number of shares payable will be calculated based on the market value of the Company’s Class A Common Stock at settlement date. As of September 30, 2023, no payments have been made. Earn-out consideration is included in earn-out liability, net, current portion and earn-out liability, net, excluding current portion on the Company’s condensed consolidated balance sheets.

Short-Term Financial Assets and Liabilities
The fair value of Company’s short-term financial assets and liabilities including cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, accounts payable, deferred underwriting fee, and accrued expenses approximated their carrying values as of September 30, 2023 and December 31, 2022, due to their short-term nature. The Company’s restricted cash and cash equivalents comprise of cash and certificate of deposits held at banks. All of the Company’s outstanding debt are recorded on an amortized cost basis.
Foreign Currency Exchange Derivatives
The notional amount of the foreign currency exchange derivatives outstanding as of September 30, 2023 is $8,241. The notional amount of a foreign currency forward contract is the contracted amount of foreign currency to be exchanged and is not recorded in the balance sheets. The changes in fair value of the foreign currency exchange derivatives are recorded in other expense, net in the condensed consolidated statement of operations. For the three and nine months ended September 30, 2023 the Company recorded gains of $392 and $270, respectively in other expense, net.
Roll-forward of Level 3 Recurring Fair Value Measurements

The following tables summarizes the fair value adjustments for liabilities measured using significant unobservable inputs (Level 3):
Earn-out consideration

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Balance, beginning of period	$8,330	$2	$—	$597
Additions of earn-out consideration with the acquisition of Orinter	—	—	3,060	—
Additions of earn-out consideration with the acquisition of Interep	—	—	1,700	—
Additions of earn-out consideration with the acquisition of Consolid	—	—	1,820	—
Additions of earn-out consideration with the acquisition of Skypass	434	—	434	—
Change in the estimated fair value of earn-out consideration	(1,642)	19	108	(576)
Balance, end of the period	$7,122	$21	$7,122	$21
The earn-out consideration consists of the fair values of contingent consideration in connection with the Company’s acquisitions. See Note 6 – Business Combinations and Divestitures for further detail. The earn-out considerations are fair valued using the Monte Carlo Method and is a Level 3 measurement because the Company estimates projections during the earn-out period utilizing various potential pay-out scenarios. The Monte Carlo simulation method repeats a process thousands of times in an attempt to predict all the possible future outcomes. At the end of the simulation, several random trials produce a distribution of outcomes that are then analyzed to determine the average present value of the earn-out liability. The valuation model utilized the following assumptions for the valuation of the earn-out liabilities as of September 30, 2023:

	Orinter	Interep	Consolid	Skypass
Cost of equity	29.0%	33.0%	29.0%	26.0%
EBITDA volatility	61.0%	61.0%	80.0%	57.0%
Equity volatility	78.0%	78.0%	98.0%	75.0%
Required metric risk premium	22.5%	26.0%	23.5%	20.0%
Risk-neutral adjustment factor	0.70 - 0.97	0.67 - 0.97	0.85 - 0.98	0.65 - 0.94
The earn-out consideration is recorded in earn-out liability, net, current portion and earn-out liability, net, excluding current portion on the Company’s condensed consolidated balance sheets. Changes to the unobservable inputs do not have a material impact on the Company’s condensed consolidated financial statements. The Company recognized a gain of $1,642 and a loss of $108 for the remeasurement of the earn-out liabilities during the three and nine months ended September 30, 2023, respectively, recorded as general and administrative expenses within the condensed consolidated statements of operations.
Private placement warrant liability

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Balance, beginning of period	$921	$—	$1,293	$—
Warrants recognized upon closing of reverse recapitalization	—	1,721	—	1,721
Transfer of Private Warrants to Public Warrants	—	(536)	—	(536)
Change in the estimated fair value of warrants	(744)	(683)	(1,116)	(683)
Balance, end of the period	$177	$502	$177	$502
The private placement warrant liability is fair valued using the Black-Scholes option-pricing model. The following table provides quantitative information regarding assumptions used in the Black-Scholes option-pricing model to determine the fair value of the private placement warrants as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Stock price	$3.57	$10.88
Term (in years)	3.8	4.6
Expected volatility	63.0%	60.0%
Risk-free rate	4.8%	4.1%
Dividend yield	—%	—%
Changes to the unobservable inputs do not have a material impact on the Company’s condensed consolidated financial statements. The Company recognized a gain of $744 and $1,116 during the three and nine months ended September 30, 2023, respectively, and $683 during the three and nine months ended September 30, 2022, recorded in changes in fair value of warrant liability within the condensed consolidated statements of operations.
There were no transfers between Level 1, Level 2 or Level 3 fair value hierarchy categories of financial instruments for the three and nine months ended September 30, 2023 and September 30, 2022.
Assets Measured at Fair Value on a Nonrecurring Basis
Our non-financial assets, such as goodwill, intangible assets and property and equipment, are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur such that a non-financial asset is required to be evaluated for impairment and an impairment is recorded to reduce the non-financial asset’s carrying value to the fair value as a result of such triggering events, the non-financial assets are measured at fair value for the period such triggering events occur.
For the three and nine months ended September 30, 2023 and 2022, respectively, the Company has not recorded any impairment charges on non-financial assets.
5.    REVENUE
Disaggregation of Revenue
The Company believes that the disaggregation based on the reportable segments best depicts how the nature, amount, timing and uncertainty of our revenues and cash flows are affected by industry, market, and other factors. As described in Note 13 – Segment Information, the Company has two reportable segments, travel marketplace and SaaS platform.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue from travel marketplace	$54,101	$40,094	$160,302	$124,272
Revenue from SaaS Platform	431	419	930	964
	$54,532	$40,513	$161,232	$125,236

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
The opening and closing balances of accounts receivable and deferred revenue are as follows:

	Accounts Receivable	Contract Asset	Deferred Revenue
Ending Balance as of December 31, 2022	$21,733	$5,794	$20,484
Increase/(decrease), net	86,545	6,429	(1,692)
Ending Balance as of September 30, 2023	$108,278	$12,223	$18,792
During the nine months ended September 30, 2023, the Company recognized revenue of $3,174 from the deferred revenue balance as of December 31, 2022.
As of September 30, 2023, the Company expects approximately 32% of total deferred revenue to be realized within one year, approximately 36% within two to three years and the remaining 32% within four to six years.
6.    BUSINESS COMBINATIONS AND DIVESTITURES

Orinter Acquisition

On January 31, 2023 (the “Orinter Closing Date”), the Company executed the Share Purchase and Sale Agreement (the “Orinter Purchase Agreement”) to acquire all of the outstanding equity interests in Orinter Tour & Travel, S.A. (“Orinter”) from OTT Holding Ltd (the “Sellers”) (such transactions contemplated by the Orinter Purchase Agreement, the “Orinter Acquisition”). Orinter is a high-growth and leading travel provider that currently serves a multitude of travel companies, with a strong presence in Brazil and Latin America. Through this acquisition, the Company has expanded its geographic footprint to include Brazil’s domestic and outbound travel market. Additionally, Orinter’s direct relationships with Latin American hotels will provide valuable cross-sell opportunities for the Company.
The acquisition date fair value of consideration transferred for Orinter is as follows:

Cash consideration (i)	$21,556
Issuance of Class A Common Stock (ii)	16,037
Fair value of earn-out consideration (iii)	3,060
Total purchase price consideration	$40,653

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

The Company estimated the preliminary fair value of acquired assets and liabilities as of the effective time of the business combination based on information currently available and continues to adjust those estimates upon refinement of market participant assumptions for integrating businesses. The Company is continuing to obtain information to finalize acquired tax liabilities and assets with respect to the Orinter Acquisition. As the Company finalizes the fair value of assets acquired and liabilities assumed, additional purchase price adjustments may be recorded during the measurement period, but no later than one year from the date of the Orinter Closing Date. The Company will reflect measurement period adjustments, if any, in the period in which the adjustments are recognized.

Final determination of the fair values may result in further adjustments to the values presented in the following table.

Assets acquired:	Estimated Fair Value
Cash	$624
Accounts receivable	40,431
Prepaid expenses and other current assets	1,447
Property and equipment	336
Goodwill	6,146
Operating lease right-of-use-assets	172
Intangible assets	29,280
Fair value of assets acquired	78,436
Liabilities assumed:
Accounts payable	31,243
Accrued expenses and other current liabilities	6,437
Operating lease liabilities	103
Fair value of liabilities assumed	37,783
Total purchase consideration	$40,653

During the measurement period, not to exceed one year from the date of acquisition, the Company may record adjustments to the assets acquired and liabilities assumed, with a corresponding offset to goodwill.

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

Identifiable Intangible Assets

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition:

	Useful life (years)	Fair value
Customer relationships	11	$21,600
Trade names	15	7,680
Total acquired intangibles		$29,280

Since the acquisition, Orinter was included in the Company’s travel marketplace segment.

Acquisition costs related to the Orinter Acquisition were not material. The amounts of revenue and pretax net income of Orinter included in the Company’s condensed consolidated statement of operations from the Orinter Closing Date to September 30, 2023 were $40,936 and $7,852, respectively.

Interep Acquisition

On May 12, 2023 (the “Interep Closing Date”), the Company acquired all of the outstanding stock of Interep Representações Viagens E Turismo S.A. (“Interep”, such transaction referred to as the “Interep Acquisition”). Interep is a

Brazilian travel operator that focuses on the upscale segment of the travel market. This acquisition further expands the Company’s geographical footprint in Latin America, enhance its product offerings and provide a complementary distribution network to that of Orinter, given Interep’s focus on the luxury market.

The acquisition date fair value of consideration transferred for Interep is as follows:

Cash consideration (i) (ii)	$4,633
Issuance of Class A Common Stock (iii)	3,097
Other consideration - travel credit (iv)	50
Fair value of earn-out consideration (v)	1,700
Total purchase consideration	$9,480

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

The following table summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date:

Assets acquired:	Estimated Fair Value
Cash	$2,925
Accounts receivable	21,697
Prepaid expenses and other current assets	683
Property and equipment	61
Operating lease right-of-use-assets	63
Other non-current assets	9
Deferred income tax asset	265
Goodwill	808
Intangible assets	7,120
Fair value of assets acquired	33,631
Liabilities assumed:
Accounts payable	22,962
Accrued expenses and other current liabilities	1,112
Operating lease liabilities	63
Other long-term liabilities	14
Fair value of liabilities assumed	24,151
Total purchase consideration	$9,480

The Company recorded $4,910 for customer relationships with an estimated useful life of 7.5 years, and $2,210 for trade names with an estimated useful life of 15 years. The resulting goodwill is primarily attributable to the assembled workforce and expanded market opportunities from the Interep Acquisition. Goodwill recorded in connection with the acquisition was allocated to the travel marketplace segment and is amortizable for income tax purposes. Acquisition costs related to the Interep Acquisition were not material.

The amounts of revenue and pretax net income of Interep included in the Company’s condensed consolidated statement of operations from the Interep Closing Date to September 30, 2023 were $9,943 and $2,809, respectively.

Consolid Acquisition

On May 12, 2023 (the “Consolid Closing Date”), the Company acquired all of the outstanding stock in Consolid Mexico Holding, S.A. P.I. de C.V. (“Consolid”) (such transaction referred to as the “Consolid Acquisition”). Consolid is a high-growth, leading travel provider based in Mexico with the main objective of generating higher income for travel agencies in Mexico and around the world through first-class technological tools with products and services. Through this acquisition, the Company expands its geographic footprint in Mexico’s domestic and outbound travel market, as well as in other areas of Latin America.

The acquisition date fair value of consideration transferred for Consolid is as follows:

Amount
Cash consideration	$3,406
Fair value of earn-out consideration	1,820
Total purchase consideration	$5,226

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

The Company estimated the preliminary fair value of acquired assets and liabilities as of the effective time of the Consolid Acquisition based on information currently available and continues to adjust those estimates upon refinement of market participant assumptions for integrating businesses. The Company is continuing to obtain information to finalize acquired tax liabilities and assets with respect to the Consolid Acquisition, as well as the clawback amount impacting the purchase consideration. As the Company finalizes the fair value of assets acquired and liabilities assumed, additional purchase price adjustments may be recorded during the measurement period, but no later than one year from the date of the Consolid Acquisition. The Company will reflect measurement period adjustments, if any, in the period in which the adjustments are recognized, to the assets acquired and liabilities assumed, with a corresponding offset to goodwill. Final determination of the fair values may result in further adjustments to the values presented in the following table.

Assets acquired:	Estimated Fair Value
Cash	$4,050
Accounts receivable	3,569
Prepaid expenses and other current assets	1,236
Deferred income tax assets	704
Property and equipment	90
Goodwill	1,354
Operating lease right-of-use-assets	143
Intangible assets	1,195
Other non-current assets	41
Fair value of assets acquired	12,382
Liabilities assumed:
Accounts payable	5,441
Accrued expenses and other current liabilities	1,261
Operating lease liability	143
Other long-term liabilities	311
Fair value of liabilities assumed	7,156
Total purchase consideration	$5,226

The intangible assets acquired include customer relationships with a fair value of $674 and an estimated useful life of 8.5 years, as well as trade names with a fair value of $521 and an estimated useful life of 15 years. The Company recorded approximately $1,354 of goodwill, which is primarily attributed to the assembled workforce and expanded market opportunities obtained through the Consolid Acquisition. Goodwill recorded in connection with the acquisition was allocated to the travel marketplace segment and is not deductible for income tax purposes. Acquisition costs related to the Consolid Acquisition were not material.

The Company has included the financial results of Consolid in its condensed consolidated financial statements from the Consolid Closing Date, which have not been material to date.

Skypass Acquisition

On August 12, 2023 (the “Skypass Closing Date”), the Company executed the Share Purchase Agreement to purchase all of the outstanding shares of Skypass Travel Inc., Skypass Travel de Mexico Sa de CV, Skypass Travel Private Limited and Skypass Holidays, LLC (collectively, “Skypass”) (such transaction referred to as the “Skypass Acquisition”). Skypass is an international travel operator specializing in national and international air travel and hotel bookings primarily for travelers and employees associated with international corporations. The Skypass Acquisition allows the Company to expand its reach in the cruise and holiday packages travel sectors.

The acquisition date fair value of consideration transferred for Skypass is as follows:

Amount
Cash consideration(i)	$3,908
Issuance of Class A Common Stock at Closing(ii)	5,320
Deferred stock consideration(iii)	1,584
Fair value of earn-out consideration(iv)	434
Total purchase price consideration	$11,246

In connection with the acquisition, the Company agreed to pay total consideration of (i) $3,000 on the Skypass Closing Date, with an adjustment for working capital, (ii) 900,000 shares of Company Class A Common Stock on the Skypass Closing Date, (iii) 100,000 shares of Company Class A Common Stock within 60 days after each of the first, second and third anniversaries of the Skypass Closing Date, and (iv) an earn-out component up to an aggregate of 1,800,000 shares of Company Class A Common Stock over a four year period contingent on Skypass meeting certain adjusted EBITDA growth targets. In the event the EBITDA target is exceeded, the Company is required to pay additional shares of 2.5% on excess of the EBITDA target. The number of shares payable will be calculated based on the market value of the Company’s Class A Common Stock at settlement date.

The Company estimated the preliminary fair value of acquired assets and liabilities as of the effective time of the Skypass Acquisition based on information currently available and continues to adjust those estimates upon refinement of market participant assumptions for integrating businesses. The Company is continuing to obtain information to determine the acquired assets and liabilities, including tax assets, liabilities and other attributes. As the Company finalizes the fair value of assets acquired and liabilities assumed, additional purchase price adjustments may be recorded during the measurement period, but no later than one year from the date of the Skypass Closing Date. The Company will reflect measurement period adjustments, if any, in the period in which the adjustments are recognized, to the assets acquired and liabilities assumed, with a corresponding offset to goodwill. Final determination of the fair values may result in further adjustments to the values presented in the following table.

Assets acquired:	Estimated Fair Value
Cash	$1,746
Accounts receivable	3,491
Prepaid expenses and other current assets	25
Goodwill	4,054
Operating lease right-of-use-assets	1,006
Intangible assets	4,135
Fair value of assets acquired	14,457
Liabilities assumed:
Accounts payable	668
Accrued expenses and other current liabilities	684
Operating lease liabilities	714
Deferred income tax	1,145
Fair value of liabilities assumed	3,211
Total purchase consideration	$11,246

The intangible assets acquired include customer relationships with a fair value of $3,370 and an estimated useful life of 8.4 years, as well as trade names with a fair value of $765 and an estimated useful life of 15 years. The Company recorded approximately $4,054 of goodwill, which is primarily attributed to the assembled workforce and expanded market opportunities obtained through the Skypass Acquisition. Goodwill recorded in connection with the acquisition was allocated to the travel marketplace segment and is not deductible for income tax purposes. Acquisition costs related to the Skypass Acquisition were not material.

The Company has included the financial results of Skypass in its condensed consolidated financial statements from the Skypass Closing Date, which have not been material to date. Pro forma results of operations have not been presented because the effect of the acquisition was not material to the condensed consolidated statements of operations.

LBF US Divestiture

In July 2023, the Company entered into a letter of intent with a former employee to sell LBF Travel Inc, LBF Travel Holdings LLC, Avia Travel and Tours Inc, and Star Advantage Limited (collectively, "LBF US") for net proceeds of 200,000 shares of the Company’s Class A Common Stock, which was valued at $1.7 million as of the disposal date. The Company allocated $0.5 million of the value of the shares to post-sales support provided to LBF US subsequent to the sale and recognized the remaining $1.2 million as purchase consideration. The divestiture of LBF US closed in September 2023. LBF US was initially acquired by the Company on December 20, 2019 ("2019 Acquisition") and operated within the travel marketplace segment. The buyer was a previous owner of LBF Travel Inc, who then became a Mondee employee along with the 2019 Acquisition until Mondee’s divestiture of LBF US.

In connection with the sale, the Company recognized a gain of $532, which was recorded in other expense, net. The gain on the transaction is comprised of a non-cash gain of $697, offset by the derecognition of $165 of cash. Additionally, the Company provided certain short term transition services to support the divested business through the third quarter of 2023. The Company incurred $9,859 of transition service costs for the three months ended September 30, 2023, which was recorded in other expense, net. As of September 30, 2023, the Company has paid $7,386 towards the LBF US transition services, and have a remaining amount of $2,473 unpaid. The results of the divested business through date of sale and the transition services provided to LBF US post the sale were reflected within the travel marketplace segment.

Unaudited Pro Forma Operating Results

The following unaudited pro forma combined financial information presented the results of operations as if (i) the acquisitions of Orinter, Interep and Consolid and (ii) the divestiture of LBF US were consummated on January 1, 2022 (the beginning of the comparable prior reporting period), including certain pro forma adjustments that were directly attributable to the Orinter, Interep and Consolid Acquisitions, including additional amortization adjustments for the fair value of the assets acquired. These unaudited pro forma results do not reflect any synergies from operating efficiencies post their acquisition dates. Accordingly, these unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations of the combined company would have been if the acquisition had occurred at the beginning of the period presented, nor are they indicative of future results of operations. The unaudited pro forma financial information did not include the effect of Skypass Acquisition due to its insignificant impact to the Company's consolidated operation results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues, net	$53,840	$51,075	$172,624	$145,992
Net loss	(19,699)	(58,610)	(38,382)	(64,295)
7.    GOODWILL AND INTANGIBLE ASSETS, NET
The following table presents the changes in goodwill by reportable segments:

	Travel Marketplace	SaaS Platform	Total
Balance as of December 31, 2022	$58,999	$7,421	$66,420
Additions, including measurement period adjustments (Note 6 – Business Combinations and Divestitures)	12,362	—	12,362
Divestiture of LBF US (Note 6 – Business Combinations and Divestitures)	(1,679)	—	$(1,679)
Foreign currency translation impact	64	—	64
Balance as of September 30, 2023	$69,746	$7,421	$77,167
Indefinite-lived Intangible Assets. Our indefinite-lived intangible assets relate to trade names acquired in various acquisitions in past periods. Intangible assets, net includes indefinite-life intangible assets of $10,653 as of September 30, 2023 and $12,028 as of December 31, 2022, respectively.
Definite-life intangible assets, net consisted of the following as of September 30, 2023:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$91,481	$(34,383)	$57,098
Trade name	20,803	(6,076)	14,727
Supplier relationships	5,767	(1,443)	4,324
Developed technology	7,220	(2,867)	4,353
Balances as of September 30, 2023	$125,271	$(44,769)	$80,502
Definite-life intangible assets, net consisted of the following as of December 31, 2022:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$60,778	$(29,288)	$31,490
Trade name	9,580	(5,295)	4,285
Supplier relationships	5,767	(1,153)	4,614
Developed technology	7,220	(2,267)	4,953
Balances as of December 31, 2022	$83,345	$(38,003)	$45,342
Amortization expense for intangible assets was $2,458 and $1,584 for the three months ended September 30, 2023 and 2022, respectively, and $6,747 and $4,753 for the nine months ended September 30, 2023 and 2022, respectively.
The estimated future amortization expense related to intangible assets with definite lives is as follows:

Fiscal years ending December 31,
2023 (remaining three months)	$2,508
2024	10,034
2025	9,860
2026	9,510
2027	9,510
Thereafter	39,080
$80,502

8.    DEBT

The following table summarizes the Company’s outstanding borrowing arrangements, excluding governmental loans:

	As of September 30,	As of December 31,
	2023	2022
TCW Term Loan	$102,500	$106,250
Wingspire Term Loan	14,632	—
TCW Term Loan payment in-kind interest	50,543	46,518
Wingspire Term Loan payment in-kind interest	379	—
Others	—	14
Total outstanding principal balance	168,054	152,782
Less: TCW Term Loan unamortized debt issuance costs and discounts	(12,316)	(18,386)
Less: Wingspire Term Loan unamortized debt issuance costs and discounts	(283)	—
Total debt	155,455	134,396
Less: Current portion of long-term debt	(10,313)	(7,514)
Long-term debt, excluding current portion	$145,142	$126,882

TCW Credit Agreement

On December 23, 2019, the Company, entered into a financing agreement (the “TCW Agreement”) with TCW (the “Lenders”) consisting of a $150,000 multi-draw term loan with a maturity date of December 23, 2024 (the “TCW Term Loan”). Additionally, on the same day, the Company entered into a revolving credit facility (“TCW LOC”) with an aggregate principal amount not exceeding $15,000. Undrawn balances available under the revolving credit facility are subject to commitment fees of 1%. These facilities are guaranteed and are secured by substantially all of the assets of the Company.

On January 11, 2023, the Company executed a Ninth Amendment to the financing agreement with TCW (the “Ninth Agreement”), wherein Wingspire Capital LLC (“Wingspire”) became a party to the TCW Agreement. The amendment resulted in the redesignation of $15,000 under the TCW Term Loan from other lenders to Wingspire. Concurrently, Wingspire funded an additional $15,000 of term loan commitment on top of the already outstanding TCW Term Loan (the “Wingspire Term Loan”), with a total of $30,000 contributed by Wingspire as part of this amendment. Additionally, the Ninth Amendment split the TCW Term Loan into two loans. The first loan will be represented by Wingspire with an outstanding principal balance of $30,000 and the second loan will be represented by TCW with an outstanding principal balance of $137,753. Further, pursuant to the Ninth Amendment, Wingspire consented to take over the TCW LOC for a principal amount not to exceed $15,000, which resulted in a total of contributed by Wingspire in the arrangement.

Until January 11, 2024, the Company has the option to increase the Wingspire Term Loan by $20,000 under two conditions: (i) the Company must have a trailing 12-month EBITDA of at least $25,000; and (ii) the Company must draw in increments of at least $5,000.

On January 31, 2023, the Company executed a tenth amendment to the TCW Agreement (the “Tenth Amendment”). The Tenth Amendment (1) set forth the terms on which we could acquire Orinter, pursuant to that certain Orinter Purchase Agreement, among us, Mondee Brazil, LLC, a Delaware limited liability company (“Mondee Brazil”), OTT Holdings Ltda. (“OTT Holdings”), Orinter, and the other parties named therein; (2) set forth the terms on which we could pay the earn-out payment contemplated to be paid to OTT Holdings and certain key executives of OTT Holdings pursuant to the Orinter Purchase Agreement; (3) required that Mondee Brazil join as a party to the TCW Agreement and the Security Agreement (as defined in the TCW Agreement); (4) required that Mondee, Inc. pledge 100% of the equity interests of Mondee Brazil; and (5) required that Mondee Brazil and Mondee Inc. pledge 100% of the equity interests of Orinter.

The effective interest on the TCW Term Loan for the nine months ended September 30, 2023, and 2022 is 24% and 22%, respectively. The effective interest on the Wingspire Term Loan for the nine months ended September 30, 2023 is 17%.

As of September 30, 2023, and December 31, 2022, the total estimated fair value of the Company’s TCW Term Loan was $147,426 and $143,651, respectively. As of September 30, 2023, the total fair value of the Company’s Wingspire Term Loan was $14,460. The fair value of debt is calculated using a market-based discount rate.
9.    EQUITY
Class A Common Stock
As of September 30, 2023, the Company had authorized a total of 500,000,000 shares for issuance of common stock, of which 85,498,657 shares are issued and outstanding. Not reflected in the shares issued and outstanding is approximately 118,769 shares related to restricted stock units (“RSUs”) that vested during 2023, but have not been settled and issued.
As of December 31, 2022, the Company had 82,266,160 shares of the Company’s common stock issued and outstanding. Not reflected in the shares issued and outstanding is approximately 331,600 shares related to RSUs that vested in 2022, but had not been settled and issued.

Warrants
As of September 30, 2023 and December 31, 2022, the Company had the following common stock warrants outstanding:

	Warrants	Exercise Price	Issuance Date	Expiration
Private Placement Warrants	232,500	$11.50	7/18/2022	7/18/2027
Common Stock Warrants	1,275,000	11.50	9/29/2022	9/29/2027
Total	1,507,500
Share Repurchase Program
On September 21, 2023, the Company’s Board of Directors (the “Board”) authorized a share repurchase program to purchase up to $30,000 of the Company’s outstanding shares of Class A Common Stock (the “Share Repurchase Program”). The amount and timing of repurchases is determined at the Company’s discretion, depending on market and business conditions, and prevailing stock prices among other factors. Open market repurchases will be structured to occur in accordance with applicable federal securities laws, including insider trading laws. The program is not subject to any self-imposed Company trading restrictions or blackout periods and has no expiration date.
During the nine months ended September 30, 2023, the Company repurchased 215,350 shares of its Class A Common Stock for a total of $766. The repurchase was at a weighted-average price of $3.54 per share when excluding commissions, and are recorded to treasury stock. The repurchase liability of $766 is included in accrued expenses and other current liabilities on the Company’s condensed consolidated balance sheets, pending settlement of trade in October 2023. As of September 30, 2023, $29,234 remained available under the Share Repurchase Program. On October 17, 2023, the Company’s Board authorized a $10,000 expansion of the Company’s on-going Share Repurchase Program, bringing the total size of the common stock repurchase program authorized by the Board up to $40,000.
10.    STOCK-BASED COMPENSATION
2022 Equity Incentive Plan
The Board adopted, and the stockholders of the Company approved the 2022 Equity Incentive Plan (the “2022 Plan”), effective as of the Closing Date. The maximum number of shares of common stock that may be issued pursuant to the 2022 Plan is 9,615,971.
Restricted Stock Units
RSU activity during the nine months ended September 30, 2023 was as follows:

	Number of Restricted Stock Incentive Units Outstanding	Weighted-Average Grant Date Fair Value
Unvested - December 31, 2022	105,000	$9.40
Granted	2,978,378	7.70
Vested	(383,818)	8.90
Forfeited or canceled	—	—
Unvested – September 30, 2023	2,699,560	$7.30

The Company recognized $2,170 and $3,596 in personnel expense for RSUs in the three and nine months ended September 30, 2023. The Company recognized $59 and $227, respectively, in general and administrative expense for RSUs in the three and nine months ended September 30, 2023. The Company recognized $3,386 in personnel expense for RSUs during the three and nine months ended September 30, 2022. The Company recognized $139 in general and administrative expense for RSUs during the three and nine months ended September 30, 2022.
Secondary Sale
In June 2023, the Company facilitated the sale of 5,250,000 shares of the Company’s Class A Common Stock at a price of $10.00 per share to investors for an aggregate purchase price of $52,500. Of the 5,250,000 shares that were sold in the transaction, 2,148,783 shares of common stock were sold by current and former employees. The Company did not receive any proceeds from the secondary sale, however, as the shares were sold above fair value, the Company recognized the excess purchase price paid above fair value to current and former employees as stock-based compensation expense. The Company recognized $1,848 in personnel expense on the condensed consolidated statement of operations for the nine months ended September 30, 2023.
Of the 5,250,000 shares sold, 2,122,529 shares, or an aggregate purchase price of $1,825, were sold by related parties of the Company.
Earn-out Shares

Earn-out shares were issued following the closing of the reverse recapitalization on July 18, 2022. Holders of the earn-out shares are entitled to the right to receive up to an aggregate amount of 9,000,000 shares of common stock. The earn-out shares would vest in equal thirds if the trading price of the Company’s common stock was greater than or equal to $12.50, $15.00, and $18.00 for any 20 trading days in any 30 consecutive trading day period, at any time during the period beginning on the first anniversary of the Closing Date and ending on the fourth anniversary of the Closing Date. These earn-out shares were determined to be equity-classified

As of September 30, 2023, the earn-out shares were allocated as follows:

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

The estimated grant date fair value of shares allocated in 2023 was determined using the Monte Carlo simulation method. Assumptions used in the valuation were as follows:

April 20, 2023
Fair value of Class A Common Stock	$10.70
Selected volatility	65.0%
Risk-free interest rate	3.9%
Contractual term (years)	3.2
The Company recognized $450 and $3,787 of compensation expense for employees to personnel expenses within the condensed consolidated statement of operations for the three and nine months ended September 30, 2023, respectively. The non-employee is an advisor to the Company and its stock-based compensation expense of $278 and $851 for the three and nine months ended September 30, 2023, respectively was recorded to general and administrative expenses within the condensed consolidated statement of operations.
The Company recognized $50,734 of compensation expense for employees to personnel expenses within the condensed consolidated statement of operations for the three and nine months ended September 30, 2022. The Company recognized $33 of non-employee stock-based compensation expense to general and administrative expenses within the condensed consolidated statement of operations for the three and nine months ended September 30, 2022.
On the Closing Date, 6,000,000 of the earn-out Class A Common Stock were issued to the chief executive officer of Mondee which was determined to be equity settled in accordance with ASC 480. The chief executive officer was awarded earn out shares primarily to lead and direct activities contributing to successful close of the Business Combination in his capacity of an executive responsible for oversight with no future services required. The Company determined his awards to be compensatory in nature owing to his service agreement and oversight role in the Business Combination. The Company recorded compensation expenses upon completion of the Business Combination totaling $50,060 within personnel expenses on the condensed consolidated statement of operations for the three and nine months ended September 30, 2022.
Subsequent to the Closing Date, the Company allocated an additional 1,100,000 shares. These earn-out shares require future services and therefore were concluded to be compensatory in nature in accordance with ASC 718. The stock based compensation expense for employee earn-out shares were recognized over the derived service period. For non-employee earn-out shares, the Company recorded stock based compensation expense on a monthly basis over the longest period between the implicit or derived service period. The Company recorded an additional $674 of compensation expense for employees to personnel expenses within the condensed consolidated statement of operations for the three and nine months ended September 30, 2022.
Employee Stock Purchase Plan

The Board adopted, and the stockholders of the Company approved, the Employee Stock Purchase Plan (“ESPP”), which became effective as of the Closing Date. The ESPP initially reserves and authorizes the issuances of up to a total of 1,923,194 shares of common stock to participating employees. The ESPP permits participants to purchase common stock of up to the lesser of 8% of their eligible compensation or $25,000 per offering period. The initial offering period began May 1, 2023 and will end on October 31, 2023. On each purchase date, participating employees will purchase the shares at a price per share equal to 85% of the lesser of (1) the fair market value of our common stock on the offering date or (2) the fair market value of our common stock on the purchase date. Stock-based compensation for ESPP for the three months ended September 30, 2023 was not material. As of September 30, 2023, the remaining unrecognized stock-based compensation for ESPP is not material.
11.    COMMITMENTS AND CONTINGENCIES
Legal Matters
From time to time, the Company may be a party to litigation and subject to claims incidental to its business. Although the results of litigation and claims cannot be predicted with certainty, the Company currently believes that the final outcome of these matters will not have a material effect on its business. Regardless of the outcome, litigation can have an adverse impact on the Company because of judgment, defense and settlement costs, diversion of management resources, and other factors. As of September 30, 2023, the Company currently has two outstanding legal claims that may have a material impact.
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
Letters of Credit
The Company had $7,650 and $7,432 secured letters of credit outstanding as of September 30, 2023 and December 31, 2022, respectively. These primarily relate to securing the payment for the potential purchase of airline tickets in the ordinary course of business and are collateralized by term deposits, for which the contractual obligation is less than a year.
12.    RELATED PARTY TRANSACTIONS
A summary of balances due to and from related parties, and transactions with related parties are as follows:

Balances at Period End	September 30, 2023	December 31, 2022
Amount payable to related party (1)	$42	$13
Amount receivable from related party (2)	43	38
Loan receivable from related party (3)	92	—
Note payable to related party (4)	200	197
Rent payable to related parties and an affiliate associated with these related parties and an employee(5)	222	—
Amounts receivable from related parties (6)	156	—

	Three Months Ended September 30,		Nine Months Ended September 30,
Transactions with Related Parties	2023	2022	2023	2022
Offshore IT and software development services, sales support and other services (7)	$—	$—	$—	$660
Interest income (8)	—	26	—	282
Payment made on behalf of Mondee Holdings LLC (9)	—	5,241	—	5,241
Service fees (2)	(1)	441	(1)	2,382
Loan receivable from related party (3)	92	—	92	—
Lease expense (5)	112	58	222	116

_________________________

(1)
As of December 31, 2022 Mondee Tech Pvt Ltd had a payable to Metaminds Software, which was settled in the three months ending March 31, 2023. As of September 30, 2023, Interep owes a travel credit of $42 to Asi Ginio, a member of the Board of Directors. In connection with the Interep Acquisition, the Company has agreed to provide Mr. Ginio the travel credits in exchange for the general advisory services Mr. Ginio provided to the former owners of Interep.

(2)
Pursuant to a Universal Air Travel Plan (“UATP”) Servicing Agreement dated May 11, 2021, the Company sold certain airline tickets using prepaid UATP credit cards arranged by Mondee Group, LLC (“Mondee Group”), in exchange for a service fee equal to 10.0% of the revenue derived from the sale of such airline tickets. Mondee Group is owned by the Company’s CEO, Prasad Gundumogula, and is not a wholly-owned subsidiary of the Company. Mondee Group led the fundraising and arranged the funds that were used to purchase prepaid UATP credit cards at a discount from their face value from a certain airline.

(3)
In July 2023, the Company provided financing of $100 to its Chief Financial Officer ("CFO") as part of his relocation package. The promissory note bears an annual interest rate of 3.3% per annum and matures at the earlier of April 2026 or when the CFO's employment with the Company terminates. All outstanding principal, inclusive of any accrued and unpaid interest, is slated for settlement upon maturity of the note. The Company has the option to forgive the obligation in one-third increments which is contingent upon the absence of any breach of the CFO's obligations with the Company and his continued service.

(4)
The Company has a note payable to the CEO amounting to $200 and $197 as of September 30, 2023 and December 31, 2022, respectively. The loan is collateralized and carries an interest rate of 2.0% per annum. Principal and interest are due on demand.

(5)
The Company currently leases office space from Metaminds Software. The lease commencement date for this was April 1, 2022. The lease had an original lease term of 11 months, and has been renewed, and the monthly minimum base rent is immaterial. From August 2023, the Company started leasing office spaces from certain employees and entities associated with these employees. These leases were recognized on the Skypass Closing Date and have 3 year terms. The monthly minimum base rent is immaterial.

(6)	Corresponds to receivables from former owners of Interep and Skypass for payments made by the Company on their behalf.
(7)
Metaminds Technologies Pvt. Ltd. and Metaminds Software Solutions Ltd, corporations limited by shares organized under the laws of India, and Metaminds Global Solutions Inc. (“Metaminds”), provide certain consulting services to Mondee and its subsidiaries in the areas of software development, fulfillment and other support. The CEO co-owns Metaminds with his wife. The CEO is a material shareholder in Mondee, and both the CEO and his wife serve on the Board of Directors of Mondee, Inc. and certain of its subsidiaries. Prior to acquisition of certain assets and liabilities of Metaminds Technologies Pvt Ltd (“Metaminds Technologies”), Mondee hired all employees of Metaminds Technologies and Metaminds Software Solutions Ltd (“Metaminds Software”) in April 2022. There were no services rendered by Metaminds Technologies and Metaminds Software for offshore IT, offshore software development, or sales support for the three and nine months ended September 30, 2023.

(8)
The Company had a secured promissory note receivable from Mondee Group, bearing an interest rate of 2.3% compounded annually, with a 10-year term, and was secured by 14,708 Class A units in Mondee Holdings, LLC. The note was settled upon the occurrence of the reverse recapitalization with ITHAX, partly by a right to receive the Company’s Class A Common Stock to the extent of $20,336 and partly by the asset acquisition of Metaminds Technologies (defined below). On March 10, 2023, the Company received 2,033,578 shares of Class A Common Stock, which were valued at $20,336. The shares are reflected as treasury stock on the condensed consolidated balance sheet as the shares have not been retired as of September 30, 2023.

(9)	Corresponds to a payment made to Rocketrip put option holders by the Company on behalf Mondee Holdings LLC.

In addition to the above transactions, in connection with the Orinter Acquisition, the former owners of Orinter agreed that upon the release of the 903,202 escrow shares from escrow 12 months after the Orinter Closing Date the former owners will transfer 80,000 of those escrow shares to Asi Ginio, a current Board member of the Company, in connection with general advisory services Mr. Ginio provided to the former owners.

Prepaid expenses and other current assets on the Company's condensed consolidated balance sheets includes the current portion of loans receivable from related parties and other employees of $98 and $81 as of September 30, 2023 and December 31, 2022, respectively. Other non-current current assets on the Company's condensed consolidated balance sheets includes the non-current portion of loans receivable from related parties and other employees of $322 and $200 as of September 30, 2023 and December 31, 2022, respectively.

13.    SEGMENT INFORMATION
We have the following reportable segments: travel marketplace and SaaS Platform. These reportable segments offer different products and services and are managed separately because the nature of products and services, and methods used to distribute the services are different. Our primary segment measure is Adjusted EBITDA (Earnings Before Interest, Taxes, Depreciation, and Amortization). Assets, liabilities, one-time legal expenses, income tax expense and other expense, net are reviewed on an entity-wide basis by the Chief Operating Decision Maker (“CODM”), and hence are not allocated to these reportable segments. Segment revenue is reported and reviewed by the CODM on a monthly basis.
Such amounts are detailed in our segment reconciliation below.

	Three Months Ended September 30, 2023
	Travel Marketplace	SaaS Platform	Corporate	Total
Revenue	$54,101	$431	$—	$54,532
Adjusted EBITDA	5,805	(512)	208	5,501
Depreciation and amortization	(4,031)	(134)	—	(4,165)
Stock-based compensation	(2,974)	—	—	(2,974)
Payroll tax expense related to stock-based compensation	(140)	—	—	(140)
Restructuring (expense) income, net	(239)	—	—	(239)
Acquisition cost	(545)	—	—	(545)
Non-recurring legal expense	—	—	(785)	(785)
One time non-recurring expense[1]	(22)	—	—	(22)
Change in fair value of earn-out liability	593	—	—	593
Operating loss				$(2,776)
Total other expense, net				(16,942)
Loss before income taxes				(19,718)
Provision for income taxes				(381)
Net loss				$(20,099)
1 Includes non-recurring transaction filing fees and associated professional services

	Three Months Ended September 30, 2022
	Travel Marketplace	SaaS Platform	Total
Revenue	$40,094	$419	$40,513
Adjusted EBITDA	3,763	(195)	3,568
Depreciation and amortization	(2,826)	(137)	(2,963)
Restructuring (expense) income, net	(2,130)	—	(2,130)
Stock-based compensation	(55,236)	—	(55,236)
Operating loss			$(56,761)
Total other expense, net			(7,526)
Loss before income taxes			(64,287)
Provision for income taxes			(321)
Net loss			$(64,608)

	Nine Months Ended September 30, 2023
	Travel Marketplace	SaaS Platform	Corporate	Total
Revenue	$160,302	$930	$—	$161,232
Adjusted EBITDA	14,351	(255)	—	14,096
Depreciation and amortization	(10,948)	(406)	—	(11,354)
Stock-based compensation	(10,339)	—	—	(10,339)
Payroll tax expense related to stock-based compensation	(226)	—	—	(226)
Restructuring (expense) income, net	(1,600)	—	—	(1,600)
Acquisition cost	(1,088)	—	—	(1,088)
Non-recurring legal expense	—		(2,024)	(2,024)
One time non-recurring expense[1]	(632)	—	—	(632)
Change in fair value of earn-out liability	(108)	—	—	(108)
Operating loss				$(13,275)
Total other expense, net				(31,259)
Loss before income taxes				(44,534)
Provision for income taxes				(3,088)
Net loss				$(47,622)
1 Includes non-recurring transaction filing fees and associated professional services

	Nine Months Ended September 30, 2022
	Travel Marketplace	SaaS Platform	Total
Revenue	$124,272	$964	$125,236
Adjusted EBITDA	11,500	(1,203)	10,297
Depreciation and amortization	(8,138)	(411)	(8,549)
Restructuring (expense) income, net	(2,130)	—	(2,130)
Stock-based compensation	(55,397)	—	(55,397)
Operating loss			$(55,779)
Total other expense, net			(17,322)
Loss before income taxes			(73,101)
Provision for income taxes			(611)
Net loss			$(73,712)
Geographic Information
Revenue by geographic area, based on the geographic location of the Company’s subsidiaries processing the bookings, which is not necessarily representative of the travel destination or customer location, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
United States	$27,729	$37,004	$98,306	$117,588
Brazil	22,015	—	50,879	—
Rest of the world	4,788	3,509	12,047	7,648
	$54,532	$40,513	$161,232	$125,236
Long-lived assets (excluding capitalized software) and operating lease assets by geographic area is as follows:

	September 30,	December 31,
	2023	2022
United States	$1,267	$1,016
Rest of the world	1,573	642
	$2,840	$1,658

14. NET LOSS PER SHARE
The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(20,099)	$(64,608)	$(47,622)	$(73,712)
Cumulative dividends allocated to preferred stockholders	(2,859)	(47)	(8,023)	(47)
Net loss attributable to common stockholders, basic and diluted	$(22,958)	$(64,655)	$(55,645)	$(73,759)
Denominator:
Weighted average shares outstanding, basic and diluted	77,925,635	72,462,512	77,162,363	64,730,224
Basic and diluted net loss per share	$(0.29)	$(0.89)	$(0.72)	$(1.14)

The following table presents the potential common shares outstanding that were excluded from the computation of diluted net loss per share of common shares as of the periods presented because including them would be anti-dilutive:

	September 30,
	2023	2022
Warrants (public warrants, private warrants, common stock warrants)	1,507,500	13,568,543
Outstanding earn-out shares (a)	7,780,000	7,600,000
Consolid earn-out shares	400,000	—
Skypass earn-out shares	1,800,000	—
Restricted stock units	2,699,560	105,000
ESPP shares	17,550	—
Potential common share excluded from diluted net loss per share	14,204,610	21,273,543
______________________________

(a)
While 7,400,000 of the earn-out shares allocated are legally issued and outstanding, they are excluded from the weighted average shares outstanding calculation because they are contingently returnable based on the Company's stock price during the term of the earn-out shares.

15. RESTRUCTURING EXPENSE, NET
During the three and nine months ended September 30, 2023 and 2022, the Company took actions at some of the office locations to reduce the size of its workforce to optimize efficiency and reduce costs. The Company completed the vast majority of announcements that affected employees by March 2023, including office closures.
During the three and nine months ended September 30, 2023, the Company recorded a net expense of $239 and $1,600, respectively, in restructuring expense, net on the condensed consolidated statements of operations. These expenses are one-time and are primarily related to employee severance and other termination benefits. During the nine months ended September 30, 2023, the Company terminated an office lease in India and recognized a gain of $337.
During the three and nine months ended September 30, 2023, the Company made employee severance, other termination benefits, and other restructuring costs payments of $232 and $1,368, respectively. The restructuring activity was completed by the end of June 30, 2023 and the Company currently does not expect material costs associated with restructuring activities in future periods.
During the three and nine months ended September 30, 2022, the Company recorded expense of $2,130, within restructuring expense, net in the condensed consolidated statements of operations. These expenses are one-time cash-based and of employee severance, lease rental termination related, and other termination benefits. During the three and nine months ended September 30, 2022, the Company made employee severance, other termination benefits, and other restructuring costs payments of $1,216. Outstanding restructuring charges at the reporting period are recorded in accrued expenses and other current liabilities, on the Company's condensed consolidated balance sheets.
Activities related to our restructuring impacted our travel marketplace segment. The following is a roll forward of the outstanding restructuring charges by cost type for the nine months ended September 30, 2023:

	Balance as of December 31, 2022	Additions	Adjustments	Cash Payments	Balance as of September 30, 2023
Severance and termination-related costs	$—	$1,676	$(14)	$(1,118)	$544
Other exit costs	—	277	(2)	(250)	25
Total	$—	$1,953	$(16)	$(1,368)	$569

16.    INCOME TAXES
We have assessed our ability to realize our deferred tax assets and have recorded a valuation allowance against such assets to the extent that, based on the weight of all available evidence, it is more likely than not that all or a portion of the deferred tax assets will not be realized. In assessing the likelihood of future realization of our deferred tax assets, we placed significant weight on our history of generating tax losses. As a result, we have a full valuation allowance against all of our net deferred tax assets in the United States and certain other jurisdictions. We expect to maintain a valuation allowance in such jurisdictions for the foreseeable future.
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
The effective income tax rate was (2)% and (7)% on the pre-tax loss for the three and nine months ended September 30, 2023, respectively, and (1)% and (1)% for the three and nine months ended September 30, 2022, respectively.
The effective tax rate differs from the U.S. statutory tax rate primarily due to the valuation allowances on the Company’s deferred tax assets as it is more likely than not that some or all of the Company’s deferred tax assets will not be realized.
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
Components of net periodic benefit costs are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Current service cost	$25	$20	$87	$65
Past service cost	10	—	10	—
Interest cost	6	8	24	23
Net actuarial (gain)/loss recognized in the period	(42)	33	(204)	(4)
Expenses recognized in the condensed consolidated statement of operations	$(1)	$61	$(83)	$84
The components of actuarial gain/(loss) on retirement benefits are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Actuarial gain/(loss) for the period obligation	$42	$(33)	$204	$4
Actuarial gain/(loss) for the period plan assets	—	—	—	—
Actuarial gain for the period	$42	$(33)	$204	$4

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
On October 13, 2023, the Company executed an eleventh amendment to the TCW Agreement (the “Eleventh Amendment”). The Eleventh Amendment (1) provided consent to the Company’s acquisitions of Interep, Consolid and Skypass; (2) required that the Company pledge 100% of the equity interests of Interep, Consolid and Skypass, and certain other subsidiaries; (3) specifies that certain leverage ratios, minimum unadjusted EBITDA and fixed charge coverage ratio covenants shall not be measured through the term of the TCW Agreement; (4) sets forth certain qualified cash requirements; (5) adds as an event of default the failure of the Company to achieve certain refinancing milestones; (6) provides that the revolving credit commitment shall be uncommitted and discretionary in nature; and (7) provides for the payment of certain fees.
On October 17, 2023, the Company completed a private placement of the Company’s Series A-3 Preferred Stock and issued 10,000 shares for gross proceeds of $10,000. In conjunction with the closing of the preferred stock financing, the Company issued warrants to purchase 1,275,000 shares of the Company’s Class A Common Stock to the participating investors.
On November 2, 2023, the Company entered into a waiver (the "Waiver") with TCW Asset Management Company, Wingspire Capital LLC regarding the TCW Agreement which waived certain mandatory prepayment obligations of the Company.
On November 13, 2023 (the “Purplegrids Closing Date”), the Company executed a stock purchase agreement to purchase all of the outstanding shares of Purplegrids, Inc. Purplegrids combines open AI with business intelligence and

RPA to automate customer experiences. In connection with the acquisition, the Company agreed to pay total consideration of approximately 1,900,000 shares adjusted for net working capital to target net working capital, closing cash to target cash, and indebtedness, including approximately i) 700,000 shares at closing with no lock-up; ii) 200,000 shares with a six month lock-up after closing and iii) 1,000,000 shares with a one year lock-up after closing. Sellers may receive up to 1,000,000 earn out shares that can be earned over a two-year period upon the achievement of certain revenue targets. Additionally, sellers may receive up to 1,542,857 shares depending on the price of the Company's stock on the first anniversary of the Purplegrids Closing date.

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
•unfavorable conditions in our industry, the global economy or global supply chain, including financial and credit market fluctuations, international trade relations, pandemics, political turmoil, natural catastrophes, warfare (such as the conflict involving Russia and Ukraine), and terrorist attacks; and
•other factors detailed under the section entitled “Risk Factors” discussed in our Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2023.

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

Any forward-looking statement made by us in this Quarterly Report is based only on information currently available to us and speaks only as of the date of this report. We undertake no obligation to publicly revise or update any forward-

looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law. References to a fiscal quarter refer to our fiscal quarter ended September 30, 2023.

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

In addition to the rapid development and enhancement of our modern travel marketplace, we are increasingly focused on expanding our penetration of the “gig economy” segment of the travel market. We believe our technology solutions are well-suited to serve gig workers seeking more flexible, diverse content and travel services.

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

We generate revenue primarily from travel-related activity, which is presented as travel marketplace segment revenue on the Company's financial statements disaggregated revenue disclosure. The travel marketplace segment includes revenue earned from:

•Commissions revenue, including mark-up fees and commissions on airline ticket sales and to a lesser extent, for hotel accommodations and booking of car rentals, and other travel services;

•Incentive revenues earned from GDS service providers and airline companies for airline reservations, as well as from our fintech payment programs based on the aggregate gross booking amounts processed by us; and

•Other travel products and services.

The remainder of our revenues are generated from subscription contracts for access to our travel management software-as-a service ("SaaS") platforms. Our SaaS platform revenues are recognized over the term of the duration of the contract.
Recent Developments

Share Pledge Agreement in Connection with the Orinter Acquisition

On January 31, 2023 (the “Orinter Closing Date”), our Company and its wholly-owned subsidiary, Mondee Brazil (“Mondee Brazil”), entered into the Share Purchase and Sale Agreement, with OTT Holding (“OTT”) and Orinter Viagens E Turismo S.A., a corporation organized under the laws of Brazil (“Orinter”), along with other parties thereto (the “Orinter Purchase Agreement”). Pursuant to the Orinter Purchase Agreement, OTT sold all of the issued and outstanding shares of the Orinter to our Company and Mondee Brazil, in exchange for total consideration of $40.7 million (such transactions contemplated by the Orinter Purchase Agreement, the “Orinter Acquisition”).

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

Pro Rata Distribution and Settlement of Mondee Group Note

In connection with the business combination between ITHAX Acquisition Corp., a Cayman Islands exempted company, and Mondee Holdings II, Inc., a Delaware company, (the “Business Combination”), Mondee Holdings, LLC, a Delaware limited liability company, (the “Mondee Stockholder”) received 60,800,000 shares of our Class A Common Stock. Mondee Holdings, LLC shall distribute the 60,800,000 shares of our Class A Common Stock on a pro rata basis to the members of Mondee Holdings LLC (the “Pro Rata Distribution”).

Upon the completion of the Pro Rata Distribution, Mondee Holdings LLC ceased to hold any shares of our Class A Common Stock, with the exception of the 2,033,578 shares that Mondee Group transferred to Mondee Holdings LLC in order to settle the $19.3 million note entered between Mondee Group and Mondee, Inc on March 25, 2016 (“Mondee Group Note”).

2023 Restructuring

During the nine months ended September 30, 2023, our Company announced reductions to employees in India, Thailand and the United States. The purpose of this action was to pursue greater cost efficiencies and to realign our business and strategic priorities. As part of this action, we generally provided involuntary termination benefits in the amount of one month of compensation as a severance payment. During the three and nine months ended September 30, 2023, the Company recorded a net expense of $239 and $1,600, respectively, in restructuring expense, net on the condensed consolidated statements of operations. During the three and nine months ended September 30, 2022, the Company recorded expense of $2,130, within restructuring expense, net in the condensed consolidated statements of operations.

Skypass Acquisition

On August 12, 2023 (the “Skypass Closing Date”), we executed the Share Purchase Agreement to purchase all of the outstanding shares of Skypass Travel Inc., Skypass Travel de Mexico Sa de CV, Skypass Travel Private Limited and Skypass Holidays, LLC (collectively, "Skypass") (such transaction referred to as the "Skypass Acquisition”). Skypass is an international travel operator specializing in national and international air travel and hotel bookings primarily for travelers and employees associated with international corporations. The Skypass Acquisition allows the Company to expand its reach in the cruise and holiday packages travel sectors.

In connection with the acquisition, we agreed to pay total consideration of (i) $3.0 million on the Skypass Closing Date, with an adjustment for working capital, (ii) 900,000 shares of Company Class A Common Stock on the Skypass Closing Date, (iii) 100,000 shares of Company Class A Common Stock within 60 days after each of the first, second and third anniversaries of the Skypass Closing Date, and (iv) an earn-out component up to an aggregate of 1,800,000 shares of Company Class A Common Stock over a four year period contingent on Skypass meeting certain adjusted EBITDA growth targets. In the event the EBITDA target is exceeded, the Company is required to pay additional shares of 2.5% on excess of the EBITDA target.

LBF US Divestiture
In July 2023, the Company entered into a letter of intent with a related party buyer to sell LBF Travel Inc, LBF Travel Holdings LLC, Avia Travel and Tours Inc, and Star Advantage Limited ("LBF US" collectively) for a net proceeds of 200,000 shares of the Class A Common Stock returned from the buyer. The divestiture of LBF US closed in September 2023. In connection with the sale, the Company recognized a gain of $532, net of transaction costs, which was recorded in other expense, net. Additionally, the Company provided certain short term transition services to support the divested business through the third quarter of 2023. Cost of the transition services of $9,859 was recorded in other expense, net. The results of the divested business through date of sale and the transition services provided to the LBF US post the sale were reflected within the travel marketplace segment.

Eleventh Amendment to the TCW Agreement
On October 13, 2023, the Company executed an eleventh amendment to the TCW Agreement (the “Eleventh Amendment”). The Eleventh Amendment (1) provided consent to the Company’s acquisitions of Interep, Consolid and Skypass; (2) required that the Company pledge 100% of the equity interests of Interep, Consolid and Skypass, and certain other subsidiaries; (3) specifies that certain leverage ratios, minimum unadjusted EBITDA and fixed charge coverage ratio covenants shall not be measured through the term of the TCW Agreement; (4) sets forth certain qualified cash requirements; (5) adds as an event of default the failure of the Company to achieve certain refinancing milestones; (6) provides that the revolving credit commitment shall be uncommitted and discretionary in nature; and (7) provides for the payment of certain fees.

Issuance of Series A-3 Preferred Stock
On October 17, 2023, we issued an additional 10,000 shares of Series A-3 Preferred Stock at a purchase price of $1,000 per share. In conjunction with the closing of the preferred stock financing, we issued warrants to purchase 1,275,000 shares of Class A Common Stock. The preferred stockholders are entitled to receive dividends at an escalating rate ranging from the Secured Overnight Finance Rate (“SOFR”) plus 7.00% per annum to SOFR plus 12.00% per annum.
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
•disruptions in travel, such as labor strife in the travel industry;
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
Operating Metrics

Our financial results are driven by certain operating metrics that encompass the business activity generated by our travel-related services. Transactions represent the number of travel reservations that were processed on Mondee’s platform during the period. Gross bookings are defined as the total dollar value, generally inclusive of taxes and fees, of all travel reservations through our platform between a third-party seller or service provider and the traveler, net of cancellations. Take rate is defined as revenues as a percentage of gross bookings.

Management considers these operating metrics to have a correlation to our commission revenues and incentive revenues recognized, and are therefore useful units of measurement for investors. Management also uses these operating metrics as part of its overall assessment of the Company’s operational performance and for its preparation of operating budget and forecasts.
Transactions, gross bookings and take rate for the three and nine months ended September 30, 2023 and 2022, respectively, were as follows (Gross bookings are disclosed in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Transactions	695,694	591,760	2,082,331	1,604,420
Gross bookings	$597,451	$583,388	$1,944,774	$1,648,954
Take rate	9.1%	6.9%	8.3%	7.6%
Comparability of Financial Information
Our results of operations between the three and nine months ended September 30, 2023 and the three and nine months ended September 30, 2022 may not be comparable as a result of the Business Combinations and Divestitures.

Additionally, the Company has continued to experience a trend upwards towards pre-pandemic travel activity throughout 2022 and 2023 as vaccination rates increase, infection rates decreased, and travel restrictions were lifted.
Basis of Presentation
We currently conduct our business through two operating segments, namely our travel marketplace, which is our transactional business serving the end travelers directly or through travel affiliates, and our software-as-a service (“SaaS Platform”). Substantially, all of our long-lived assets are maintained in, and all of our losses are attributable to, our activity in the United States of America. See Note 13 – Segment Information to the accompanying unaudited condensed consolidated financial statements for the quarter ended September 30, 2023 included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on basis of presentation and operating segments, respectively.
Components of Results of Operation
Revenues, Net
We generate commissions revenue by providing online travel reservation services, primarily for airline ticket sales, and to a lesser extent, for reservation of hotel accommodations, booking of car rentals, and other travel services. We also earn incentives from (1) airlines and GDS service providers for achieving volume targets and (2) on transacted amounts from fintech programs held with banks and financial institutions, which we leverage in our payment processing and settlement platform. Our fintech programs include a wide array of payment options, such as credit cards, wallets, alternate payment methods, and next generation fraud protection tools. We primarily facilitate travel bookings and act as the agent in the transaction as the travel supplier is responsible for providing the travel services, and we do not control the travel services provided to the traveler. Accordingly, revenues are recognized when the Company has completed its booking services, or when performance targets have been met. We do not have any significant obligations following the processing of the transaction. We also generate revenue by providing subscription-based platform access that offers businesses and consumers the ability to purchase travel services directly on the platform.
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
Other Income (Expense)
Other income (expense) consists primarily of: (1) interest income; (2) interest expense; (3) other income and expense, (4) government assistance, and (5) changes in the fair value of our private placement warrant liability (6) gain on the divestiture of LBF. Interest expense relates to interest on loans, amortization of debt issuance costs, and factoring interest. Interest income was recorded from the Mondee Group Note for our related party loan settled upon the consummation the Business Combination. Other expenses include realized gains and losses on foreign currency exchange.
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

Results of Operations
Comparison of Three and Nine Months Ended September 30, 2023 and 2022
We have derived this data from our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report. This information should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report. The results of historical periods are not necessarily indicative of our results of operations for any future period. The following tables set forth our unaudited condensed consolidated statement of operations as well as other financial data that our management considers meaningful for 2023 and 2022:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	($ in thousands)
Revenues, net	$54,532	$40,513	$14,019	34.6%	$161,232	$125,236	$35,996	28.7%
Operating expenses:
Sales and marketing expenses	35,971	28,650	7,321	25.6%	113,476	88,467	25,009	28.3%
Personnel expense	10,696	59,807	(49,111)	(82.1)%	30,521	71,131	(40,610)	(57.1)%
General and administrative expense	4,629	2,337	2,292	98.1%	14,350	6,802	7,548	111.0%
Information technology expense	1,073	1,176	(103)	(8.8)%	3,372	3,639	(267)	(7.3)%
Provision for credit losses, net	535	211	324	153.6%	(166)	297	(463)	(155.9)%
Depreciation and amortization	4,165	2,963	1,202	40.6%	11,354	8,549	2,805	32.8%
Restructuring expense, net	239	2,130	(1,891)	(88.8)%	1,600	2,130	(530)	(24.9)%
Total operating expenses	57,308	97,274	(39,966)	(41.1)%	174,507	181,015	(6,508)	(3.6)%
Loss from operations	(2,776)	(56,761)	53,985	(95.1)%	(13,275)	(55,779)	42,504	(76.2)%
Other income (expense):
Interest income	243	28	215	767.9%	880	289	591	204.5%
Interest expense	(8,740)	(7,157)	(1,583)	22.1%	(25,372)	(19,987)	(5,385)	26.9%
Gain on extinguishment of PPP loan	—	—	—	N/A	—	2,009	(2,009)	(100.0)%
Changes in fair value of warrant liability	744	683	61	8.9%	1,116	683	433	63.4%
Other expense, net	(9,189)	(1,080)	(8,109)	750.8%	(7,883)	(316)	(7,567)	2394.6%
Total other expense, net	(16,942)	(7,526)	(9,416)	125.1%	(31,259)	(17,322)	(13,937)	80.5%
Loss before income taxes	(19,718)	(64,287)	44,569	(69.3)%	(44,534)	(73,101)	28,567	(39.1)%
Provision for income taxes	(381)	(321)	(60)	18.7%	(3,088)	(611)	(2,477)	405.4%
Net loss	$(20,099)	$(64,608)	$44,509	(68.9)%	$(47,622)	$(73,712)	$26,090	(35.4)%

Revenues, net

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	($ in thousands)
Revenue from travel marketplace	$54,101	$40,094	$14,007	34.9%	$160,302	$124,272	$36,030	29.0%
Revenue from SaaS Platform	$431	$419	$12	2.9%	$930	$964	$(34)	(3.5)%
Revenues, net	$54,532	$40,513	$14,019	34.6%	$161,232	$125,236	$35,996	28.7%
Revenues, net for the three and nine months ended September 30, 2023 increased by $14.0 million and $36.0 million, or 35% and 29%, respectively, compared to the same periods in 2022. The increase was primarily driven by the organic growth and synergies in the expanded market and business associated with the acquisitions of Orinter, Interep, Consolid, and Skypass during 2023 on the Company's integrated technology platform. The Company merged customers and supplier relationships from the business acquisitions into consolidated operations, as such, separating revenues specifically from these acquired entities in future periods becomes impractical.
The revenues, net increase is primarily contributed by our travel marketplace segment. Revenues from our travel marketplace segment for the three and nine months ended September 30, 2023 increased by $14.0 million and $36.0 million, or 35% and 29%, respectively, compared to the same periods in 2022. Specifically, for the three and nine months ended September 30, 2023 we saw an increase of $15.0 and $30.8 million or 56% and 34%, respectively, for commission revenues earned from mark-up fees, airline ticket sales, hotel accommodations, car rental bookings, and other travel services. For the nine months ended September 30, 2023, we saw an increase of $6.2 million or 19%, from incentive revenues earned from GDS service providers and airlines suppliers. For the three months ended September 30, 2023 we saw a decrease of $1.0 million or 73% from ancillary goods and services. The revenue growth in our travel marketplace segment in 2023 was primarily contributed by a 2% and 18% increase in the value of gross bookings during the three and nine months ended September 30, 2023, respectively, and a 18% and 30% increase in the number of transactions processed in our travel marketplace, during the three and nine months ended September 30, 2023, as compared to 2022. Refer to our Operating Metrics for further details.
Operating Expenses and Other (Income) Expense
Sales and Marketing Expenses
Sales and marketing expenses for the three and nine months ended September 30, 2023 increased by $7.3 million and $25.0 million, or 26% and 28%, respectively, compared to the same periods in 2022. The increase was primarily driven by an increase of $12.5 million, and $36.9 million, or 59% and 58%, in affiliate marketing expense and affiliate credit card merchant expense, respectively, for the three and nine months ended September 30, 2023 compared to the same periods in 2022. Of the $12.5 million and $36.9 million increase in affiliate marketing expense and credit card merchant expense during the three and nine months ended September 30, 2023, respectively, $13.8 million and $30.8 million, respectively, was due to additional sales and marketing activities along with the Company's expanded presence post acquisitions of Orinter, Interep, Consolid and Skypass in 2023, which was partially offset by decreases in affiliate marketing expense and credit card merchant expense by the legacy business. These increases were offset by decreases in web advertising expenses of $4.9 million and $10.0 million for the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022.
Personnel Expenses
Personnel expenses for the three and nine months ended September 30, 2023 decreased by $49.1 million and $40.6 million, or 82% and 57%, respectively, compared to the same periods in 2022. The decrease was primarily attributable to a decrease of $52.4 and $46.0 million in stock-based compensation for the three and nine months ended September 30, 2023, respectively, primarily due to $50.7 million stock-based compensation during the three and nine months ended September 30, 2022 related to earn-out shares issued to the CEO and an employee on closing and subsequent to the Business Combination. The decrease was partially offset by increases due to the additional headcount from the acquisitions of Orinter, Interep, Consolid, and Skypass during 2023.
General and Administrative Expenses

General and administrative expenses for the three and nine months ended September 30, 2023 increased by $2.3 million and $7.5 million, or 98% and 111%, respectively, compared to the same periods in 2022. The increase was primarily due to an increase in legal and professional fees of $1.0 million and $4.0 million for the three and nine months ended September 30, 2023, respectively, which was attributed to our preparation and filings with the SEC. The remainder of the increase is primarily due to an increase in business insurance expense and non-employee stock compensation of $0.3 and $1.1 million for the three and nine months ended September 30, 2023, respectively.

IT Expenses
IT expenses for the three and nine months ended September 30, 2023 decreased by $0.1 million and decreased by $0.3 million, or 9% and 7%, respectively, compared to the same periods in 2022. The decrease was primarily due to an overall decrease in off-shore consulting costs.
Provision for Credit Losses, Net
Provision for credit losses, net for the three months ended September 30, 2023 increased by $0.3 million, or 154%, compared to the same period in 2022, due to changes in estimated recovery of accounts receivable. Provisions for credit losses, net for the nine months ended September 30, 2023 decreased by $0.5 million, or 156%, compared to the same periods in 2022 due to changes in estimated recovery of accounts receivable and contract assets as a result of gradual improvement in travel industry.
Depreciation and Amortization
Depreciation and amortization expenses for the three and nine months ended September 30, 2023 increased by $1.2 million and $2.8 million, or 41% and 33%, respectively, compared to the same periods in 2022. The increase was primarily due to an increase in amortization from additional capitalized software and an increase in amortization of intangibles as a result of the acquisitions of Orinter, Interep, Consolid, and Skypass during 2023.
Restructuring Expense, Net
Restructuring expense, net for the three and nine months ended September 30, 2023 decreased by $1.9 million and $0.5 million, or 89% and 25%, respectively, compared to the same periods in 2022. The decrease was primarily due to restructuring activities at offshore office locations to reduce the size of the workforce to optimize efficiency and reduce costs.
Interest Income
Interest income for the for the three and nine months ended September 30, 2023 increased by $0.2 million and $0.6 million, or 768% and 204%, respectively, compared to the same periods in 2022. The increase was primarily due to an increase in cash interest income on bank balances due to higher interest rates in the current period.
Interest Expense
Interest expense for the three and nine months ended September 30, 2023 increased by $1.6 million and $5.4 million, or 22% and 27%, respectively, compared to the same periods in 2022. The increase was primarily due to the factoring arrangements entered into by Orinter, Interep, and Consolid, as well as the drawdown of additional debt in January 2023.
Gain on Extinguishment of PPP Loan
Gain on extinguishment of PPP Loan for the nine months ended September 30, 2023 decreased by $2.0 million compared to the same periods in 2022. The decrease was primarily due to the forgiveness of PPP Loans that took place during fiscal 2022.
Changes in Fair Value of Warrant Liability
Changes in fair value of warrant liability for the three and nine months ended September 30, 2023 increased by $0.1 million and $0.4 million, or 9% and 63%, respectively, compared to the same periods in 2022. The increase was primarily due to the decrease in fair value of the Company’s private warrants during the three and nine months ended September 30, 2023.
Other Expense, net
Other expense, net for the three and nine months ended September 30, 2023 increased by $8.1 million and $7.6 million, or 751% and 2395%, respectively, compared to the same periods in 2022. The increase in other expense, net for both comparative periods is primarily due to the net expense recognized in the three and nine months ended September 30, 2023 of $9.4 million, comprising of $0.5 million gain on the LBF US divestiture and $9.9 million expense incurred on the LBF US transition service costs, and partially offset by gains on foreign currency exchange.
Income Taxes
The provision for income taxes for the three and nine months ended September 30, 2023 increased by $0.1 million and $2.5 million, or 19% and 405%, respectively, compared to the same periods in 2022, mainly driven by the impact of profits earned by the Orinter, Interep, Consolid, and Skypass acquisitions.
Non-GAAP Financial Measures

In addition to our financial results determined in accordance with U.S. GAAP, we believe the following non-GAAP measures are useful in evaluating our operating performance. We use the terms “Adjusted EBITDA”, "Adjusted Net Loss” and "Adjusted Net Loss Per Share” to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe that these non-GAAP financial measures, when taken together with the corresponding U.S. GAAP financial measures, provides meaningful supplemental information regarding our performance by excluding certain items that may not be indicative of our business, results of operations, or outlook. We consider Adjusted EBITDA, Adjusted Net Loss and Adjusted Net Loss Per Share to be important non-GAAP financial measures, because they illustrate underlying trends in our business and our historical operating performance on a more consistent basis. We believe that the use of Adjusted EBITDA, Adjusted Net Loss and Adjusted Net Loss Per Share are helpful to our investors in assessing the health of our business and our operating performance.

In addition, we believe the following non-GAAP measure, "Free Cash Flow", is helpful in evaluating our liquidity. We use Free Cash Flow to measure cash generated internally that is available to service debt and fund inorganic growth or acquisitions and believe that this measure provides meaningful supplemental information regarding our liquidity. We consider Free Cash Flow to be an important non-GAAP financial measure because it illustrates underlying trends in our business and is helpful to our investors in assessing our liquidity.

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

Adjusted EBITDA
Adjusted EBITDA is a key performance measure that our management uses to assess our operating performance which provides useful information to investors, analysts and rating agencies. By reporting Adjusted EBITDA, we provide a basis for comparison of our business operations between current, past and future periods by excluding items that we do not believe are indicative of our core operating performance.
Because Adjusted EBITDA facilitates internal comparisons of our historical operating performance on a more consistent basis, we use this measure for business planning purposes. We define Adjusted EBITDA as net loss before (1) depreciation and amortization; (2) provision for income taxes; (3) interest expense, net; (4) other expense, net; (5) stock-based compensation and the related payroll tax expense; (6) restructuring and related costs; (7) acquisition-related costs (including bank fees, due diligence fees, etc.); (8) legal costs pertaining to acquisitions, and other filings which are not ordinary and outside the course of our business; (9) other non-recurring expenses; and (10) and changes in fair value attributable to earn-out and warrant liabilities. For the periods presented, non-recurring expenses include transaction filing fees and associated professional services.

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

We began excluding (1) the change in fair value of our earn-out liabilities and (2) stock-based compensation payroll tax expense for the purpose of calculating Adjusted EBITDA beginning the quarter ended June 30, 2023. For comparability, references to prior period non-GAAP measures have been updated to show the effect of removing the change in the fair value of our earn-out liabilities from Adjusted EBITDA. The Company did not incur payroll tax expenses on stock-based compensation prior to this quarter. We believe this updated presentation of Adjusted EBITDA enhances investors’ understanding of our financial performance from activities occurring in the ordinary course of our business.
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

The following table reconciles net loss to Adjusted EBITDA for the three and nine months ended September 30, 2023 and 2022, respectively:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	($ in thousands)
Net loss	$(20,099)	$(64,608)	$44,509	(68.9)%	$(47,622)	$(73,712)	$26,090	(35.4)%
Interest expense, (net)	8,497	7,129	1,368	19.2%	24,492	19,698	4,794	24.3%
Stock-based compensation expense	2,974	55,236	(52,262)	(94.6)%	10,339	55,397	(45,058)	(81.3)%
Payroll tax expense related to stock-based compensation	140	—	140	—%	226	—	226	—%
Depreciation and amortization	4,165	2,963	1,202	40.6%	11,354	8,549	2,805	32.8%
Restructuring expense, net	239	2,130	(1,891)	(88.8)%	1,600	2,130	(530)	(24.9)%
Provision for income taxes	381	321	60	18.7%	3,088	611	2,477	405.4%
Changes in fair value of warrant liabilities	(744)	(683)	(61)	8.9%	(1,116)	(683)	(433)	63.4%
Changes in fair value of earn-out liabilities	(593)	—	(593)	—%	108	—	108	—%
Acquisition costs	545	—	545	—%	1,088	—	1,088	—%
Non-recurring legal expense	785	—	785	—%	2,024	—	2,024	—%
Other non-recurring expenses[1]	22	—	22	—%	632	—	632	—%
Extinguishment of PPP Loan	—	—	—	—%	—	(2,009)	2,009	(100.0)%
LBF US divestiture and transition service expense	9,327	—	9,327	—%	9,327	—	9,327	—%

Other expense (income), net[2]	(138)	1,080	(1,218)	(112.8)%	(1,444)	316	(1,760)	(557.0)%
Adjusted EBITDA	$5,501	$3,568	$1,933	54.2%	$14,096	$10,297	$3,799	36.9%

1 Includes non-recurring transaction filing fees and associated professional services
2 Excludes LBF US divestiture and transition service expense for the three and nine months ended September 30, 2023
Adjusted Net Loss and Adjusted Net Loss Per Share
Adjusted Net Loss and Adjusted Net Loss Per Share are key performance measures that our management uses to assess our operating performance which provides useful information to investors, analysts and rating agencies. By reporting Adjusted Net Loss and Adjusted Net Loss Per Share, we provide a basis for comparison of our business operations between current, past and future periods by excluding items that we do not believe are indicative of our core operating performance
We define Adjusted Net Loss as net loss before (1) stock-based compensation expense; (2) amortization of intangibles; (3) provision for income taxes; (4) certain one-time expenses. For the periods presented, one-time expenses include: changes in fair value of warrant liabilities, restructuring expense, legal costs pertaining to acquisitions, TCW term loan amendment fees, and other filings which are not ordinary and outside the course of our business, acquisition costs, changes in fair value of earn-out liabilities, expenses incurred for office relocation, gain on forgiveness of PPP loan, non-recurring transaction filing fees and associated professional services, and net expense incurred on the LBF US divestiture and LBF US transition services.
The following table reconciles net loss to Adjusted Net Loss for the three and nine months ended September 30, 2023 and 2022, respectively:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	($ in thousands)
Net loss	$(20,099)	$(64,608)	$44,509	(68.9)%	$(47,622)	$(73,712)	$26,090	(35.4)%
Stock-based compensation expense	2,974	55,236	(52,262)	(94.6)%	10,339	55,397	(45,058)	(81.3)%
Amortization of intangibles	2,458	1,584	874	55.2%	6,747	4,753	1,994	42.0%
Income tax provision	381	321	60	18.7%	3,088	611	2,477	405.4%
One-time expenses[1]	9,581	1,656	7,925	478.6%	13,663	(264)	13,927	(5275.4)%
Adjusted net loss	$(4,705)	$(5,811)	$1,106	(19.0)%	$(13,785)	$(13,215)	$(570)	4.3%

1 Includes changes in fair value of warrant liabilities, restructuring expense, legal costs pertaining to acquisitions, and other filings which are not ordinary and outside the course of our business, other acquisition costs, and changes in` fair value of earn-out liabilities
We define Adjusted Net Loss Per Share as the per share earnings based on the Company’s Adjusted Net Loss attributable to common stockholders, which includes dividends accrued for preferred stockholders, in the respective periods presented. The following table reconciles net loss per share to Adjusted Net Loss per share for the three and nine months ended September 30, 2023 and 2022, respectively:
Adjusted Net Loss Per Share

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	($ in thousands)
Net loss	$(20,099)	$(64,608)	$(47,622)	$(73,712)
Cumulative dividends allocated to preferred stockholders	$(2,859)	$(47)	$(8,023)	$(47)
Net loss attributable to common stockholders, basic and diluted	$(22,958)	$(64,655)	$(55,645)	$(73,759)
Weighted average shares outstanding, basic and diluted	77,925,635	72,462,512	77,162,363	64,730,224
Basic and diluted net loss per share	$(0.29)	$(0.89)	$(0.72)	$(1.14)
Adjusted net loss	$(4,705)	$(5,811)	$(13,785)	$(13,215)
Cumulative dividends allocated to preferred stockholders	$(2,859)	$(47)	$(8,023)	$(47)
Adjusted net loss attributable to common stockholders, basic and diluted	$(7,564)	$(5,858)	$(21,808)	$(13,262)
Weighted average shares outstanding, basic and diluted	77,925,635	72,462,512	77,162,363	64,730,224
Adjusted net loss per share	$(0.10)	$(0.08)	$(0.28)	$(0.20)
Free Cash Flow
Free Cash Flow is a key measure that is relevant to investors because it provides a measure of cash generated internally that is available both to service debt and to fund inorganic growth or acquisitions and provides useful information to investors regarding our liquidity. By reporting Free Cash Flow, we provide a basis for comparison of our cash generated internally between current, past and future periods. Free Cash Flow has the same limitations as Adjusted EBITDA, Adjusted Net Loss and Adjusted Net Loss Per Share in that it does not consider the capital structure of our Company.
Free Cash Flow, a non-GAAP liquidity measure, is defined as cash provided by or used in operating activities, less capital expenditures.
We believe the presentation of Free Cash Flow is relevant and useful for investors because it measures cash generated from operations after payment of capital expenditures that we can use to invest in our business and meet our current and future financing needs.
The following table reconciles net cash used in operating activities to Free Cash Flows for the three and nine months ended September 30, 2023, and 2022, respectively:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	($ in thousands)
Net cash provided by (used in) operating activities (1)(2)	$(994)	$(854)	$(140)	16.4%	$(13,400)	$(690)	$(12,710)	1842.0%
Capital expenditures	(3,186)	(1,943)	(1,243)	64.0%	(7,660)	(5,415)	(2,245)	41.5%
Free cash flow(1)(2)	$(4,180)	$(2,797)	$(1,383)	49.4%	$(21,060)	$(6,105)	$(14,955)	245.0%

(1)
Included cash paid for interest related to the TCW Agreement for the three and nine months ended September 30, 2023 was $4.2 million and $8.4 million, respectively. No cash was paid for interest related to the TCW Agreement for the three and nine months ended September 30, 2022.

(2)
Included cash paid for LBF US transition services for the three and nine months ended September 30, 2023 was $7.4 million. No cash was paid for LBF US transition services for the three and nine months ended September 30, 2022.

Financial Position, Liquidity and Capital Resources
Sources of Liquidity
As of September 30, 2023, we had cash and cash equivalents totaling $39.9 million, which were held for working capital purposes and a TCW LOC available for draw down of $15.0 million. Our cash equivalents are comprised primarily of cash checking accounts and our restricted cash and cash equivalents comprise of certificate of deposits held at banks which we intend to hold to maturity. To date, our principal sources of liquidity have been payments received from our revenue arrangements and financing arrangements with banks and financial institutions.
As of September 30, 2023, we held $47.9 million of cash, cash equivalents and restricted cash and cash equivalents, of which $10.7 million was held by our foreign subsidiaries outside of the United States. In the event that we repatriate these funds from our foreign subsidiaries, we may need to accrue and pay applicable United Sates taxes and withholding taxes payable to various countries. As of September 30, 2023, our intent was to permanently reinvest these funds outside of the United States.
Accordingly, no deferred taxes have been provided for withholding taxes, U.S. state income taxes or other taxes that would result upon repatriation of approximately $19.2 million of undistributed earnings from these foreign subsidiaries as those earnings and any excess of financial reporting over the tax basis of these foreign subsidiaries are indefinitely reinvested. It is not practicable to estimate income tax liabilities that might be incurred if such earnings were remitted to the United States due to the complexity of the underlying calculation. The majority of the undistributed earnings would have been previously-taxed for U.S. federal income taxes as a result of the 2017 U.S. Tax and Jobs Act. Although we have no intention to repatriate the undistributed earnings of our foreign subsidiaries for the foreseeable future, if such funds are needed for operations in the United States, to the extent applicable and material, we will revise future filings to address the potential tax implications.
TCW Agreement
On January 11, 2023, we executed the Ninth Amendment to the TCW Agreement wherein Wingspire became a party to the TCW Agreement, among other changes. Wingspire funded an additional $15.0 million of term loan commitment on top of the already outstanding TCW Term Loan. Additionally, the Ninth Amendment split the TCW Term Loan into two loans. The first loan will be represented by Wingspire with an outstanding principal balance of $30.0 million and the second loan will be represented by TCW with an outstanding principal balance of $137.8 million.

Additionally, pursuant to the Ninth Amendment, Wingspire consented to take over the TCW LOC for a principal amount not to exceed $15.0 million (the “Wingspire Term Loan”). Until January 11, 2024, we have the option to increase Term Loan A by $20.0 million under two conditions: (i) the Company must have a trailing 12-month EBITDA of at least $25.0 million; and (ii) the Company must draw in increments of at least $5.0 million.

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
On October 13, 2023, the Company executed an eleventh amendment to the TCW Agreement (the “Eleventh Amendment”). The Eleventh Amendment (1) provided consent to the Company’s acquisitions of Interep, Consolid and Skypass; (2) required that the Company pledge 100% of the equity interests of Interep, Consolid and Skypass, and certain other subsidiaries; (3) specifies that certain leverage ratios, minimum unadjusted EBITDA and fixed charge coverage ratio covenants shall not be measured through the term of the TCW Agreement; (4) sets forth certain qualified cash requirements; (5) adds as an event of default the failure of the Company to achieve certain refinancing milestones; (6) provides that the revolving credit commitment shall be uncommitted and discretionary in nature; and (7) provides for the payment of certain fees.
Financial Position
We are required to make debt repayments aggregating to $10.3 million in the next 12 months from the date of issuance of the condensed consolidated financial statements.

As of September 30, 2023, we had $39.9 million of unrestricted cash and cash equivalents, $8.0 million of restricted cash and cash equivalents and $15.0 million in unused TCW LOC.

As of the date on which our condensed consolidated financial statements for the fiscal quarter ended September 30, 2023, we believe that the cash on hand, cash generated from operating activities, and access to funds under our LOC with TCW will satisfy our working capital and capital requirements for at least the subsequent 12 months.
Material Cash Requirements and Other Obligations
Our material cash requirements and other obligations as of September 30, 2023 include the following:

•Term Loan - Principal and interest payments related to the TCW and Wingspire Term Loans. As of September 30, 2023, we had an outstanding balance of $168.1 million, with $10.3 million payable within 12 months. See Note 8 – Debt to our condensed consolidated financial statements for additional information.
•Governmental Loans - As of September 30, 2023, our outstanding balance related to the CEBA and HASCAP loans was $0.2 million, with $0.1 million payable within 12 months.
•Operating Lease Obligations - Fixed lease payments related to our operating leases. As of September 30, 2023, we had outstanding operating lease obligations of $3.8 million, with $1.2 million payable within 12 months.

See Note 11 – Commitments and Contingencies to our condensed consolidated financial statements for further information related to our letters of credit and outstanding legal claims.
Off- Balance Sheet Arrangements
We had the following Off-Balance Sheet Arrangements as of September 30, 2023 and December 31, 2022:

	September 30,	December 31,
(In millions)	2023	2022
Letters of credit	$7.7	$7.4
No amount on the TCW LOC has been drawn down as of September 30, 2023 and December 31, 2022.
Cash Flow Summary
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2023	2022
	($ in thousands)
Net cash used in operating activities	$(13,400)	$(690)
Net cash used in investing activities	(31,741)	(5,809)
Net cash provided by financing activities	5,894	96,562
Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	(314)	(341)
Net (decrease)/increase in cash, cash equivalents and restricted cash and cash equivalents	$(39,561)	$89,722
Cash Used in Operating Activities
During the nine months ended September 30, 2023, cash used in operating activities was $13.4 million. The primary factors affecting our operating cash flows during this period were our net loss totaling $47.6 million, which was offset by non-cash charges of $29.6 million primarily consisting of depreciation and amortization of $11.4 million, stock-based compensation of $10.3 million, non-cash gain on disposal of LBF US of $0.7 million, amortization of loan origination fees of $6.4 million, PIK interest expense of $4.2 million, and a net gain in estimated fair value of earn-out consideration and warrant liability of $1.0 million. Cash provided by our operating assets and liabilities was $4.7 million, primarily owing to a $19.5 million increase in accounts receivable, a $6.0 million increase in contract assets, a $1.7 million decrease in deferred revenue, a $0.5 million increase in prepaid expenses and other current assets, and a $1.0 million decrease in operating lease liabilities. These changes were offset by a $27.5 million increase in accounts payable, and a $6.4 million increase in accrued expenses and other liabilities. The increase in accounts receivable was primarily from the acquired business in Orinter, Interep, Consolid and Skypass.
During the nine months ended September 30, 2022, cash used in operating activities was $0.7 million. The primary factors affecting our operating cash flows during this period were our net loss of $73.7 million, which was offset by non-cash charges of $73.5 million primarily consisting of stock-based compensation of $55.4 million, PIK interest expense of $8.1 million and depreciation and amortization of $8.5 million. This reduction attributable to non-cash charges was offset by a $2.0 million gain on forgiveness of our PPP loan. Cash provided from changes in our operating assets and liabilities was $0.5 million, primarily owing to a $26.4 million increase in accounts payable, and $12.3 million increase in accrued expenses and other current liabilities. These increases were offset by a $15.9 million increase in accounts receivable, $17.5 million increase in prepaid expense and other current assets, and $2.6 million increase in contract assets.
Cash Used in Investing Activities
During the nine months ended September 30, 2023, cash used in investing activities was $31.7 million, which was primarily due to cash paid for the acquisitions of Orinter, Interep, Consolid, and Skypass and the purchase of property and equipment.
During the nine months ended September 30, 2022, cash used in investing activities was $5.8 million, which was primarily due to the purchase of property and equipment.
Cash Provided by Financing Activities
During the nine months ended September 30, 2023, cash provided by financing activities was $5.9 million, primarily due to $15.0 million in proceeds from the Wingspire Term Loan, offset by the repayment of debt and offering costs.
During the nine months ended September 30, 2022, cash provided by financing activities was $96.6 million, primarily due to the proceeds from the closing of the Business Combination and issuance of preferred stock.
Critical Accounting Policies and Estimates
The preparation of the condensed consolidated financial statements and related disclosures in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. We use our judgment to determine the appropriate assumptions to be used in the determination of certain estimates and we evaluate our estimates on an ongoing basis. Estimates are based on historical experience, terms of existing contracts, our observance of trends in the travel industry, and on various other assumptions that we believe to be reasonable under the circumstances. Our actual results may differ from these estimates under different assumptions or conditions. Our critical accounting estimates supplement, but not duplicate, the description of accounting policies or other disclosures in the notes to the financial statements. Matters that involve significant estimates and judgments of management include the following:

Revenue Recognition

We make several estimates in our revenue recognition process that affect the net revenues presented on our condensed consolidated statements of operations.

We earn incentives from airline companies based on the volume of airline ticket bookings that have flown. We also receive incentives from our GDS service providers based on the volume of segment bookings mediated by us through the GDS systems. The periods in which the contractual targets are based on range from months to years. The rate at which the Company earns the incentives from airline companies and GDS service providers, or travel suppliers, is subject to fluctuations, as the incentive amount earned on any given day is contingent on the cumulative prior performance under contract. Additionally, some travel supplier contracts have tiered level pricing where the incentive rate applied depends on several performance targets specified in the contract. At the end of each reporting period, the Company estimates the incentives earned in the period based on the flights taken and the respective incentive rates that would apply to the Company, based on the tier the Company will most likely fall under. Revenue earned and recognized relating to incentives with airline companies and GDS service providers will be estimated to the extent that it is probable that a significant reversal of any incremental revenue will not occur.

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
Goodwill increased during the nine months ended September 30, 2023 due to the acquisitions of Orinter, Interep, Consolid, and Skypass. See Note 6 – Goodwill and Intangible Assets, Net to our condensed consolidated financial statements for additional information related to the acquisitions.

We test goodwill for impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We have two reporting units and test goodwill for each respective reporting unit. In prior years, our annual goodwill impairment tests were performed as of December 31. During the third quarter of 2023, the Company voluntarily changed its annual goodwill impairment test date from December 31 to October 1, as the new date of the assessment better aligns with the Company's long-term business planning process. This change was not material to the Company's condensed consolidated financial statements as it did not delay, accelerate, or avoid any potential goodwill impairment charge.

As of December 31, 2022, the estimated fair value of our two reporting units was determined using the income approach valuation technique by discounting the Company’s future cash flows. The income approach, applied as of December 31, 2022, reflected a reduction in the forecasted cash flows of our reporting units and a longer assumed recovery period. The discount rate is determined based on the reporting unit’s estimated weighted-average cost of capital and adjusted to reflect the risks inherent in its cash flows, which requires significant judgments. As of December 31, 2022, we performed our annual goodwill impairment test that resulted in the calculation of fair value of the respective reporting units that substantially exceeds carrying value. Therefore, the Company concluded that there was no impairment of goodwill.

The estimation of fair values of our reporting units reflect numerous assumptions that are subject to various risks and uncertainties, including key assumptions regarding each reporting unit’s expected growth rates and operating margin and the competitive environment, as well as other key assumptions with respect to matters outside of our control, such as discount rates. The estimation of fair value requires significant judgments and estimates, and actual results could be materially different than the judgments and estimates used. Discount rates have been impacted during the period due to rising interest rates and adverse changes in the macroeconomic environment. Future events and changing market conditions, including economic uncertainties such as inflation, rising interest rates and risks of a potential recession, may lead us to re-evaluate the assumptions used to estimate the fair values of our reporting units, which may result in a need to recognize additional goodwill impairment charges that could have a material adverse effect on our results of operations.

Earn-Out Liabilities

See Note 4 – Fair Value Measurement for additional information related to the Company’s fair value measurements. When little or no market data is available, the fair value is measured using unobservable inputs (“Level 3 inputs”). Our liabilities measured using Level 3 inputs primarily consist of earn-out liabilities acquired from acquisitions. The fair value of earn-out liabilities are estimated using the Monte Carlo simulation method. In determining the fair value, the following factors were considered: the expected future financial performance of the acquired entities, the underlying financial metric on which the earn-out payment is based upon, historical financial performance, and the Company’s credit risk.

Equity-Classified Earn-Out Shares

As part of the reverse recapitalization that closed on July 18, 2022, earn-out shares were approved to be issued to holders, would be entitled to the right to receive shares of common stock, which vest based on the trading price of the Company’s Common Stock. The earn-out was determined to be equity-classified, and the Company estimates the fair value of the award on the date the shares are allocated to a holder. The Company obtains a third-party valuation to determine the fair value. The Monte Carlo method was used to determine the expected value of the earn-out shares to be vested by simulating our Common Stock price from the allocation date to the end of the vesting period. The income approach was used to determine the fair value of the award on the allocation date, which includes estimating future cash flows to be received by the award owners over the economic life of the award and converting the cash flows to their present value equivalents using an appropriate discount rate that accounts for the relative risk of not realizing the annual cash flows and for the time value of money.
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
Item 4. Controls and Procedures

Evaluation of our Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2023, our disclosure controls and procedures were not effective, due to material weaknesses in our internal control over financial reporting that remain since they were identified in connection with the preparation and filing of the of our Annual Report on Form 10-K for the year ended December 31, 2022, as amended (the “2022 Form 10-K”).

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

Changes in Internal Control over Financial Reporting

Other than the material weakness remediation efforts as described above, there were no changes in our internal control over financial reporting identified that occurred during the three months ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings

For a description of our material pending legal proceedings, see Note 11 – Commitments and Contingencies to the accompanying unaudited condensed consolidated financial statements for the quarter ended September 30, 2023 included in Part I, Item 1 of this Quarterly Report.

In addition, from time to time, the Company may be a party to claims that arise in the ordinary course of business. None of these matters are expected to have a material adverse effect on the Company’s financial condition or results of operations.

Item 1A. Risk Factors

In addition to the other information set forth in this report, including the important information in “Forward-Looking Statements,” you should carefully consider the “Risk Factors” discussed in our 2022 Form 10-K. If any of those factors were to occur, they could materially adversely affect our financial condition or future results, and could cause our actual results to differ materially from those expressed in its forward-looking statements in this report. We are aware of no material changes to the Risk Factors discussed in our 2022 Annual Report, except as described below, however, additional risks not currently known or currently material may also harm our business.

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

As of December 31, 2022, our Company had net operating loss carryforwards (“NOLs”) for federal and state of approximately $100.95 million and $122.65 million, respectively. As of December 31, 2021, our Company had net operating loss carryforwards for federal and state of approximately $108.53 million and $141.37 million, respectively. The federal net operating losses will begin to expire in 2032, and state net operating losses begin to expire in 2027, if not utilized. Under current law, federal NOLs generated in taxable years ending after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs is limited to 80%. Federal NOLs generated prior to January 1, 2018, however, have a 20-year carryforward period, but are not subject to the 80% limitation.

Under U.S. federal income tax law, a corporation’s ability to utilize its NOLs to offset future taxable income may be significantly limited if it experiences an “ownership change” as defined in Section 382 of the Internal Revenue Code, as amended (the “Code”). In general, an ownership change will occur if there is a cumulative change in a corporation’s ownership by “5 percent shareholders” that exceeds 50 percentage points (by value) over a rolling three-year period. A corporation that experiences an ownership change will generally be subject to an annual limitation on the use of its pre-

ownership change NOLs equal to the value of the corporation immediately before the ownership change, multiplied by the long-term tax-exempt rate (subject to certain adjustments). Furthermore, our ability to utilize NOLs of companies that we have acquired or may acquire in the future may be subject to similar limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs by federal or state taxing authorities or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to reduce future income tax liabilities. For these reasons, we may not be able to utilize a material portion of the NOLs reflected on our balance sheet, even if we attain profitability, which could potentially result in increased future tax liability to us and could adversely affect our operating results and financial condition.

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

Although ITHAX Acquisition Sponsor LLC, a Delaware limited liability company (the “Sponsor”), the members of the Sponsor, the Mondee Stockholders and the members of the Mondee Stockholder were prohibited, through January 19, 2023, from transferring any of our securities, in each case, subject to certain customary exceptions, these shares may now be sold and we have filed, and may in the future file or amend, registration statements to provide for the resale of such shares from time to time. If any of these shareholders or another large institutional shareholder were to sell a substantial number of shares of our common stock at once or in large blocks, or are perceived by the market as intending to sell them, the market price of our common stock could decline.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

(Dollars in thousands, except price per share data	Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
Stock Repurchases[1]
Quarter Ended September 30, 2023
July 1 to July 31	—	$—	—	$—
August 1 to August 31	—	$—	—	$—
September 1 to September 30	215,350	$3.54	215,350	$39,234
For the three months ended September 30	215,350	$3.54	215,350	$39,234

Stocks Retained in Net Settlement[2]
July 1 to July 31	4,184
August 1 to August 31	50,720
September 1 to September 30	26,405
For the three months ended September 30	81,309
1 On September 21, 2023, the Company’s Board of Directors authorized a share repurchase program to purchase up to $30 million of the Company’s Class A Common Stock (the “Share Repurchase Program”). The Share Repurchase Program has no expiration date.
2 The Company’s Stock Plan permits net settlement of stock issuances relating to equity awards for purposes of settling a grantee’s tax withholding obligations. Stock Retained in Net Settlement was at the vesting price of the corresponding restricted stock unit.
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

Exhibit No	Description	Form	File No	Exhibit	Filing Date
2.1	Business Combination Agreement, dated as of December 20, 2021, by and among ITHAX Acquisition Corp., ITHAX Merger Sub I, LLC, ITHAX Merger Sub II, LLC, and Mondee Holdings II, Inc.	8-K	001-39943	2.1	December 20, 2021
2.2	Share Purchase and Sale Agreement by and among Mondee Brazil, LLC, Mondee Holdings, Inc., OTT Holding Ltda, Orinter Tour & Travel, S.A., and the other parties thereto, dated as of January 31, 2023	8-K	001-39943	2.1	February 1, 2023
2.3†	Stock Purchase Agreement by and among Mondee Brazil, LLC, Mondee Holdings, Inc., Consolid Mexico Holding, S.A.P.I. de C.V., José Luis Castro Gómez, Abraham Shabot Cherem, Judith Guerra Aguijosa, and the other parties thereto, dated as of May 12, 2023.	8-K	001-39943	2.1	May 16, 2023
2.4†	Share Purchase and Sale Agreement by and among Mondee Brazil, LLC, Mondee Holdings, Inc., Diana Krepinsky Rodrigues, Cynthia Sherry Ann Krepinsky Rodrigues, and Interep Representações Viagens E Turismo S.A.. dated as of May 12, 2023	8-K	001-39943	2.1	May 16, 2023
2.5†*	Stock Purchase Agreement between LBF Travel Management Corp. and Mondee, Inc., dated as of September 29, 2023
3.1	Amended and Restated Certificate of Incorporation of Mondee Holdings, Inc.	8-K	001-39943	3.1	July 20, 2022
3.2	Amended and Restated Bylaws of Mondee Holdings, Inc.	8-K	001-39943	3.2	July 13, 2023
3.3	Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock.	8-K	001-39943	3.1	September 30, 2022

10.1+†*	Employment Agreement, dated September 14, 2023, by and between Mondee Holdings, Inc. and Prasad Gundumogula
10.2+*	Restricted Stock Unit Agreement, dated September 14, 2023, by and between Mondee Holdings, Inc. and Prasad Gundumogula
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a 14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a 14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104**	Cover Page Interactive Data File, formatted in Inline XBRL (formatted as inline XBRL and contained in Exhibit 101)

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

MONDEE HOLDINGS, INC.

Date: November 14, 2023	By:	/s/ Prasad Gundumogula
	Name:	Prasad Gundumogula
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2023	By:	/s/ Jesus Portillo
	Name:	Jesus Portillo
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)