Form 10-K
period 2023-12-31
Mondee Holdings, Inc.
filed 2024-03-29
CIK 1828852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to
Commission file number 001-39943

MONDEE HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	88-3292448
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

10800 Pecan Park Blvd.
Suite 400
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $422,318,559. Solely for purposes of this disclosure, shares of voting and non-voting common equity held by executive officers and directors of the registrant as of such date have been excluded, because such persons may be deemed to be affiliates. This determination of executive officers and directors as affiliates is not necessarily a conclusive determination for any other purposes.
As of March 18, 2024, there were 83,551,705 shares of Class A common stock, par value $0.0001 per share, issued and outstanding.

Documents Incorporated by Reference:	Parts Into Which Incorporated
Portions of the registrant’s definitive Proxy Statement relating to its 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.
Part III

MONDEE HOLDINGS, INC. AND SUBSIDIARIES
FORM 10-K

CERTAIN DEFINED TERMS
In this Annual Report on Form 10-K for this fiscal year ended December 31, 2023, unless the context otherwise requires, reference to:
•“Amended and Restated Warrant Agreement” is to that certain Amended and Restated Warrant Agreement, by and between Continental and our Company, dated as of July 18, 2022, as amended from time to time;
•“Board” is to our board of directors;
•“Business Combination” is to the Domestication, the Mergers and other transactions contemplated by the Business Combination Agreement, collectively, including the PIPE Financing;
•“Business Combination Agreement” is to that certain Business Combination Agreement, dated December 20, 2021, by and among ITHAX, ITHAX Merger Sub I, LLC, ITHAX Merger Sub II, LLC and Mondee, and as may be amended, supplemented or otherwise modified from time to time;

•“Bylaws” is to the bylaws of our Company that became effective at the First Effective Time, as amended and restated on July 13, 2023;
•“Cantor” is to Cantor, Fitzgerald & Co., the representative of the several underwriters in ITHAX’s initial public offering;
•“Certificate of Incorporation” is to our amended and restated certificate of incorporation, dated July 18, 2022, that became effective at closing of the Business Combination;
•“Class A ordinary shares” is to the Class A ordinary shares, par value $0.001 per share, of ITHAX that were sold as part of the Units in the ITHAX initial public offering for $10.00 per unit, which automatically converted, on a one-for-one basis, into shares of our Common Stock in connection with the Domestication;
•“Class B ordinary shares” is to the 6,037,500 Class B ordinary shares, par value $0.001 per share, of ITHAX that were initially issued to the Sponsor in a private placement prior to ITHAX’s initial public offering for approximately $0.005 per share and of which 10,000 were transferred to each of the ITHAX independent directors in October 2020, and, in connection with the Domestication, were converted into one share of Class B Common Stock, par value $0.001 per share, of our Company and, upon the First Effective Time, each issued and outstanding share of Class B Common Stock was converted into one share of our Common Stock;
•“Class B Common Stock” is to the shares of Class B common stock, par value $0.001 per share, of our Company that were outstanding after the Domestication, but prior to the First Effective Time;
•“Closing” is to the closing of the Transactions;
•“Closing Date” is to July 18, 2022, the date the Closing actually occurred;
•“Common Stock” is to our shares of Class A common stock, par value $0.0001 per share;
•“Consent Solicitation” is to the solicitation of consents commenced on September 16, 2022, by us from holders of the outstanding warrants to amend the Amended and Restated Warrant Agreement;
•“Continental” is to Continental Stock Transfer & Trust Company, our transfer agent, warrant agent and trustee of the trust account;
•“COVID-19” is to the coronavirus and related pandemic;
•“Domestication” is to the transfer by way of continuation and deregistration of ITHAX from the Cayman Islands and the continuation and domestication of ITHAX as a corporation incorporated in the State of Delaware, which was effective on July 18, 2022;
•“Earn-Out Agreement” is to that certain Earn-Out Agreement, dated December 20, 2021, by and between ITHAX, Mondee, and certain signatories thereto, pursuant to which we may issue up to 9,000,000 shares of our Common Stock that vest upon achievement of certain milestones;

•“Earn-Out Shares” is to 9,000,000 shares of our Common Stock issuable in connection with the Business Combination pursuant to the Earn-Out Agreement. 7,400,000 of such Earn-Out Shares have already been issued, 1,533,000 of such Earn-Out Shares have been allocated for issuance but remain unissued, and 66,667 of such Earn-Out Shares are unallocated as of the date of this Report;
•“Exchange Act” is to the Securities Exchange Act of 1934, as amended;
•“First Effective Time” is to the time at which the First Merger became effective;
•“First Merger” is to the time at which the First Merger Sub merged with and into Mondee, with Mondee being the surviving entity in the merger;
•“First Merger Sub” is to ITHAX Merger Sub I, LLC, a Delaware limited liability company;
•“GAAP” is to generally accepted accounting principles in the United States, as applied on a consistent basis;
•“GDS” is to global distribution systems;
•“initial public offering” is to ITHAX’s initial public offering that was consummated on February 1, 2021;
•“ITHAX” is to ITHAX Acquisition Corp., a Cayman Islands exempted company, prior to the consummation of the Business Combination;

•“Legacy Mondee” is to Mondee Holdings II, Inc., a Delaware corporation, which was acquired by ITHAX along with the consumption of the Business Combination;

•“Legacy Mondee Stockholder” is to Mondee Holdings, LLC, a Delaware limited liability company and the sole holder of capital stock of Mondee prior to the consummation of the Business Combination;

•“Mergers” is to the merger of First Merger Sub with and into Legacy Mondee pursuant to the Business Combination Agreement, with Mondee as the surviving company in the First Merger and the merger of Mondee with and into Second Merger Sub, with Second Merger Sub being the surviving entity in the Second Merger;
•“Mondee” is to Mondee Holdings, Inc., a Delaware corporation, and its consolidated subsidiaries. It was renamed from ITHAX to Mondee Holdings, Inc. at the consummation of the Business Combination;
•“Nasdaq” is to the Nasdaq Global Market;
•“Offer to Purchase” is to the offer that commenced on September 16, 2022 and expired on October 17, 2022, by our Company to each holder of our private placement warrants and public warrants to receive $0.65 in cash, without interest, for each outstanding warrant tendered by the holder pursuant to the offer;
•“Outstanding Warrants” is to our Preferred Financing Warrants and private placement warrants;

•“PIPE Financing” is to the transactions contemplated by the Subscription Agreements, pursuant to which the PIPE Investors have collectively subscribed for an aggregate of 7,000,000 shares of our Common Stock for an aggregate purchase price of $70,000,000, which was consummated immediately prior to the First Effective Time;
•“PIPE Investors” is to certain “qualified institutional buyers” (as defined in Rule 144A under the Securities Act) and accredited investors who are party to the PIPE Financing;
•“PIPE Shares” is to those 7,000,000 shares of our Common Stock issued at a price of $10.00 per share pursuant to the PIPE Financing;
•“Preferred Financing Transaction” is to the private placement of Series A Preferred Stock and Preferred Financing Warrants to purchase shares of our Common Stock;
•“Preferred Financing Warrant Agreement” is to that certain Warrant Agreement, dated as of September 29, 2022, by and between our Company and Continental Stock Transfer & Trust Company, as amended on December 14, 2023;
•“Preferred Financing Warrants” is to the outstanding 1,444,500 redeemable warrants to purchase our Common Stock that we issued in connection with the Preferred Financing Transaction;
•“Preferred Stock” is to our shares of preferred stock, par value $0.0001 per share.

•“Preferred Subscribers” is to certain “qualified institutional buyers” (as defined in Rule 144A under the Securities Act) and accredited investors who are party to the Preferred Financing Transaction;
•“Preferred Subscription Agreements” is to the subscription agreements entered into by Mondee and each of the investors in connection with the Preferred Financing Transaction;
•“private placement warrants” is to the outstanding 232,500 private placement warrants representing the right to purchase Class A ordinary shares that were issued by ITHAX in its initial public offering as part of the Units, which were automatically converted into the right to purchase one share of our Common Stock at an exercise price of $11.50 in connection with the Domestication;
•“private placement units” is to the 675,000 units that were issued to the Sponsor and Cantor in a private placement concurrently with ITHAX’s initial public offering at a price of $10.00 per unit (with the Sponsor purchasing 465,000 and Cantor purchasing 210,000, respectively), which were, prior to the Domestication cancelled and exchanged to entitle the holder thereof to one share of our Common Stock and one-half of one public warrant;
•“public warrants” is to the 12,075,000 redeemable warrants representing the right to purchase Class A ordinary shares that were issued by ITHAX in its initial public offering as part of the Units, which were automatically converted into the right to purchase one share of our Common Stock at an exercise price of $11.50 in connection with the Domestication, and subsequently purchased by our Company pursuant to the Offer to Purchase;
•“Rocketrip” is to Rocketrip, Inc. a Delaware corporation and wholly-owned subsidiary of our Company;
•“SEC” is to the Securities and Exchange Commission;
•“Second Merger” is to the time at which Mondee merged with and into Second Merger Sub, with Second Merger Sub surviving such merger as a wholly owned subsidiary of our Company;
•“Second Merger Sub” is to ITHAX Merger Sub II, LLC, a Delaware limited liability company;
•“Securities Act” to the Securities Act of 1933, as amended;
•“Selling Securityholders” means the selling securityholders named in the Registration Statement on Form S-1, as amended (File No. 333-266277), declared effective by the SEC on October 12, 2022, and the Registration Statement on Form S-1, as amended (File No. 333-268198) declared effective by the SEC on December 9, 2022;
•“Series A Preferred Stock” is to the 96,300 shares of our Preferred Stock, designated as Series A-2 and A-3 Preferred Stock, par value $0.0001 per share, of our Company that were sold as part of the Preferred Financing Transaction for $1,000 per share;
•“Sponsor” is to ITHAX Acquisition Sponsor LLC, a Delaware limited liability company that was dissolved on September 13, 2022;
•“Sponsor Support Agreement” is to that certain Sponsor Agreement, dated as of December 20, 2021, by and among the Sponsor, ITHAX and Mondee, as amended and modified from time to time;
•“Subscription Agreements” is to the subscription agreements, entered into by ITHAX and each of the PIPE Investors in connection with the PIPE Financing;
•“Transactions” is to collectively, the Second Merger, the First Merger, and the other transactions contemplated by the Business Combination Agreement;
•“Term Loan” is to the financing agreement as amended from time to time, with TCW Asset Management Company LLC (“TCW”), and the lenders party to the agreement from time to time (“Lenders”), consisting of a $165 million multi-draw term loan in aggregate;
• “trust account” is to the trust account established at the consummation of ITHAX’s initial public offering that holds the proceeds of the initial public offering and is maintained by Continental, acting as trustee;

•“Units” is to the units of ITHAX, each unit representing one Class A ordinary share and one-half of one public warrant to acquire one Class A ordinary share, that were offered and sold by ITHAX in its initial public offering at a price of $10.00 per share and in its concurrent private placement of the private placement units; and
•“you” is to the holders of our Common Stock.

INTRODUCTORY NOTE

On July 18, 2022 (the “Closing Date”), Mondee Holdings II, Inc., a Delaware corporation (“Legacy Mondee”), ITHAX Acquisition Corp., a Cayman Islands exempted company (“ITHAX”), Ithax Merger Sub I, LLC, a Delaware limited liability company and wholly owned subsidiary of ITHAX (“First Merger Sub”), and Ithax Merger Sub II, LLC a Delaware limited liability company and wholly owned subsidiary of ITHAX (“Second Merger Sub”), consummated the closing of the transactions contemplated by the Business Combination Agreement, dated December 20, 2021, by and among ITHAX, First Merger Sub, Second Merger Sub and Mondee (the “Business Combination Agreement”), following the approval at a special meeting of the shareholders of ITHAX held on July 15, 2022.

Pursuant to the terms of the Business Combination Agreement, a business combination of Legacy Mondee and ITHAX was effected by the merger of First Merger Sub with and into Legacy Mondee (the “First Merger”), with Legacy Mondee surviving such merger as a wholly owned subsidiary of ITHAX, which had converted to “Mondee Holdings, Inc.”, a Delaware corporation (“Mondee”, or our “Company”). Immediately following the First Merger, Mondee merged with and into Second Merger Sub, with Second Merger Sub surviving such merger as a wholly owned subsidiary of Company (the “Second Merger” and, together with the other transactions contemplated by the Business Combination Agreement, the “Business Combination”).

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Unless the context indicates otherwise, references in this Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (this “Annual Report on Form 10-K”) to “our Company,” “we,” “us,” “our” and similar terms refer to Mondee Holdings, Inc., a Delaware corporation, and its consolidated subsidiaries. References to “ITHAX” refer to the predecessor company prior to the consummation of the Business Combination.
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

PART I
ITEM 1. BUSINESS
General
Mondee Holdings, Inc. (“Mondee” or the “Company”), a leading travel technology company, features an artificial intelligence (“AI”)-enabled transaction platform that powers its Marketplace for personalized travel experiences. This Marketplace has achieved near $3 billion of annual gross bookings, primarily in the leisure travel market segment originating in North America with international destinations. In addition to its technology platform and marketplace, Mondee’s competitive moat includes: a Global Content Hub of negotiated rate content from airlines, hotels, cruise lines and other suppliers; a growing Distribution Network of 65,000 travel experts and intermediaries; Abhi, an industry leading AI-travel assistant user experience and process management application; a suite of profitable Ancillary and FinTech solutions; and in-house multi-lingual 24/7 Support and Service Delivery centers. Mondee’s competitive cornerstones and continued growth are further complimented by a history of successfully acquiring and integrating nineteen travel companies with complementary content, distribution, and/or technology into the company’s technology-enabled ecosystem.

Mondee's key business drivers include:

1.AI Transaction Platform: A state-of-the-art transaction platform supporting more than 50 million daily searches and delivering personalized travel experiences. This efficient operating system seamlessly facilitates traveler engagement from frontend AI application Abhi, through the a customer network of experts and curators, to virtually all available travel content and experiences. The fully integrated artificial intelligence engines, large language models (“LLMs”) and proprietary probabilistic learning models (“PLMs”) ensure personalization and delivery of consumer experiences for “living in the moment”. The company’s technology solutions offer marketplace stakeholders (suppliers, travel experts, influencers, etc.) feature-rich tools and services for all aspects of consumer engagement, transaction processing and business development. Hallmarks of Mondee’s technology features include AI supported seamless connectivity across mobile devices, email, short message service (“SMS”) and chat, extending conversational commerce to the consumers portal of choice such as Facebook Messenger, WhatsApp, and Slack. At the same time, it offers reward wallets, sustainability options and traveler safety features.

2.Abhi 1.0: Mondee’s first generation of AI travel assistant user experience and process management application released in late 2023, provides an industry leading curation and personalization capability for travel experiences. Throughout the travel experience creation process this intuitive and engaging application provides the traveler with an omnichannel connection in real time to family, friends, coworkers and travel experts to imagine, visually experience, plan, shop, evaluate and select their own unique travel experience. The process culminates in creation of a fully configurable and customized itinerary which the traveler or their travel expert can select and send for final processing and purchase.

3.Mondee Marketplace: Mondee provides a globally recognized efficient marketplace which has produced over five million airline transactions annually as well as a growing number of transactions in hospitality, ground transport, cruises, activities and packages. Suppliers on the marketplace can capitalize on Abhi-enabled consumer engagement to connect and sell their unsold and empty airline seats, hotel room, cruise cabins, and other travel experiences in a targeted manner through closed groups that does not compete with their own sales efforts to closed user groups, in concert with and through the Mondee distribution network. The company’s traveler engaging AI technology solutions allow Mondee, travel product suppliers and travelers to extend their respective reach into emerging growth segments of the travel market.

4.Global Content Hub: Mondee has negotiated rates and private content on a global scale. This unique content is combined with all other available travel content to create a leading Global Content Hub. The company’s extensive private fare content is maintained exclusively for its technology solutions and deployed efficiently to segment-specific markets through rules-based systems targeted to closed- and subscriber-user groups. This expanding set of travel supplier global content and extensive negotiated content now extends across air, hospitality, ground transport, cruises, activities and events, as well as packages and tours. Mondee’s negotiated content arrangements currently include over 500 airlines (representing nearly all global airlines), more than 1 million hospitality properties, almost all car rental companies, and over 20 cruise lines, and as well as leading theme park, activity and event aggregators. Mondee also offers a comprehensive set of ancillary products such as seat assignments, price lock guarantees, checked baggage and trip insurance to complement its travel bookings. In addition, Mondee’s content hub provides access to a growing set of user generated content and experiences.

5.Distribution Network: Mondee’s business-to-business-to-consumer (“B2B2C”) model is comprised of an expanding network of 65,000 travel experts and other intermediaries, providing access to more than 125 million travelers. This includes a growing number of social media influencers, member organizations and small to medium enterprises. Mondee maintains strong partnerships with stakeholders at every stage in the chain of travel distribution. The company’s AI technology platform offers its distribution to travelers a multi-channel marketing capability, supporting marketplace participants’ growth and business development with fully integrated marketing campaigns and CRM tools. The end result is a more comprehensive and cost-effective transaction process for travelers, travel experts, social media influencers and other channel partners, designed to make them more productive and competitive. Their growing reliance on Mondee’s solutions creates an economic moat around the company’s travel marketplace.

6.FinTech Solutions: Mondee’s platform incorporates a suite of online Fintech solutions including rewards wallets, an extensive selection of payment options, eWallet integrations, insurance and fraud protection options. These offerings and services are built directly into the booking path for easy selection and processing, enhancing Mondee’s take-rate and profitability of individual transactions.

7. 24/7 Support & Service Delivery Centers: In addition to the self-service features of its platform, Mondee offers customers and travelers 24/7 connectivity to multi-lingual support service centers through its global business network. As travel arrangements often require changes for reasons ranging from weather events to personal circumstances, the company provides personal support before and during a trip for travelers, travel experts and other intermediaries, if and when they need it. The services include in-transit support and other travel transaction services such as itinerary changes, irregular operations assistance, cancellations, rebooking and rewards application. These services are available through most connectivity channels such as online chat, messaging and voice.

8.M&A: Mondee has a strong history of acquiring and integrating travel businesses, having acquired 19 companies since its inception. These accretive integrations are enabled successfully by connecting quickly through the Mondee transaction platform to become part of the Mondee Marketplace, facilitating the growth and cross utilization of content and distribution channels, as well as other marketing and cost synergies. The company’s ability to integrate rapidly is underpinned by highly efficient operating systems that modernize the process for leisure travel providers to engage consumers and quickly access, search, sell and distribute segment-specific content. Mondee targets acquisition candidates based on alignment with strategies for content growth, distribution footprint and geographic expansion.

9.Proven management team. The Mondee management team has 125+ years of combined experience in the travel industry, and the company’s Founder and Chief Executive Officer, Prasad Gundumogula, is a seasoned, serial entrepreneur with significant experience adding value to companies at the intersection of travel and technology. Under his leadership and that of our deep team, Mondee has grown quickly, both organically and through several successfully integrated acquisitions. We have also added a new Chief Financial Officer with significant experience in international business and public companies.

In summary, Mondee provides a state-of-the-art AI platform, technologies, apps, operating systems and services that seamlessly facilitate travel transactions as well as the creation of personalized experiences to better serve travelers through travel experts and numerous other emerging channels. Its AI-enabled technology solutions provide the necessary modern traveler engagement services such as collaborative conversational commerce, seamless connectivity and 24/7 assistance, as well as operating systems with modern financial technology, insurance and marketing technology services. These technology solutions access highly perishable global travel content and extensive negotiated travel content, combined with our distribution network, create a compelling travel marketplace. Mondee is increasingly focused on rapidly expanding the company’s global presence in, and penetration of, the broader travel market.
Our Business and History
Mondee was founded in 2011, to disrupt the North American Wholesale Airfare market which was operating on generally archaic technology with very inefficient processes. The Company started with the acquisition of seven businesses, including the largest US and Canadian air ticket consolidator companies serving primarily North and South America, EMEA and Asian markets. After developing and deploying a modern air consolidator transaction platform across these entities in 2015, Mondee grew profitably at a approximate 40% net revenue CAGR through 2019, adding almost 50,000 travel agents to its platform and creating the initial version of the Mondee Marketplace.

Although Mondee began as a marketplace for negotiated airfares and private content, from 2019 onward the company transformed quickly into a one-stop shop for a wide variety of travel supplier content with near real time access to substantially all globally available content. To enhance its offerings, Mondee developed its private fares technology solutions to allow negotiated rates and all other value-based supplier content to be provided efficiently through its global content hub to targeted markets. By early 2020, with its rapid growth Mondee became the dominant North American airfare consolidator garnering approximately 5% of this $70 billion market, substantially larger than its next two competitors combined.

When the COVID-19 pandemic decimated the global travel industry in early 2020, Mondee embarked on a more expansive strategic path, led by the completion of an additional seven acquisitions to expand and reposition the company with new content, distribution, and markets. Mondee began diversifying its content hub beyond air, entering relationships with additional travel suppliers including network airlines, low-cost carriers, hotel aggregators, lodging properties, car rental and cruise companies. Further, the company also diversified its distribution network beyond travel agents to include other closed user groups, such as member organizations and small-to-medium businesses with access to millions of consumers.

Mondee began retooling its platform to empower the future of work and travel. This next iteration caters to the surging remote work and gig economy, as well as the social commerce wave driven by social media influencers. Building on its initial AI investments for collaborative travel experiences, Mondee has created the user-friendly Abhi interface and seamless AI support processes. Launched in 2023, this platform empowers emerging travel players - gig workers and travelers alike - to curate personalized experiences for discerning, value-conscious travelers.

With the expansion strategy solidly in place, in July 2022, Mondee began financing its next phase of rapid growth and market penetration organically and inorganically, it began trading on the NASDAQ under the symbol MOND.

Mondee believes the company’s AI technology-led business model and competitive moat positions it to be a leading travel marketplace in the growing gig economy and global travel market, by supplying modern operating systems for creating personalized travel experiences with segment-targeted travel search, AI-enabled curation, booking and service support. The company has leveraged its technology advantage and position in the traditional travel distribution ecosystem to create a marketplace that offers significant depth and breadth of content, a transaction platform and innovative technology to maximize value for travelers, travel experts, other intermediaries and suppliers. Mondee believes the three pillars of its business - technology, content and distribution - create a powerful competitive advantage that will protect the company’s market leadership and propel its future growth into evolving traveler market segments.
Industry and Market Overview
Travel and tourism has historically been one of the largest and fastest growing global economic sectors. Global travel and tourism as a share of global GDP was estimated, per Statista and World Travel & Tourism Council, to be 9 to 10% for 2023. Through the end of 2023, per the International Travel & Health Insurance Journal, total international travel had recovered to approximately 90 to 95% of pre-COVID-19 levels, with Asia Pacific and the Middle East projected to lead recovery headed into 2024.

The travel bookings segment can be subdivided into Self-Service Consumer Travel and Assisted and Affiliated Consumer Travel.

Self-Service Consumer Travel includes travel content sold to travelers by airlines and hotel companies directly, as well as Online Travel Agencies and Metasearch companies. Mondee does not focus on this market segment.

Assisted and Affiliated Consumer Travel, on the other hand, includes content curated and sold to a traveler through multiple channels such as travel agents, travel experts and social media influencers, travel management companies, corporations, associations and other membership organizations. Through these distributors and intermediaries, travelers gain access to airline and hotel reservations, car reservations, cruises, other accommodations and travel related activities, which are configured for specific trip or experience requirements and best-value priced. Mondee focuses on this segment of the travel bookings and personalized experiences market, which is growing rapidly and is increasing in choice and complexity.

Many of the traditional travel stakeholders providing Assisted and Affiliated Consumer Travel are still largely dependent on legacy distribution networks and outdated operating systems that rely on traditional booking methods and fail to align with modern consumers’ booking preferences. These stakeholders often lack access to a transaction platform and operating system with current consumer engagement technologies and transaction services, thereby under serving the emerging traveler groups. Mondee believes these stakeholders generally fail to reach or satisfy significant segments of the rapidly emerging gig economy and work-from-home travel market, social media influencers, as well as small to medium sized enterprises and most member organizations, creating significant market opportunities. It is in this Assisted and Affiliated Consumer Travel segment for which Mondee provides comprehensive AI-enabled technology solutions and a modern marketplace for both leisure and business travelers.

Our Business Strategy for Future Growth
Mondee will continue to capitalize on its disruptive AI technology, extensive travel supply content and large, scalable distribution network to propel our future growth both organically and through acquisitions. The company believes this multi-pronged strategy best positions Mondee to capitalize on the social media driven changes in consumer preferences and demand, as well as the continued growth of the overall travel market.
Technology
Our technology solutions bring needed innovation to an industry that remains largely run on legacy distribution and transaction systems. We plan to continue innovating and further disrupt the travel market by prioritizing the following growth-oriented actions:

•Expand our Leading AI Travel Platform for Broader Distribution. The company has prioritized the implementation and ongoing expansion of Mondee’s suite of AI technology tools focused on the evolving consumer preference for AI-supported expert assisted curation of personalized experiences, with social community engagement and seamless transaction processing. Mondee will equip travel experts, gig workers and other intermediaries with our full suite of business tools and efficiently provide them with user-friendly access to our travel supply content.

•Extend our AI Platform to Serve Member Organizations and Small to Medium Enterprises (SMEs). Mondee has identified growing segments among traveler, travel experts and other intermediaries, such as member organizations and small businesses that can benefit in several ways from the company’s technology capabilities and travel experience offerings. According to Statista, there were over 300 million SMEs globally in 2022 and we estimate that millions of them book online and receive no special treatment. The company’s subscription-based service is expected to help these small enterprises achieve savings on travel bookings, while also providing member or employee benefits when using Mondee’s app for personal travel. Mondee launched its subscription service to SMEs, membership organizations, and other affinity groups in late 2021, and currently has more than 125 million members and employees able to access our platform.

•Monetize New Features. Mondee can enhance profits by implementing further add-on and ancillary booking features on its platform. For example, travelers booking through our travel platform solutions may select an ancillary, such as premium seat selection, trip insurance or fraud protection, when booking a flight, hotel, or other travel products for additional costs. Adding more of these lucrative features is an ongoing expansion of its technology solutions.
Content
Mondee already has an extensive high value content of travel supply content for all travel segments, and the following initiatives can help to further expand the company’s travel content and curated experiences offerings:

•Expand Global Flight Content. No airline runs at 100% capacity on all routes and flights. Most airlines will negotiate rates and reduce prices on several routes through closed channels to minimize perishable content losses. Mondee’s technology backed airline content interface options, increasing curation and packaging capability, as well as its expanding global footprint and closed user group distribution networks facilitate continued enhancement of the company’s robust negotiated rates content. A top priority for its vendor management team in 2024 is implementing the company’s expansion strategy.

•Strengthen Hotel and other Non-Flight Content. Travel packages, hotel, car rental, cruise and activity bookings are now an integral part of Mondee’s technology solutions and offerings. This type of content represents more than 20% of the company’s bookings. With the addition of a hospitality supply management team and recent acquisitions consummated in 2023, along with the company’s expanding packaging and tour capabilities, Mondee continues to build mutually attractive relationships with additional hotels, other alternative lodging suppliers and ground services vendors.

•Add New Categories of Content. Mondee’s new consumer and social influencer engaging AI travel technology facilitates the curation and consumption of personalized journeys and experiences by the company’s growing customer base. With the inclusion of collaborative social commerce coupled with AI-enabled parsing and qualification of the curated experiences, attractive new user generated content is being continuously created and added to the Mondee content hub. In 2024, the company expects to provide an expanding set of dynamically created, localized and configurable experiences for its customers.

Distribution
While Mondee already has a large distribution network, which includes more than 65,000 travel affiliates and agents, the company believes there is substantial room for growth in both the leisure and business travel sectors. The following actions are expected to continue strengthening its global travel distribution network:

•Increase International Market Share. Mondee plans to continue expanding its presence globally, both organically and inorganically, to become a leading operating system for global travel experiences and accommodations. The company’s strategic plan is focused on continued international expansion in Latin America and China, as well as penetration into key new markets which include the India sub-continent, the Middle East and Europe.

•Facilitate the Growth of the Gig Travel Economy. Mondee will continue deploying its social media-friendly AI travel technology and platform, Abhi, that is designed to enable travel experts, influencers, gig workers and our affiliate network to become more competitive travel experience curators and providers. This strategy is expected to exponentially increase the travel provider market and assisted-consumer engagement in the near future. Importantly, these travel experts, influencers, affiliates and gig workers will rely on Mondee’s technology solutions to conduct this business, strengthening our competitive advantage vis-à-vis legacy providers. These emerging channels are expected to also encourage travel suppliers to position their travel content appropriately on the Mondee marketplace, further bolstering the company’s content and distribution network.

•Expand SME Travel Market Share. Traditionally, only large enterprises had access to value pricing, better service and reporting, but Mondee’s technology solutions provide these features efficiently to SMEs, nonprofits and other membership organizations. Mondee’s AI technology platform already brings a deep set of travel benefits and plans to grow this business by targeting more small businesses and non-business organizations, while further expanding offerings to include new leisure travel benefits to employees and members of enterprises.
Strategic and Accretive M&A
Mondee has historically built scale and capabilities through merger and acquisition transactions. The company has demonstrated an ability to execute accretive and synergistic acquisitions as well as integrate and fundamentally improve the acquired businesses. The company expects to continue pursuing strategic opportunities that strengthen our technology solutions, expand the breadth and depth of our content, and grow our distribution network globally.

In particular, among a number of emerging growth options, Mondee has identified potential opportunities to grow our content of hotel and lodging, cruise and tour offerings. With even greater content offerings, the company plans to expand its travel and experiences packaging capabilities through acquisition candidates with this expertise. Also, opportunities have been identified to increase its international footprint by acquiring distributors, aggregators and platforms beyond North America and Latin America.
Competition
The travel services industry is competitive. Travel suppliers, travel distributors and wholesalers, OTAs, travel agencies and corporate travel service providers all compete for a share of the overall travel market, and Mondee competes for its share across multiple market segments. The following, however, are most relevant in the Assisted and Affiliated Customer Travel segment:

•Larger Travel Agencies and Managed Travel Companies. This segment consists primarily of a few traditional consolidators, regional wholesalers and some larger international travel agencies, such as Flight Centre Travel Group, Internovas’ Travel Leaders Group, and Corporate Travel Management. These companies generally provide travel agents with private fare content generally utilizing versions of legacy distribution systems, which we believe do not compete favorably with our modern AI technology solutions. Most of these competitors are based outside the North American market with a specific area of geographic focus, whereas Mondee has comprehensive global content and supplier partnerships.

•Corporate Travel Service Providers. There are a number of travel service providers that offer discounted fares and customer service to large corporations, such as Navan (previously TripActions) and Egencia, that might compete directly with Mondee’s services in certain market sub-segments, which currently comprise a small part of the company’s revenues, since we focus more on leisure versus corporate travel. These corporate or otherwise managed travel companies, however, have neither historically extended offerings to SMEs, nonprofits, associations, and membership organizations, nor provided competitive subscription-based services. Mondee targets these corporate and SME customer groups with the same level of benefits and services typically afforded only to large enterprises.

The company’s travel supply content are primarily distributed to the ultimate travelers through three following categories:

•Travel Experts, Home Based Agents, Travel Agencies, Gig Economy Workers and Social Media Influencers. Mondee currently provides technology, a transactional platform, negotiated travel supply content and other travel supply content to over 65,000 travel experts and agents worldwide and the company is creating a network of gig travel workers, home-based agents and social medial influencers to deliver curated travel experiences to the ultimate traveler. All travel experts and influencers are able to partner with Mondee to develop, grow and monetize their existing or newly acquired traveler networks. They receive access to the latest AI technology travel platform, service support, financial technology solutions and value-priced content to drive significant growth. Further examples of the new travel service intermediaries include: trip curators who create and publish trips and personalized experiences for use by travelers; social media influencers who build large followings by socializing their travel experiences and desire to expand from content to commerce by helping their followers experience the world differently; travel experts who are independent travel organizations that utilize our technology solutions and global travel content at competitive prices to deliver some of the broadest custom travel experiences; and content writers who publish travel blogs and influencer content that can be converted to vacation and personalized experience packages.

•SMEs and Other Organizations. Corporations and other organizations comprise another target group of the company’s travel supply content. Rocketrip works with larger enterprise customers to motivate their employees with shared rewards to save costs on business travel by making more value-conscious travel choices. Our AI-enabled apps, on the other hand, provide comprehensive travel booking services, often on a subscription basis, to employees and members of SMEs, nonprofits, and other membership organizations. Mondee is able to provide travel supply content to over 125 million travelers and travel experts.
.
•Travelers. Individual travelers generally fall into an affiliated category where the traveler accesses the Mondee systems and platform through an affiliation with one of the two categories above.
Intellectual Property
Mondee’s intellectual property is an important component of its business. The company relies on a combination of domain names, trademarks, copyright, know-how and trade secrets, as well as contractual provisions and restrictions, to protect our intellectual property. These include proprietary technology solutions, software, customer lists, affiliate network lists, and other innovations. As of December 31, 2023, the company had no active patents or patent applications, but Mondee intends to pursue patent protection to the extent it believe it would be beneficial and cost effective.

As of December 31, 2023, Mondee owned nine U.S. registered or pending trademarks and registered or pending trademarks in seven other jurisdictions. We also own several domain names including “mondee.com,” “trippro.com,” “rocketrip.com” and “tripplanet.com.”

Mondee relies on trade secrets and confidential information to develop and maintain our competitive advantage. Mondee seeks to protect the company’s trade secrets and confidential information through a variety of methods, including confidentiality agreements with employees, third parties, and others who may have access to our proprietary information. Mondee also requires key employees to sign invention assignment agreements with respect to inventions arising from their employment, and restrict unauthorized access to our proprietary technology. In addition, Mondee has developed proprietary, artificial intelligence (“AI”) -driven software that is protected through a combination of copyright and trade secrets.

Research and Development
Mondee has a research and development culture that rapidly and consistently delivers high-quality enhancements to the functionality, usability, and performance of our technology solutions. As of December 31, 2023, the Company has assembled a team of more than 130 highly skilled engineers, AI experts, designers, product managers, and data scientists whose expertise spans a broad range of technical areas. We embrace a “DevOps” culture and have structured our technology division as cross-functional, agile delivery teams, which integrate product management, engineering, data science, design, and system operations. We utilize a micro-services architecture that allows our teams to release updates rapidly and independently. We focus on creating rich customer experiences, while also architecting for massive scale. We believe the company’s mobile and web-based offerings are responsive and operating system-agnostic.
Regulatory Compliance
Mondee’s overall business approach and strategy includes rigorous attention to regulatory compliance, as our operations are subject to regulations in the following principal areas, across a wide variety of jurisdictions.
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
Privacy and Data Protection Regulation
In processing travel transactions and information about travelers booking travel reservations through our platform, we receive and store a large volume of personal information (“PI”), which is information from which an individual can be directly or indirectly identified and including household data in some jurisdictions. The collection, storage, processing, transfer, use, disclosure and protection of PI are increasingly subject to legislation and regulations in numerous jurisdictions around the world, such as the European Union’s General Data Protection Regulation (“GDPR”) and variations and implementations of that regulation in the member states of the European Union, as well as privacy and data protection laws and regulations in various U.S. states and other jurisdictions, such as the California Consumer Privacy Act (“CCPA”) (as amended by the California Privacy Rights Act (“CPRA”)), the Virginia Consumer Data Protection Act, the Canadian PI Protection and Electronic Documents Act (“PIPEDA”), and the UK General Data Protection Regulation and the UK Data Protection Act. Laws also exist already and are further developing in other parts of the world including Asia, India and South and Central America.

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
Employee and Human Capital Resources
Mondee has adopted a high-performance culture. By staying true to these values, we have created a business where talented people can do great work, be rewarded competitively and drive value for all stakeholders. These values guide the company in individual everyday tasks to high-level strategic planning and foster a culture of dialogue, collaboration, recognition, achievement and sense of family that contributes to our long-term success. As of December 31, 2023, we had 1,226 total employees, nearly all of whom are full-time.

Diversity, Equity and Inclusion. DE&I is essential in our workforce. We are committed to diversity through hiring practices and employee training.

Learning and Development. We engage and empower our team with ongoing career, learning, and development opportunities, fostering a growth mindset and culture where all voices are heard and team members can build a strong bench of leaders for tomorrow’s business challenges. Continued growth and success will depend on the performance of our current and future employees, including our management team. Recruitment and retention of these individuals is vital to growing the business and meeting the objectives of our business plans. We espouse the principle that all team members can bring their whole selves to work and thrive.

Culture. Our values and the culture they inspire extend to our relationships with each of our customer and corporate partners. We foster a long-term, personal rapport with each, which not only promotes high customer satisfaction, but also fulfills the mission to change the way travelers experience the world. After more than 10 years, we believe our culture is real, valued, deeply-ingrained, and sustained in part by robust and scalable training that helps create consistently positive customer interactions and experiences.

Environmental, Social, and Governance. We are planning to devise, implement, and scale a strategy to affect positive change.
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
•maintain and increase the rates at which existing customers use our platform, sell additional products and services to travelers that book travel reservations on our technology solutions, and reduce traveler churn;
•invest in our platform and product offerings;
•effectively manage organizational change;
•accelerate or refocus research and development activities;
•increase sales and marketing efforts;
•broaden traveler-support and services capabilities;

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
Our success relies on efficiently marketing our Company to corporate entities, travel agents, travel management companies, other travel distribution intermediaries and end consumers. Our business-to-business marketing aims to drive activity and attract businesses to our technology solutions and websites, and our B2B2C marketing aims to drive engagement with these businesses and travelers who use our products.

We may be successful in attracting new consumers or members in the form of corporations, travel agents, travel management companies or entities. However, there is a risk that their end users will not engage with or use our products at a rate at which we will see a significant revenue increase, because we depend on their relationships with our corporate partners, travel agents and travel management companies to help drive this engagement.
We invest considerable financial and human resources in our technology solutions to retain and expand our consumer base in existing and emerging markets. We expect that the cost of maintaining and enhancing our technology solutions will continue to increase, and given the economic uncertainty and unpredictability around the ongoing travel industry recovery, decisions we make on investing in technology solutions could be less effective and costlier than expected.
We rely on the value of our technology solutions, and the costs of maintaining and enhancing our technology solutions are increasing. In recent years, certain online travel companies and metasearch websites expanded their offline and digital advertising campaigns globally, increasing competition, and we expect this activity to continue in the future. We are also pursuing, and expect to continue to pursue, long-term growth opportunities, particularly in emerging markets, which have had and may continue to have a negative impact on our overall marketing efficiency.

Our efforts to preserve and enhance consumer awareness of our technology solutions may not be successful, and even if we are successful in our branding efforts, such efforts may not be cost-effective or as efficient as they have been historically, resulting in less direct traffic and increased customer acquisition costs. Moreover, branding efforts with respect to some brands within the our portfolio have in the past, and may in the future, result in marketing inefficiencies and may negatively impact growth rates of other brands within our portfolio. In addition, our decisions over allocation of resources and choosing to invest in branding efforts for certain brands in our portfolio at the expense of not investing in, or reducing our investments in, other brands in our portfolio could have an overall negative financial impact. If we are unable to maintain or enhance customer awareness of our technology solutions and generate demand in a cost-effective manner, it could have a material adverse effect on our business and financial performance.
Risks Related to Our Business and Industry
We have incurred negative cash flows from operating activities and significant losses from operations in the past and if we are unable to either generate positive cash flows from operating activities or raise additional capital when desired and on reasonable terms, our business, results of operations, and financial condition could be adversely affected.
We have incurred negative cash flows from operating activities and significant losses from operations in the past as reflected in our accumulated deficit of $341.1 million as of December 31, 2023. Our future capital requirements will depend on many factors, including scaling our recent acquisitions optimally, consolidation of the travel industry, changes in the general market conditions for travel services, and future business combinations. In the future, we may enter into arrangements to acquire or invest in complementary businesses, services, and technologies, including intellectual property rights. From time to time, we may seek to raise additional funds through equity and debt. If we are unable to either generate positive cash flows from operating activities or raise additional capital when desired and on terms acceptable to us, our business, results of operations, and financial condition could be adversely affected.

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
Our business and financial performance is affected by macroeconomic conditions. Travel expenditures are sensitive to personal and business-related discretionary spending levels and tend to decline or grow more slowly during economic downturns, including during periods of slow, slowing, or negative economic growth, higher unemployment or inflation rates, weakening currencies and concerns over government responses such as higher taxes or tariffs, increased interest rates and reduced government spending. Concerns over government responses to declining economic conditions, such as higher taxes and reduced government spending could impair consumer and business spending and adversely affect travel demand. In addition, our relative exposure to certain sectors versus the broader economy may mitigate or exacerbate the effect of macroeconomic conditions. The global travel industry, which historically has grown at a rate in excess of global GDP growth during economic expansions, has experienced cyclical downturns in the past in times of economic decline or uncertainty. Future adverse economic developments in areas such as employment levels, business conditions, interest rates, tax rates, environmental impacts, fuel and energy costs and other matters could reduce discretionary spending and cause the travel industry to contract. The uncertainty of macroeconomic factors and their impact on client behavior, which may differ across regions, makes it more difficult to forecast industry and client trends and the timing and degree of their impact on our markets and business, which in turn could adversely affect our ability to effectively manage our business and could materially and adversely affect our business, financial condition and results of operations.

Our international business exposes us to geopolitical and economic risks associated with doing business in foreign countries. We have operations in the U.S., Brazil, Canada, Mexico, India, Thailand, and several other countries worldwide, and we indirectly provide services to travelers worldwide through our partners and affiliates. Our international operations could pose complex management, compliance, foreign currency, legal, tax, labor, data privacy and economic risks that we may not adequately address, including changes in the priorities and budgets of international travelers and geopolitical uncertainties, which may be driven by changes in threat environments and potentially volatile worldwide economic conditions, various regional and local economic and political factors, risks and uncertainties, as well as U.S. foreign policy. We are also subject to a number of other risks with respect to our international operations, including:
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
We present certain results and trends in this Annual Report on Form 10-K related to our business and the travel industry more generally, which are based on an analysis of then available or preliminary data, and the results, related findings or conclusions are subject to change. No assurances can be given that these results and trends, or that our expectations surrounding our business or the travel industry, will be accurate. These risks are heightened by the uncertainty of the final recovery from the COVID-19 pandemic, Russia’s invasion of Ukraine, macroeconomic conditions and the impact of these and other similar events on the travel industry and our business. Further, unanticipated events and circumstances may occur and change the outlook surrounding our business and the travel industry in material ways. Accordingly, certain of our expectations related to our business and the travel industry more generally may not occur as expected, if at all, and actual results or trends presented may differ materially from what we expect.
Our liquidity and ongoing access to capital could be materially and negatively affected by increased volatility in the financial and securities markets.
Our continued access to sources of liquidity depends on multiple factors, including global economic conditions, the condition of global financial markets, the availability of sufficient amounts of financing and our operating performance. There has been increased volatility in the financial and securities markets, as well as increased interest rates and inflation, which have generally made access to capital less certain and has increased the cost of obtaining new capital. We utilized a portion of the proceeds of the Business Combination to repay $40 million of our current outstanding indebtedness. Additionally, we raised $96.3 million in proceeds from the sale of our Series A Preferred Stock to help fund growth and operations. However, we may need to obtain equity, equity-linked, or debt financing in the future to fund our operations, and there is no guarantee that such debt financing will be available in the future, or that it will be available on commercially reasonable terms, in which case we may need to seek other sources of funding. In addition, the terms of our existing and any future debt agreements could include restrictive covenants, which could restrict our business operations.
We have pledged substantially all of the assets of our Company under our existing debt agreements. If the lenders accelerate the repayment of borrowings, we may not have sufficient assets to repay them and our financial condition and results of operations could be adversely affected.
On December 23, 2019, we entered into a financing agreement with TCW Asset Management Company LLC (“TCW”), and the lenders party to the agreement from time to time (“Lenders”), consisting of a $150 million multi-draw term loan in aggregate, of which the first draw was for a principal amount of $95 million (the “Term Loan”). On February 6, 2020, we entered into a first amendment to the Term Loan and an incremental joinder with TCW for an aggregate principal amount of $55 million. On January 11, 2023, we entered into a ninth amendment to the Term Loan for an aggregate principal amount of $15 million and to provide that we may request additional borrowings of $20 million, which request may be accepted or rejected by the Lenders. On March 11, 2024, we entered into a thirteenth amendment to the Term Loan that provided for the deferral of certain future principal and interest payments and the extension of our maturity date to March 31, 2025. These facilities are guaranteed by our Company and are secured by substantially all of our assets. To date, we have entered into a number of amendments to the Term Loan, including amendments that changed the repayment terms. However, if for whatever reason we are unable to make scheduled payments when due or to repay such indebtedness by the schedule maturity date, we would seek the further consent of our Lenders to modify such terms. Although our

Lenders have previously agreed to 13 prior modifications of the Term Loan and the waiver of past payment defaults, there is no assurance that the Lenders will agree to any such modification in the future and could then declare an event of default. Upon the occurrence of an event of default under the Term Loan, the Lenders could elect to declare all amounts outstanding thereunder to be immediately due and payable. We have pledged substantially all of the assets of our Company under the Term Loan. If the Lenders accelerate the repayment of borrowings, we may have insufficient assets to repay the Lenders pursuant to the terms of the Term Loan and we could experience a material adverse effect on our financial condition and results of operations.
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

Examples include the merger of United and Continental Airlines, the merger of American Airlines and US Airways, the acquisition of AirTran Airways by Southwest Airlines, the merger of British Airways and Iberia and subsequent acquisitions of Aer Lingus and Vueling and the acquisition of Virgin America by Alaska Air Group. In addition, cooperation has increased within the one World, SkyTeam and Star Alliance. Changes in ownership of travel providers may also cause them to direct less business towards us. If we are unable to compete effectively, our suppliers could limit our access to their content, including exclusive content, and favorable fares and rates and other incentives, which could adversely affect our results of operations. Mergers and acquisitions of airlines may also result in a reduction in total flights and overall passenger capacity and higher fares, which may adversely affect the ability of our business to generate revenue.

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
Traveler complaints or negative word-of-mouth or publicity about our services or operations could severely diminish confidence in and use of our services. To maintain good relations, we must ensure that our travel advisors and partners and affiliates provide prompt, accurate and differentiated service. Effective service requires significant personnel expense and investment in developing programs and technology infrastructure to help our travel advisors, partners, and affiliates carry out their functions. These expenses, if not managed properly, could significantly impact our profitability. Failure to properly manage our travel advisors, partners, and affiliates could compromise our ability to handle traveler complaints effectively. If we do not handle traveler complaints effectively, our reputation and brand may suffer, and we may lose traveler confidence, which could reduce revenues and profitability.
Our indebtedness and outstanding Series A Preferred Stock could adversely affect our business and growth prospects.
We have existing indebtedness under the Term Loan, and outstanding Series A Preferred Stock and we may be able to incur additional debt or issue additional Preferred Stock from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. Although the Term Loan contains restrictions on incurring additional indebtedness and liens, these restrictions are subject to several significant qualifications and exceptions and, under certain circumstances, the amount of indebtedness that we could incur in compliance with these restrictions could be substantial. If we do incur additional indebtedness, the risks related to our high level of debt could increase.

Specifically, our high level of debt and the terms of our outstanding Series A Preferred Stock could have important consequences, including the following:
•it may be difficult for us to satisfy our obligations, including debt service requirements under the Term Loan or other indebtedness agreements or those under the terms of our outstanding Series A Preferred Stock or the terms of our Preferred Stock that we may issue in the future;
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
•our ability to capitalize on business opportunities and to react to market pressures, as compared to our competitors, may be compromised due to our high level of debt, the terms of our outstanding Series A Preferred Stock, the restrictive covenants in the Term Loan, future indebtedness agreements, or the terms of our Preferred Stock that we may issue in the future;
•our ability to receive distributions from our subsidiaries and to pay taxes, expenses and dividends may be adversely affected by the terms of our debt or our Preferred Stock;
•increases in interest rates would increase the cost of servicing our debt; and
•our ability to borrow additional funds, issue Preferred Stock in the future, or to refinance debt may be limited.
Moreover, in the event of a default under the Term Loan, the Lenders could elect to declare such indebtedness due and payable or elect to exercise other rights, any of which could have a material adverse effect on our liquidity and our business, financial condition and results of operations.
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
The travel industry and the business travel services industry are highly competitive, and if we cannot compete effectively against the number and type of sellers of travel-related services, we may lose sales to our competitors, which may adversely affect our financial results and performance. We currently compete, and will continue to compete, with a variety of travel and travel-related companies, including other corporate travel management service providers, consumer travel agencies and emerging and established online travel agencies. We also compete with travel suppliers, such as airlines and hotels, where they market their products and services through platforms directly used by travelers to book and fulfill travel, including by offering more favorable rates, exclusive products/services and loyalty points to travelers who purchase directly from such travel suppliers through B2C channels. B2C may include business travelers who purchase travel outside of a company-sponsored and managed channel, or whose companies do not have such a channel. We compete, to a lesser extent, with credit card loyalty programs, online travel search and price comparison services, facilitators of alternative accommodations such as short-term home or condominium rentals and social media and e-commerce websites.

Some of our competitors may have access to more financial resources, greater name recognition and well-established client bases in their target client segments, differentiated business models, technology, and other capabilities or a differentiated geographic coverage, which may make it difficult for us to retain or attract new clients.

We cannot assure you that we will be able to compete successfully against any current, emerging, and future competitors or provide sufficiently differentiated products and services to our traveler base. Increasing competition from current and emerging competitors, consolidation of our competitors, the introduction of new technologies and the continued expansion of existing technologies may force us to make changes to our business models, which could materially and adversely affect our business, prospects, financial condition, and results of operations. If we cannot compete effectively against the number and type of sellers of travel-related services, we may lose sales to our competitors, which may adversely affect our financial results and performance.
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
Our management is responsible for establishing and maintaining adequate internal controls over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Under standards established by the PCAOB, a deficiency in internal controls over financial reporting exists when the design or operation of a control does not allow management or personnel, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. The PCAOB defines a material weakness as a deficiency, or combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented, or detected and corrected, on a timely basis. The PCAOB defines a significant deficiency as a deficiency, or a combination of deficiencies, in internal controls over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of a registrant’s financial reporting. As detailed under Item 9A. Controls and Procedures, we concluded internal control over financial reporting was not effective as of December 31, 2023, due to material weaknesses identified. The Company did not maintain controls to execute the criteria established in the COSO Framework for the control environment, risk assessment, control activities, information and communication, and monitoring components, which resulted in control deficiencies that constitute material weaknesses, either individually or in the aggregate, within each component of the COSO Framework. Our failure to maintain effective disclosure controls and internal controls over financial reporting could have an adverse effect on our business and could cause investors to lose confidence in our financial statements, which could cause a decline in the price of the our Common Stock, and we may be unable to maintain compliance with the Nasdaq listing standards. If we fail to maintain an effective system of internal controls, the accuracy and timing of our financial reporting may be adversely affected, and our liquidity and access to capital markets may be adversely affected, and we may be subject to regulatory investigations and penalties.

Risks Related to Our Dependence on Third Parties
Our business depends on our relationships with travel agencies, travel management companies, and other travel businesses and third parties, and if we fail to maintain or establish new relationships with these third parties, our business, financial condition and results of operations could be materially and adversely affected.
If we are unable to maintain existing, and establish new arrangements with travel suppliers, or if our travel suppliers and partners reduce or eliminate the commission and other compensation they pay us, our business and results of operations would be negatively impacted. Our business is dependent on our ability to maintain our relationships and arrangements with existing travel suppliers, such as airlines, hotels, car rental suppliers, hotel consolidators, destination services companies, and GDS service providers, as well as our ability to establish and maintain relationships with new travel suppliers. Adverse changes in key arrangements with our travel suppliers, including an inability of any key travel supplier to fulfill its payment obligation to us in a timely manner, increasing industry consolidation, changes in travel suppliers’ booking practices regarding groups, or our inability to enter into or renew arrangements with these parties on favorable terms, if at all, could reduce the amount, quality, pricing, and breadth of the travel services and products that we are able to offer, which could materially and adversely affect our business, financial condition, and results of operations. In addition, while we are not aware of any relevant regulatory developments, if the IATA or other regulatory bodies with jurisdiction over us or our business partners, including airlines and other travel suppliers, enact regulations or initiate oversight on private fares, including those provided to us, such developments could materially and adversely impact our existing arrangements and our business, financial condition, and results of operations.

We generate a significant portion of our revenue from commissions and incentive payments from travel suppliers, especially airline suppliers, and GDS service providers. If, as a result of a reduction in volumes from airlines shifting volume away from GDS service providers to the IATA’s New Distribution Capacity, or any other reason, travel suppliers or GDS service providers reduce or eliminate the commissions, incentive payments or other compensation they pay to us, our revenue may decline, unless we are able to adequately mitigate such reduction by increasing the service fee we charge to our travelers or increasing our transaction volume in a sustainable manner. However, an increase in service fees may also result in a loss of potential travelers. Additionally, we have commercial commitments arising in the normal course of business of the industry in which we operate. Under the terms of such contracts, we receive cash in advance for production goals over a period of several years. In the event of under-performance or termination of the applicable contract, we may be obligated to repay amounts still to be earned.

We maintain formal contractual relationships with our travel suppliers. Under the master contractual framework with our travel suppliers, the contract duration may be terminated at convenience and pricing terms are frequently subject to modifications or amendments. Our pricing terms, especially the commission and incentive rates for specific incentive periods and specific travel segments of the underlying travel products processed through our travel platform may be modified over time by the travel suppliers and subject to renegotiation. Our Travel Transaction revenues, including mark-up fees, commissions and incentives earned could be negatively impacted if the renegotiated rates for us are less competitive. The contract durations with certain other travel product companies, such as local tour service providers, may be terminated unexpectedly, or there could be a negative impact to our financial results or operations if there is disagreement regarding the terms of the agreement with such travel supplier. We cannot assure you that our agreements or arrangements with our travel suppliers or travel-related service providers will continue or that our travel suppliers or travel-related service providers will not reduce commissions, terminate their contracts, make their products or services unavailable to us, or default on or dispute their payment or other obligations with us, any of which could reduce our revenue and margins or may require us to initiate legal or arbitration proceedings to enforce contractual payment obligations, which may materially and adversely affect our business, financial condition and results of operations.
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

Companies with close relationships with end consumers, like Meta (Facebook), as well as new entrants introducing new paradigms into the travel industry, such as metasearch engines, like Google, may promote alternative distribution channels by diverting client traffic away from intermediaries and travel agents, which may adversely affect our business.
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
Our growth occurs organically and through mergers and acquisitions. Although we develop products in-house by adding new features and improving upon existing technology, we heavily rely on mergers and acquisitions to expand our end user traveler base.

We pursue growth opportunities by acquiring complementary businesses, solutions or technologies through strategic transactions, investments or partnerships. The identification of a suitable acquisition, strategic investment or strategic partnership candidate can be costly and time consuming and can distract members of our management team from day-to-day operations. If such strategic transactions require us to seek additional debt or equity financing, we may be unable to obtain such financing on terms favorable to our Company or at all, and such transactions may adversely affect our liquidity and capital structure. Moreover, any strategic transaction may not strengthen our competitive position as we anticipated, may increase risk more than we expected, and may be viewed negatively by our suppliers, partners or investors.

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
Acquisitions have been and are expected to continue to be a part of our growth strategy. The travel service industry is highly competitive, and we face competition for acquisition opportunities from many other entities, including financial investors, some of which are significantly larger than us, have greater resources than us, have lower costs of capital than us, are better established than we are, and have more experience in identifying and completing acquisitions than we do. This competitive market for a small number of business opportunities may make it more challenging for us to identify and successfully capitalize on acquisition opportunities that meet our investment objectives. Identifying suitable acquisition candidates can be difficult, time-consuming and costly, and we may not complete acquisitions successfully that we target in the future. Our business is subject to regulation in the U.S. and the other jurisdictions in which we operate, and any failure to comply with such regulations or any changes in such regulations could adversely affect us. If we cannot identify and purchase a sufficient quantity of profitable businesses at favorable prices, or if we are unable to finance acquisition opportunities on commercially favorable terms, our business, financial condition or results of operations could be materially adversely affected.

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

We also have exposure to risk that sellers of businesses we have acquired may not indemnify us as agreed to.

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
The travel industry is subject to changing client preferences and demands relating to travel and travel-related services, including in response to constant and rapid technological change. These characteristics are changing at an even greater pace as travel providers seek to address client needs and preferences. If we are unable to develop or enhance technology in response to such changes, products or technologies offered or developed by our competitors, our travelers may find our services less attractive.

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
Our success and ability to compete depends, in part, upon our intellectual property, including our technology solutions and database. In the U.S. and other jurisdictions, we rely on a combination of copyright, trademark, patent, and trade secret laws, as well as license and confidentiality agreements and internal policies and procedures to protect our intellectual property. Even with these precautions, however, it may be possible for another party to infringe, copy or otherwise obtain and use our owned or licensed intellectual property without our authorization or to develop similar intellectual property independently, particularly in those countries where effective trademark, domain name, copyright, patent and trade secret protection may not be available. Even where effective protection is available, policing unauthorized use of our intellectual property is difficult and expensive. If it becomes necessary for us to litigate to protect these rights, any proceedings could be burdensome and costly, could result in counterclaims challenging our ownership of intellectual property or its validity or enforceability or accusing us of infringement, and we may not prevail. We cannot be certain that the steps that we have taken or will take in the future will prevent misappropriation or infringement of intellectual property used in our business. Unauthorized use and misuse of our intellectual property or intellectual property we otherwise have the rights to use could reduce or eliminate any competitive advantage we have developed, potentially causing us to lose sales or actual or potential clients, or otherwise harm our business, resulting in a material adverse effect on our business, financial condition or results of operations, and we cannot assure you that legal remedies would adequately compensate us for the damage caused by unauthorized use.
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

We rely on banks, card schemes and other payment processors to execute certain components of the payments process. We generally pay interchange fees and other processing and gateway fees to these third parties to help facilitate payments from consumers to travel service providers. As a result, if we are unable to maintain our relationships with these third parties on favorable terms, or if these fees are increased for any reason, our profit margin, business and results of operations could be harmed. Additionally, if these third parties experience service disruptions or if they cease operations, consumers and travel service providers could have difficulty making or receiving payments, which could adversely impact our reputation, business and results of operations.

In addition, in the event that one of our major travel service providers voluntarily or involuntarily declares bankruptcy or otherwise ceases or limits operations, we could experience an increase in chargebacks resulting from travelers booking travel reservations through us with such travel service provider, and we could experience financial loss from certain prepayments made to such travel service provider if we are not able to recover the prepayment. As a result, if one of our major travel service providers declares bankruptcy or ceases or limits operations, or if many travel service providers declare bankruptcy or cease or limit operations, it could adversely impact our business and results of operations.
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

Following the UK’s exit from the EU (“Brexit”), the UK Data Protection Act contains provisions, including its own derogation, for how the GDPR is applied in the UK (“UK GDPR”). The UK Data Protection Act has been enacted alongside the UK GDPR. From the beginning of 2021 (when the transitional period following Brexit expired), we have been required to continue to comply with GDPR and also the UK Data Protection Act and the UK GDPR, under which our applicable entities may be subject to fines for non-compliance that are of the same amount as provided for in the GDPR. At the current time, the European Commission has issued the UK with an “adequacy” decision and the EEA and the UK allow reciprocal sharing meaning that it is possible to transfer PI freely between the EEA and UK. The UK GDPR is currently under review in the UK and there may be further changes made to it over the next few years which could result in further compliance obligations. There have been some concerns that there could be a risk to such adequacy decision depending on the nature of the changes made by the UK.

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
We are strengthening internal controls at this time. As a newly public company, there is a risk that our internal controls over fraudulent or unlawful activities may not be wholly sufficient. We may acquire companies where fraud may have taken place, which could make us liable for such activities. Refer to Risk Factor titled “Any due diligence we conduct in connection with potential future acquisitions may not reveal all relevant considerations or liabilities of the target business, which could have a material adverse effect on our financial condition or results of operations” for further information.
Increases in interest rates would increase the cost of servicing our debt and could reduce our profitability and limit our cash available to fund our growth strategy.
The Term Loan has, and any additional debt we subsequently incur may have, a variable rate of interest. Higher interest rates could increase debt service requirements on our current variable rate indebtedness (even though the amount borrowed remains the same) and on any debt we subsequently incur, and could reduce funds available for operations, future business opportunities or other purposes. If we need to repay debt during periods of rising interest rates, we could be required to refinance our then-existing debt, including the Term Loan, on unfavorable terms or liquidate one or more of our assets to repay such debt at times that may not permit realization of the maximum return on such assets and could result in a loss. The occurrence of either or both of such events could materially and adversely affect our profitability, cash flows and results of operations.

In addition, a transition away from London Interbank Offered Rate (“LIBOR”) as a benchmark for establishing the applicable interest rate may affect the cost of servicing our debt under the Term Loan. The Financial Conduct Authority of the UK (the “FCA”) (the authority that regulates LIBOR) has announced that it plans to phase out LIBOR by June 30, 2023. The United States Federal Reserve (the “Federal Reserve”) has also advised banks to cease entering into new contracts that use USD LIBOR as a reference rate. The Alternative Reference Rate Committee, a committee convened by the Federal Reserve that includes major market participants, has identified the Secured Overnight Financing Rate (“SOFR”), a new index calculated by short-term repurchase agreements that is backed by United States Treasury securities, as its preferred alternative rate for LIBOR.

On October 24, 2022, we and TCW entered into the Eighth Amendment to the Term Loan. Among other changes, the Eighth Amendment (i) implements the transition from a LIBOR-based interest rate to a SOFR-based interest rate and (ii) provides for a transition to a future benchmark rate in the event that SOFR is no longer available.

At this time, it is not possible to predict how markets will respond to SOFR or other alternative reference rates following the anticipated transition away from the LIBOR benchmarks over the coming years. Accordingly, the outcome of these reforms is uncertain and any changes in the methods by which LIBOR is determined or regulatory activity related to the phase-out of LIBOR could cause LIBOR to perform differently than in the past or cease to exist. The consequences of these developments and the phase-out of LIBOR cannot be entirely predicted, but could include an increase in the cost of borrowings under the Term Loan.

In addition, we may hedge against certain interest rate risks by using hedging instruments such as swaps, caps, options, forwards, futures or other similar products. During the year ended December 31, 2023, we did not engage in interest rate hedging activities. Although hedging instruments may be used to selectively manage risks, such instruments may not fully mitigate our interest rate risk, may prove disadvantageous or may create additional risks, including in connection with the phase-out of LIBOR.
We are subject to taxes in many jurisdictions globally. New or revised tax laws and regulations could have an adverse impact on our financial results.
We are subject to a variety of taxes in many jurisdictions globally, including the United States, India, Thailand, Brazil, Mexico and Canada. We are also subject to income and non-income taxes in the United States at the federal, state and local levels, and in many other countries. Significant judgment is required in determining its worldwide provision for taxes.

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

New tax laws, statutes, rules, regulations or ordinances could be enacted at any time and existing tax laws, statutes, rules, regulations and ordinances could be interpreted, changed, modified or applied adversely to us. These events could require us to pay additional tax amounts on a prospective or retroactive basis, as well as require us to pay fees, penalties or interest for past amounts deemed to be due. New, changed, modified or newly interpreted or applied laws could also increase its compliance, operating and other costs, as well as the costs of our products and services. For example, on August 16, 2022, the United States enacted the Inflation Reduction Act of 2022, which contains significant changes to U.S. tax law, including, but not limited to, a 15% corporate book minimum tax for taxpayers with adjusted financial statement income in excess of $1 billion and a 1% excise tax on certain stock repurchases made after December 31, 2023. It is possible that U.S. tax law will be further modified by the Biden administration by increasing corporate tax rates, eliminating or modifying some of the provisions enacted in the Tax Cuts and Jobs Act or other changes that could have an adverse effect on our operations, cash flows and results of operations and contribute to overall market volatility.
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

Taxing authorities have focused legislative efforts on tax reform, transparency, and base erosion prevention. As a result, policies regarding corporate income and other taxes in various jurisdictions are under heightened scrutiny, and tax reform legislation is being proposed or enacted in several jurisdictions. In general, changes in tax laws may affect our effective tax rate, increase our tax liabilities and impact the value of deferred tax balances. In October 2021, the Organization for Economic Co-operation and Development (“OECD”) announced that its members had agreed on a two pillar approach to address corporate tax challenges of the digital economy. “Pillar One” focuses on nexus and profit allocation, and “Pillar Two” focuses on a global minimum tax. On December 15, 2022, the EU Council confirmed its adoption of the Pillar Two 15% global minimum tax, and a majority of EU member states have enacted the directive into domestic law as of December 31, 2023. Other countries are taking similar actions and have proposed measures to impose new digital services taxes on companies. If enacted and applicable to our Company, these taxes could be incremental to taxes we have historically incurred and might result in taxation of the same revenue in multiple countries. The enacted and proposed measures may have an adverse effect on our business or financial performance.

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
We may incur substantial costs and receive adverse outcomes in litigation, regulatory investigations, and other legal matters in connection with alleged violations of securities laws and regulations.
Our business, financial condition, and results of operations could be materially adversely affected by unfavorable results in pending or future litigations, regulatory investigations, and other legal matters related to violations or perceived violations of applicable securities laws and regulations by the Company or its affiliates. See Part I - item 3 - Legal Proceedings below and in our subsequent filings with the SEC for additional information.

The ultimate resolution of such litigation, regulatory investigations, and other legal matters cannot be predicted, and the claims raised in these litigation, regulatory investigations, and other legal matters may result in further legal matters or actions against us, including, but not limited to, government enforcement actions or additional private litigation. We cannot predict either the outcome of any pending or future litigation, regulatory investigation, or other legal matter, or whether any such litigation, regulatory investigation, or other legal matter will be resolved favorably or ultimately result in charges or material damages, fines or other penalties, enforcement actions, or civil or criminal proceedings against us or members of our senior management.

Litigation matters and regulatory investigations, regardless of their merits or their ultimate outcomes, are costly, divert management’s attention from the business, and may materially adversely affect our reputation and demand for our products and services. We cannot predict with certainty the eventual outcome of any pending or future litigation, regulatory investigations, or other legal matters. An adverse outcome could result in us being responsible for significant damages. Any of these negative effects resulting from litigation, regulatory investigations, and other legal matters could materially adversely affect our business, financial condition, and results of operations.

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
Our functional and reporting currency is U.S. dollars and as a result, our consolidated financial statements are reported in U.S. dollars. We have acquired, and may in the future acquire, businesses that denominate their financial information in a currency other than the U.S. dollar or conduct operations or make sales in currencies other than U.S. dollars. When consolidating a business that has functional currency other than U.S. dollars, we will be required to translate the balance sheet and operational results of such business into U.S. dollars. Due to the foregoing, changes in exchange rates between U.S. dollars and other currencies could lead to significant changes in our reported financial results from period to period. Among the factors that may affect currency values are trade balances, levels of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation and political or regulatory developments. We currently do not engage in foreign currency hedging activities and although we may seek to manage our foreign exchange exposure, including by active use of hedging and derivative instruments, we cannot assure you that such arrangements will be entered into or available at all times when we wish to use them or that they will be sufficient to cover the risk.
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
Generally accepted accounting principles in the U.S. are subject to interpretation by the Financial Accounting Standards Board, the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. Although we are not aware of any recently issued and not yet effective, or pending accounting standards that may impact us, a change in these principles or interpretations could have a significant effect on our reported results of operations, and may even affect the reporting of transactions completed before the announcement or effectiveness of a change. See Note 2 to our consolidated financial statements for the years ended December 31, 2023 and 2022 included in Part II, Item 8 of this Annual Report on Form 10-K for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of the date of this Annual Report on Form 10-K.
Investments in us may be subject to foreign investment screening regulations that may impose conditions or limitations on certain investors.
Many jurisdictions continue to strengthen their foreign direct investment (“FDI”) screening regimes, and investments and transactions may be subject to review by FDI regulators if such investments are perceived to implicate national security policy priorities. Any review and approval of an investment or transaction by an FDI regulator may have outsized impacts on transaction certainty, timing, feasibility, and cost, among other things. FDI regulatory policies and practices are rapidly evolving. A FDI regulator may require the divestiture of some or all of our business operations, impose requirements on the management, control and conduct of our business, or impose limitations or restrictions on, or prohibit, investments by certain investors.
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
Previously, the Legacy Mondee Stockholder beneficially owned, in the aggregate more than 50% of the combined voting power for the election of our Board. However, on March 10, 2023, the Legacy Mondee Stockholder effected the pro rata distribution of the 60,800,000 shares of our Common Stock it held to its equity holders in accordance with the amended and restated limited liability company agreement of the Legacy Mondee Stockholder (the “Pro Rata Distribution”). Upon the consummation of the Pro Rata Distribution, the Legacy Mondee Stockholder no longer controlled a majority of the voting power of our outstanding voting stock, and as a result, we ceased to be a "controlled company" within the meaning of Nasdaq’s corporate governance standards. As a result, we are subject to additional corporate governance requirements, including the requirements that:

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
Certain existing stockholders purchased our securities at a price below the highest trading price of such securities in their trading history, and may experience a positive rate of return. Future investors in our securities may not experience a similar rate of return.
Prior to the Business Combination, equity holders in the Legacy Mondee Stockholder subscribed for an aggregate of 60,800,000 shares of our Common Stock at purchase prices ranging between approximately $3.99 per share and $9.91 per share. In addition, following the consummation of the Business Combination, each Class A ordinary share and Class B ordinary shares issued and outstanding immediately prior to the Business Combination was automatically canceled and converted into newly issued shares in our Common Stock in accordance with the terms of the Business Combination Agreement. On March 10, 2023, the Legacy Mondee Stockholder effected the Pro Rata Distribution.

The Sponsor paid an aggregate of $25,000 for the 6,037,500 Class B ordinary shares, of which the Sponsor subsequently transferred certain of those shares to directors of ITHAX and certain affiliates of the Sponsor. In connection with the Business Combination, each of those Class B ordinary shares was converted on a one-for-one basis to shares of our Common Stock, and the Sponsor forfeited 603,750 shares of our Common Stock, resulting in the Sponsor holding 5,197,200 shares of our Common Stock. The Sponsor and Cantor paid $6,750,000 in the aggregate to purchase an aggregate of 675,000 private placement units. In connection with the Business Combination, the 337,500 private placement warrants underlying the private placement units were exchanged for 337,500 warrants of our Company with an exercise price of $11.50 per share. On September 13, 2022, the Sponsor dissolved and distributed its shares of our Common Stock and the 232,500 private placement warrants it held to members of the Sponsor on a pro rata basis. In connection with the PIPE Financing, the PIPE Investors paid $70,000,000 to purchase an aggregate of 7,000,000 shares of our Common Stock for

$10.00 per share. For more details on the foregoing transactions, see “Certain Relationships and Related Person Transactions.” Holders of our Outstanding Warrants are less likely to exercise their respective Outstanding Warrants to the extent that the exercise prices of their Outstanding Warrants exceed the market price of our Common Stock. There is no guarantee that the Outstanding Warrants will be in the money prior to their expiration, and as such, the Outstanding Warrants may expire worthless. As such, any cash proceeds that we may receive in relation to the exercise of the Outstanding Warrants overlying shares of Common Stock will be dependent on the trading price of our Common Stock.

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
As of the date of this Annual Report on Form 10-K, our executive officers and directors, excluding Prasad Gundumogula, who serves as our Chief Executive Officer, and their respective affiliates beneficially own, in the aggregate, approximately 5% of outstanding our Common Stock. Mr. Gundumogula beneficially owns more than 30% of the outstanding shares of our Common Stock, which includes (i) shares he owns directly, (ii) the 6,000,000 Earn-Out Shares that he received upon the closing of the Business Combination, and (iii) shares he is deemed to beneficially own through both (a) his control of the Mondee Group LLC, a Delaware limited liability company (“Mondee Group”), and (b) through his spouse, Madhuri Pasam (“Pasam”).

In addition, the pre-Business Combination equity holders of the Legacy Mondee Stockholder and their affiliates (the “Legacy Mondee Equityholders”) control a majority of our voting power as a result of their ownership of our Common Stock after the consummation of the Pro Rata Distribution. Even when the Legacy Mondee Equityholders cease to own shares of our Common Stock representing a majority of the voting power, for so long as the Legacy Mondee Equityholders, including Mr. Gundumogula, continue to own a significant percentage of our Common Stock, the Legacy Mondee Equityholders will still be able to significantly influence the composition of our Board and the approval of actions requiring approval of our stockholders through their combined voting power. Accordingly, the Legacy Mondee Equityholders, indulging Mr. Gundumogula, have significant influence with respect to our management, significant operational and strategic decisions, business plans and policies through their voting power. Furthermore, the Legacy Mondee Equityholders, through their combined voting power, may be able to cause or prevent a change of control of our Company or a change in the composition of our Board and could preclude any unsolicited acquisition of us.

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

In addition, as a result of the Preferred Financing Transaction from September 2022, October 2023 and December 2023, we have outstanding 1,444,500 Preferred Financing Warrants to purchase an aggregate of 1,444,500 shares of our Common Stock, exercisable in accordance with the terms of the Preferred Financing Warrant Agreement. These Preferred Financing Warrants are exercisable at any time before September 29, 2027 (i.e., the fifth anniversary of the completion of the Preferred Financing Transaction), subject to certain limitations and exceptions.

The exercise prices for our private placement warrants and our Preferred Financing Warrants (the “Outstanding Warrants”) are $11.50 and $7.50 per share, respectively, of Common Stock. The likelihood that the holders of our Outstanding Warrants will exercise their Outstanding Warrants, and the amount of any cash proceeds that we would receive upon such exercise is dependent upon the market price of our Common Stock. If the market price for our Common Stock is less than $7.50 per share, we believe that no holders of our Outstanding Warrants will be likely to exercise their Outstanding Warrants.

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
The 96,300 shares of our Series A Preferred Stock that were sold in September 2022, October 2023 and December 2023 as part of the Preferred Financing Transaction for $1,000 per share rank senior to shares of our Common Stock with respect to liquidation preferences. Upon any dissolution, liquidation or winding up, whether voluntary or involuntary, holders of shares of our Series A Preferred Stock will be entitled to receive distributions out of our assets in an amount per share equal to $1,000 plus all accrued and unpaid dividends before any distributions shall be made on any shares of our Common Stock.

In addition, holders of shares of our Series A Preferred Stock will be entitled to dividends at a rate equal to the SOFR plus 8.50% per annum (which rate increases to SOFR plus 12.00% per annum beginning on the second anniversary of the consummation of the Preferred Financing Transaction).

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
We classify our private placement warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings. As a result, our consolidated balance sheets in this Annual Report on Form 10-K include derivative liabilities that relate to embedded features contained within our private placement warrants. Accounting Standards Codification 815, Derivatives and Hedging, provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors that are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our private placement warrants each reporting period, although we do not anticipate that the amount of such gains or losses would be material. Furthermore, the impact of changes in fair value on earnings may have an adverse effect on the market price of our securities, although we do not anticipate that such effect would be material. As of December 31, 2023, there are 232,500 private placement warrants outstanding.
We are an “emerging growth company” and a “smaller reporting company” and the reduced disclosure requirements applicable to both emerging growth companies and smaller reporting companies may make our Common Stock less attractive to investors.
We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (“JOBS Act”). For as long as we remain an emerging growth company, we are permitted and plan to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act; the auditor not being required to comply with the requirement in Public Company Accounting Oversight Board Auditing Standard 3101, The Auditor’s Report on an Audit of Financial Statements When the Auditor Expresses an Unqualified Opinion, to communicate critical audit matters in the auditor’s report; reduced disclosure obligations regarding executive compensation; and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, the information we provide stockholders will be different than the information that is available with respect to some other public companies. We have not included in this Annual Report on Form 10-K all of the executive compensation related information that would be required if we were not an emerging growth company. We cannot predict whether investors will find shares of our Common Stock less attractive if we rely on these exemptions. If some investors find shares of our Common Stock less attractive as a result, there may be a less active trading market for our Common Stock, and the price of our Common Stock may be more volatile.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 1C. CYBERSECURITY
Risk Management and Strategy
The Company’s risk management program includes governance through the Board of Directors and regular reporting by management to the Board. Our Chief Technology Officer is tasked with integrating any cybersecurity risk considerations into overall risk management strategy. Risk management includes regular risk assessments to identify internal and external risks and to evaluate the magnitude of harm that could arise out of such risks. Further, risk management may utilize third party service providers where complementary and supplementary to the Company’s overall business strategy. Lastly, risk management includes training and education over the continuously evolving landscape of cybersecurity threats.

We engage external parties, including consultants, independent privacy assessors, computer security firms and risk management and governance experts, to enhance our cybersecurity oversight. For example, we have engaged an outside consulting firm with expertise in the field to help us assess our systems, monitor risk and implement best practices and to support the internal audit of our cyber security programs and we regularly consult with industry groups on emerging industry trends. In addition, as part of our overall risk mitigation strategy, we also maintain cyber insurance coverage. Our cybersecurity policies, standards and procedures include cyber and data breach response plans, which are periodically assessed against the National Institute of Standards and Technology Cybersecurity Framework.
Material Effects of Cybersecurity Threats
Although cybersecurity risks have the potential to affect the business, financial condition, and results of operations, the Company does not believe that risks from attacks, including results from any previous cybersecurity incidents or threats, have materially affected or reasonably likely to materially affect the Company’s strategy, operations or financial condition. However, no matter how well controls or designed or how well cybersecurity risk management procedures are implement, there can be no full assurance given that risk remains of an incident that could cause material harm to the business. See “Any significant IT systems-related failures, interruptions or security breaches or any undetected errors or design faults in IT systems could result in limited capacity, reduced demand, processing delays, privacy risks and loss of customers, suppliers or marketplace merchants and a reduction of commercial activity” in Item 1A, Risk Factors in this Annual Report on Form 10-K.
Governance and Management
The Audit Committee assesses cybersecurity risk management as part of its oversight functions. Cybersecurity risk management processes are devised, implemented and assessed quarterly by our Chief Technology Officer. Our Chief Technology Officer has more than 20 years of experience in cybersecurity and information technology, and based on his career, has a deep understanding of our information technology and business needs. Our Chief Technology Officer reports to the Audit Committee quarterly in regard to emerging risks and the overall cybersecurity environment and immediately if and when a cybersecurity incident occurs. Our Chief Technology Officer closely monitors cybersecurity risk, including our practices and procedures against the cybersecurity environment, including the operation of our incident response plan.

Our cybersecurity program is designed to ensure the confidentiality, integrity, and availability of data and systems as well as to ensure timely identification of and response to any incidents. This design is geared toward supporting our business objectives and the needs of our valued customers, employees, and other stakeholders. We firmly believe that cybersecurity is a collective responsibility that extends to every employee, and we prioritize it as an ongoing objective. To increase our employees’ awareness of cyber threats, we provide education and share best practices through a security awareness training program. This includes receiving quarterly exercises, cyber-event simulations, training programs and an annual attestation to our Technology Acceptable Use Policy.
ITEM 2. PROPERTIES
Our corporate headquarters is located in Austin, Texas. Our other domestic operations are located in California, Michigan, New York, and elsewhere in the United States. We also maintain international offices in Brazil, Mexico, Canada, India, and Thailand, and have employees who work remotely and are based in several other locations across the world.

We believe our facilities are adequate and suitable for current business needs and we expect to continue to reduce reliance on fixed office space in the future.

ITEM 3. LEGAL PROCEEDINGS
For a description of our material pending legal proceedings, see Note 14 — Commitments and Contingencies, to our consolidated financial statements for the years ended December 31, 2023 and 2022 included in Part II, Item 8 of this Annual Report on Form 10-K.

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

Holders of Record

As of March 18, 2024, there were 173 holders of record of our shares of Common Stock. The actual number of holders is substantially larger than this, as the actual number includes holders who are beneficial owners but whose shares are held by brokers, financial institutions and other nominees.
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
Recent Sales of Unregistered Securities
Orinter Acquisition
On January 31, 2023 (the “Orinter Closing Date”), our Company and its wholly-owned subsidiary, Mondee Brazil LLC, a Delaware limited liability company (together with our Company, “Buyer”), entered into that certain Share Purchase and Sale Agreement, dated January 31, 2023 (the “Purchase Agreement”), with OTT Holding LTDA, a Brazilian limited liability company (the “Seller”), and Orinter Tour & Travel, S.A., a Brazilian corporation (“Orinter”), along with other parties thereto (the “Intervening Parties”), as described in the Purchase Agreement. Pursuant to the Purchase Agreement, the Seller sold to Buyer, and Buyer purchased from Seller, all of the issued and outstanding shares of the Orinter, in exchange for total consideration of $40.2 million (the “Consideration”) (such transactions contemplated by the Purchase Agreement, the “Orinter Acquisition”). The Consideration was comprised of: (i) a cash component equal to $21.1 million; (ii) a stock component equal to $16.0 million, in the form of 1,726,405 shares of our Common Stock (the “Escrow Shares”). The release of the shares are as follows: (a) 903,202 after a period of 12 months from the Orinter Closing Date, and (b) 823,203 shares after a period of 24 months from the Orinter Closing Date; and (iii) an earn-out obligation of $10.0 million (paid in equal installments over 3 years) contingent on Orinter meeting certain EBITDA targets over the years ended December 31, 2024, 2025 and 2026, respectively.
Interep Acquisition
On May 12, 2023 (the “Interep Closing Date”), we executed the Share Purchase and Sale Agreement (the "Interep Purchase Agreement") to purchase all of the outstanding shares of Interep Representações Viagens E Turismo S.A. (“Interep”) (such transactions contemplated by the Interep Purchase Agreement, the “Interep Acquisition”). Interep is a Brazilian travel operator specializing in national and international land travel with service aimed exclusively at travel agents. Through this acquisition, our Company continues to expand its geographic footprint in Brazil's domestic and outbound travel market.

In connection with the acquisition, we agreed to pay total consideration of (i) $4.0 million on the Interep Closing Date, with an adjustment for working capital, (ii) a deferred payment of $0.7 million paid in 36 installments, (iii) 411,000 shares of our Class A Common Stock, (iv) $50,000 in travel credits, and (v) an earn-out component up to an aggregate of $3.0 million contingent on Interep meeting certain adjusted EBITDA targets by the end of fiscal year 2025.
Consolid Acquisition
On May 12, 2023 (the “Consolid Closing Date”), we executed the Share Purchase and Sale Agreement (the "Consolid Purchase Agreement") to acquire all of the outstanding equity interests in Consolid Mexico Holding, S.A. P.I. de C.V. ("Consolid") (such transactions contemplated by the Consolid Purchase Agreement, the “Consolid Acquisition”). Consolid is a Mexican corporation and leader in the travel market with the main objective of generating higher income for travel agencies in Mexico and around the world through first-class technological tools with products and services that satisfy travelers. Through this acquisition, the Company expands its geographic footprint in Mexico's domestic and outbound travel market, as well as in other areas of Latin America. In connection with the acquisition, we agreed to pay total consideration of (i) $4.0 million on the Consolid Closing Date, with an adjustment for working capital, and (ii) an earn-out component up to an aggregate of $1.0 million and 400,000 shares of our Class A Common Stock contingent on Consolid meeting certain adjusted EBITDA targets for the trailing 12 months ending May 12, 2024 and the year ended December 31, 2024.
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

In connection with the acquisition, we agreed to pay total consideration of (i) $3.0 million on the Skypass Closing Date, with an adjustment for working capital, (ii) 900,000 shares of Company Class A Common Stock on the Skypass Closing Date, (iii) 100,000 shares of Company Class A Common Stock within 60 days after each of the first, second and third anniversaries of the Skypass Closing Date, and (iv) an earn-out component up to an aggregate of 1,800,000 shares of our Class A Common Stock over a four year period contingent on Skypass meeting certain adjusted EBITDA growth targets. In the event the EBITDA target is exceeded, the Company is required to pay additional shares of 2.5% on excess of the EBITDA target.
Purple Grids Acquisition
On November 13, 2023 (the “Purple Grids Closing Date”), we executed a stock purchase agreement to purchase all of the outstanding shares of Purple Grids, Inc. (“Purple Grids”) Purple Grids combines open AI with business intelligence and Robotic Process Automation (“RPA”) to automate customer experiences. In connection with the acquisition, we agreed to pay total consideration of approximately 1,900,000 shares with an adjustment for net working capital, including approximately i) 700,000 shares at closing with no lock-up; ii) 200,000 shares with a six month lock-up after closing and iii) 1,000,000 shares with a one year lock-up after closing. There is also a earn-out component of up to 1,000,000 of our Class A Common Stock that can be earned over a two-year period upon the achievement of certain revenue targets. Additionally, sellers may receive up to 1,542,857 shares depending on the price of the Company's stock on the first anniversary of the Purple Grids Closing Date.
Preferred Stock Financing
In the fourth quarter of 2023, the Company completed private placements of the Company’s Series A-3 Preferred Stock and issued 11,300 shares for gross proceeds of $11.3 million. In conjunction with the preferred stock financings, the Company issued warrants to purchase 1,444,500 shares of the Company’s Class A Common Stock to the participating investors.
Issue Purchases of Equity Securities
In 2023, the Board authorized a share repurchase program to purchase up to $40.0 million of the Company’s outstanding shares of Class A Common Stock. The amount and timing of repurchases is determined at the Company’s discretion, depending on market and business conditions, and prevailing stock prices among other factors, and is subject to continued consent by its lenders. The timing and amount of repurchases will depend on various factors and may be increased or limited by the Board of Directors or lenders to an amount lower than the current Board of Directors authorized level, modified, suspended, or terminated at any time without prior notice. Open market repurchases will be structured to occur in accordance with applicable federal securities laws, including insider trading laws. The program is not subject to any self-imposed Company trading restrictions or blackout periods and has no expiration date.

During the year ended December 31, 2023, the Company repurchased 2,389,954 shares of its Class A Common Stock for a total of $10.0 million. The repurchase was at a weighted-average price of $4.16 per share when excluding commissions, and are recorded to treasury stock on the Company’s consolidated balance sheets. As of December 31, 2023, $30.0 million remained available under the Share Repurchase Program.

(Dollars in thousands, except price per share data)	Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
Stock Repurchases[1]
Quarter Ended December 31, 2023
October 1 to October 31	1,650,961	$4.42	1,650,961	$31,929
November 1 to November 30	523,643	$3.63	523,643	$30,030
December 1 to December 31	—	$—	—	$30,030
For the three months ended December 31	2,174,604	$4.23	2,174,604	$30,030

Stocks Retained in Net Settlement[2]
October 1 to October 31	29,131
November 1 to November 30	8,529
December 1 to December 31	6,386
For the three months ended December 31	44,046
1 On September 21, 2023, the Board authorized, and later approved an upsize, a share repurchase program to purchase up to $40 million of the Company’s Class A Common Stock (the “Share Repurchase Program”). The Share Repurchase Program has no expiration date.
2 The Company’s Stock Plan permits net settlement of stock issuances relating to equity awards for purposes of settling a grantee’s tax withholding obligations. Stock Retained in Net Settlement was at the vesting price of the corresponding restricted stock unit.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with our audited consolidated financial statements and the accompanying notes for the years ended December 31, 2023 and 2022 included in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements, including statements regarding our intentions, plans, objections, and expectations for our business. Forward-looking statements are based upon our current beliefs, plans, and expectations related to future events and our future financial performance and are subject to risks, uncertainties, and assumptions forward-looking statements, including statements regarding our intentions, plans, objections, and expectations for our business. Forward-looking statements are based upon our current beliefs, plans, and expectations related to future events and our future financial performance and are subject to risks, uncertainties, and assumptions. Our actual results and the timing of certain events could differ materially from those described in or implied by these forward-looking statements as a result of various factors, including those set forth in the “Risk Factors” section of this Annual Report on Form 10-K. See also the “Special Note Regarding Forward-Looking Statements” section of this Annual Report on Form 10-K.
Overview
We are a leading travel technology company and marketplace with a portfolio of globally recognized technology solutions in the leisure, retail and corporate travel sectors.

We provide state-of-the art technologies, operating systems and technology-enabled services that seamlessly facilitate travel market transactions to better serve travelers through travel affiliates and numerous other emerging channels. These technology solutions with access to global travel content and extensive negotiated travel content, combined with our distribution network, create a modern travel marketplace. Our modern marketplace provides the increasingly discerning traveler with enhanced options on efficient consumer-friendly distribution platforms, while supporting our travel supplier partners in utilizing highly-perishable travel content.

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

We generate revenue primarily from travel-related activity, which is presented as travel marketplace segment revenue on the disaggregated revenue disclosure within Note 11 — Revenue, of our consolidated financial statements. The travel marketplace segment includes revenue earned from:
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

Recent Developments
Share Pledge Agreement in Connection with the Orinter Acquisition
On January 31, 2023, our Company and its wholly-owned subsidiary, Mondee Brazil (“Mondee Brazil”), entered into the Share Purchase and Sale Agreement, with OTT Holding (“OTT”) and Orinter Viagens E Turismo S.A., a corporation organized under the laws of Brazil (“Orinter”), along with other parties thereto (the “Orinter Purchase Agreement”). Pursuant to the Orinter Purchase Agreement, OTT sold all of the issued and outstanding shares of the Orinter to our Company and Mondee Brazil, in exchange for total consideration of $40.2 million (such transactions contemplated by the Orinter Purchase Agreement, the “Orinter Acquisition”).

On April 14, 2023, and in connection with the Orinter Acquisition, Mondee Brazil and Mondee, Inc., a Delaware corporation (“Mondee, Inc.”, together with Mondee Brazil, the “Pledgors” both subsidiaries of our Company), TCW Asset Management Company, a Delaware limited liability company (the “Administrative Agent”), the lenders from time to time (the “Lenders”) party to the Term Loan and Orinter, executed that certain share pledge agreement, effective as of March 28, 2023 (the “Share Pledge Agreement”), pursuant to that certain Amendment No. 10, dated as of January 31, 2023 (the “Tenth Amendment”) to the Term Loan dated as of December 23, 2019, by and among our Company, the Administrative Agent and the other parties.

The Share Pledge Agreement sets forth the terms on which: (i) Mondee, Inc., the sole equity owner of Mondee Brazil and minority equity owner of Orinter, pledges 100% of the equity interests of Mondee Brazil, which is the majority equity owner of Orinter, pursuant to the Tenth Amendment; and (ii) the Pledgors pledge 100% of the equity interests of Orinter, pursuant to the Tenth Amendment. The Share Pledge Agreement shall terminate on the termination date of the Term Loan.
TCW Debt Amendments
On January 11, 2023, the Company executed the Ninth Amendment to the Term Loan, wherein Wingspire became a party to the Term Loan, among other changes. Wingspire also funded an additional $15.0 million to the outstanding Term Loan.

On January 31, 2023, the Company executed the Tenth Amendment to the Term Loan. The Tenth Amendment (1) set forth the terms on which the Company could acquire Orinter, pursuant to the Orinter Purchase Agreement; (2) set forth the terms on which the Company could pay the earn-out payment contemplated to be paid to OTT Holdings and certain key executives of OTT Holdings pursuant to the Orinter Purchase Agreement; (3) required that Mondee Brazil join as a party to the Term Loan and the Security Agreement; (4) required that Mondee, Inc. pledge 100% of the equity interests of Mondee Brazil; and (5) required that Mondee Brazil and Mondee Inc. pledge 100% of the equity interests of Orinter.

On October 13, 2023, the Company executed an eleventh amendment to the Term Loan (the “Eleventh Amendment”). The Eleventh Amendment (1) provided consent to the Company’s acquisitions of Interep, Consolid and Skypass; (2) required that the Company pledge 100% of the equity interests of Interep, Consolid and Skypass, and certain other subsidiaries; (3) specifies that certain leverage ratios, minimum unadjusted EBITDA and fixed charge coverage ratio covenants shall not be measured through the term of the Term Loan; (4) sets forth certain qualified cash requirements; (5) adds as an event of default the failure of the Company to achieve certain refinancing milestones; (6) provides that the revolving credit commitment shall be uncommitted and discretionary in nature; and (7) provides for the payment of certain fees. On November 2, 2023, the Company entered into a waiver with TCW Asset Management Company and Wingspire Capital LLC regarding the Term Loan which waived certain mandatory prepayment obligations of the Company.

On January 17, 2024, the Company executed a twelfth amendment to the Term Loan (the “Twelfth Amendment”). The Twelfth Amendment (1) provided consent to the Company’s acquisition of Purple Grids; (2) required that the Company pledge 100% of the equity interests of Purple Grids; (3) defers a portion of the principal and interest payments due in December 2023 to the termination of the Term Loan; (4) defers certain refinancing milestones and modifies certain liquidity requirements; (5) modifies the payment of certain administrative fees to quarterly rather than annually; and (7) provides for the payment of certain fees.

On March 11, 2024, the Company executed a thirteenth amendment to the Terms Loans (the “Thirteenth Amendment”). The Thirteenth Amendment (1) provided an extension of the maturity on the Term Loans to March 31, 2025 while the Company works to finalize a long-term facility; (2) no event of default for any refinancing milestone; (iii) extends the date on which a refinancing fee is potentially payable to April 30, 2024; (iv) defers a portion of the principal amortization due in March 2024 to the earlier of the date of the refinancing of the credit facility or June 30, 2024, and capitalizes a part of interest due in March 2024; (v) waives any events of default that may have occurred prior to the Amendment; and (vi) provides for a fee of $0.4 million “paid in kind” and added to the outstanding principal of the Term Loan.

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
Preferred Stock Financing
In the fourth quarter of 2023, the Company completed private placements of the Company’s Series A-3 Preferred Stock and issued 11,300 shares for gross proceeds of $11.3 million. In conjunction with the preferred stock financings, the Company issued warrants to purchase 1,444,500 shares of the Company’s Class A Common Stock to the participating investors.
LBF US Divestiture
In July 2023, the Company entered into a letter of intent with a related party buyer to sell LBF Travel Inc, LBF Travel Holdings LLC, Avia Travel and Tours Inc, and Star Advantage Limited ("LBF US" collectively) for net proceeds of 200,000 shares of our Class A Common Stock returned from the buyer. The divestiture of LBF US closed in September 2023. In connection with the sale, the Company recognized a gain of $1.3 million, net of transaction costs, which was recorded in other income (expense), net. Additionally, the Company agreed to provide certain short-term transition services to support the divested business through October 2023, which was subsequently amended to extend through January 2024. Cost of the transition services of $10.4 million was recorded in other income (expense), net. The results of the divested business through date of sale and the transition services provided to the LBF US post the sale were reflected within the travel marketplace segment. LBF US had been accumulating losses, as it relied heavily on labor costs, and was no longer in alignment with Mondee's high-tech approach to markets.
Acquisitions
From time to time, we undertake acquisitions or similar transactions consistent with our operating and growth strategies. We completed four business acquisitions and one asset acquisition as defined by GAAP in the year ended December 31, 2023.
Orinter Acquisition
On January 31, 2023 (the “Orinter Closing Date”), our Company and its wholly-owned subsidiary, Mondee Brazil LLC, a Delaware limited liability company (together with our Company, “Buyer”), entered into that certain Share Purchase and Sale Agreement, dated January 31, 2023 (the “Purchase Agreement”), with OTT Holding LTDA, a Brazilian limited liability company (the “Seller”), and Orinter Tour & Travel, S.A., a Brazilian corporation (the “Orinter”), along with other parties thereto (the “Intervening Parties”), as described in the Purchase Agreement. Pursuant to the Purchase Agreement, the Seller sold to Buyer, and Buyer purchased from Seller, all of the issued and outstanding shares of the Orinter, in exchange for total consideration of $40.2 million (the “Consideration”) (such transactions contemplated by the Purchase Agreement, the “Orinter Acquisition”). The Consideration was comprised of: (i) a cash component equal to $21.1 million; (ii) a stock component equal to $16.0 million, in the form of 1,726,405 shares of our Common Stock (the “Escrow Shares”). The release of the shares are as follows: (a) 903,202 after a period of 12 months from the Orinter Closing Date, and (b) 823,203 shares after a period of 24 months from the Orinter Closing Date; and (iii) an earn-out obligation of $10.0 million (paid in equal installments over 3 years) contingent on Orinter meeting certain EBITDA targets over the next three years.
Interep Acquisition
On May 12, 2023 (the “Interep Closing Date”), we executed the Share Purchase and Sale Agreement (the "Interep Purchase Agreement") to purchase all of the outstanding shares of Interep Representações Viagens E Turismo S.A. (“Interep”) (such transactions contemplated by the Interep Purchase Agreement, the “Interep Acquisition”). Interep is a Brazilian travel operator specializing in national and international land travel with service aimed exclusively at travel agents. Through this acquisition, our Company continues to expand its geographic footprint in Brazil's domestic and outbound travel market.

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

In connection with the acquisition, we agreed to pay total consideration of (i) $3.0 million on the Skypass Closing Date, with an adjustment for working capital, (ii) 900,000 shares of Company Class A Common Stock on the Skypass Closing Date, (iii) 100,000 shares of Company Class A Common Stock within 60 days after each of the first, second and third anniversaries of the Skypass Closing Date, and (iv) an earn-out component up to an aggregate of 1,800,000 shares of our Class A Common Stock over a four year period contingent on Skypass meeting certain adjusted EBITDA growth targets. In the event the EBITDA target is exceeded, the Company is required to pay additional shares of 2.5% on excess of the EBITDA target.
Purple Grids Acquisition
On November 13, 2023 (the “Purple Grids Closing Date”), we executed a stock purchase agreement to purchase all of the outstanding shares of Purple Grids, Inc. Purple Grids combines open AI with business intelligence and RPA (Robotic Process Automation) to automate customer experiences. In connection with the acquisition, we agreed to pay total consideration of approximately 1,900,000 shares with an adjustment for net working capital, including approximately i) 700,000 shares at closing with no lock-up; ii) 200,000 shares with a six month lock-up after closing and iii) 1,000,000 shares with a one year lock-up after closing. There is also a earn-out component of up to 1,000,000 of our Class A Common Stock that can be earned over a two-year period upon the achievement of certain revenue targets. Additionally, sellers may receive up to 1,542,857 shares depending on the price of the Company's stock on the first anniversary of the Purple Grids Closing date. The Purple Grids Acquisition is accounted for as an acquisition of assets.
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
•widespread health concerns, epidemics or pandemics;
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

Operating Metrics
Our financial results are driven by certain operating metrics that encompass the business activity generated by our travel-related services. Transactions represent the number of travel reservations that were processed on Mondee’s platform during the period. Gross bookings are defined as the total dollar value, generally inclusive of taxes and fees, of all travel reservations through our platform between a third-party seller or service provider and the traveler booking on our platform, net of cancellations. Revenue will increase as a result of an increase in the number of travelers booking on our platform or as a result of an increase in service fees from higher value services offered on the platform. Take rate is defined as revenues as a percentage of gross bookings.

Management considers these operating metrics to have a correlation to our commission revenues and incentive revenues recognized, and are therefore, useful units of measurement for investors. Management also uses these operating metrics as part of its overall assessment of the Company’s operational performance and for its preparation of operating budget and forecasts.

Transactions, gross bookings and take rate for the years ended December 31, 2023 and 2022, respectively, were as follows (gross bookings are disclosed in thousands):

	Year Ended December 31,
	2023	2022
Transactions	2,912,029	2,137,530
Gross bookings	$2,577,194	$2,148,801
Take rate	8.7%	7.2%
Basis of Presentation
We currently conduct our business through two operating segments, namely our travel marketplace, which is our transactional business serving travelers directly or through travel affiliates, and our software-as-a service (“SaaS”) platform. See Notes 2 and 18 to the accompanying consolidated financial statements for the years ended December 31, 2023 and 2022 included in Part II, Item 8 of this Annual Report on Form 10-K for more information on basis of presentation and operating segments, respectively.
Components of Results of Operation
Revenues, Net
We generate commissions revenue by providing online travel reservation services, primarily for airline ticket sales, and to a lesser extent, for reservation of hotel accommodations, booking of car rentals, and other travel services. We also earn incentives from (1) airlines and GDS service providers for achieving volume targets and (2) on transacted amounts from fintech programs held with banks and financial institutions, which we leverage in our payment processing and settlement platform. Our fintech programs include a wide array of payment options, such as credit cards, wallets, alternate payment methods, and next generation fraud protection tools. We primarily facilitate travel bookings and act as the agent in the transaction as the travel supplier is responsible for providing the travel services, and we do not control the travel services provided to the traveler. At the point in time when a travel booking service is performed and the Company’s single performance obligation has been fulfilled, the Company makes an estimate for variable consideration based on cumulative bookings, which is calculated per applicable pricing tier. Additionally, when the same travel booking is processed, the Company makes an estimate for variable consideration for the traveler taking the trip, to the extent that there is a risk of significant reversal constraining the variable consideration, until the trip is taken, since the occurrence of the trip is influenced by outside factors, such as the actions of travelers and weather conditions. We also generate revenue by providing subscription-based platform access that offers businesses and consumers the ability to purchase travel services directly on the platform.
Sales and Marketing Expenses
Sales and marketing expenses are generally variable in nature and consist primarily of: (1) credit cards and other payment processing fees associated with merchant transactions; (2) advertising and affiliate marketing costs; (3) fees paid to third parties that provide call center, website content translations, fraud protection services and other services; (4) customer relations costs; and (5) customer chargeback provisions.

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
General and Administrative
General and administrative expenses consist primarily of: (1) occupancy and office expenses; (2) fees for outside professionals, including legal and accounting services; (3) audit and tax fees; and (4) other miscellaneous expenses, including changes in the fair value of acquisition earnouts. We expect to incur additional general and administrative expenses as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the SEC and stock exchange listing standards, additional insurance expenses (including directors’ and officers’ insurance), investor relations activities and other administrative and professional services. We also expect to increase the size of our general and administrative functions to support the growth of our business. However, we anticipate general and administrative expenses to decrease as a percentage of revenue over the long term.
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
Other Income (Expense)
Other income (expense) consists primarily of: (1) interest income; (2) interest expense; (3) other income and expense, (4) changes in the fair value of our private warrant liability and (5) net expenses incurred on the LBF US divestiture and LBF US transition services. Interest expense relates to interest on loans, amortization of debt issuance costs, and interest associated with Orinter and Interep’s operations for upfront collection of other receivables partnered with financing institutions. Interest income was recorded from the Mondee Group Note for our related party loan settled upon the consummation the Business Combination. Other expenses include realized gains and losses on foreign currency exchange.
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
Results of Operations
Comparison of Years Ended December 31, 2023 and 2022
We have derived this data from our audited consolidated financial statements for the years ended December 31, 2023 and 2022 included in Part II, Item 8 of this Annual Report on Form 10-K, and this information should be read in conjunction therewith. The results of historical periods are not necessarily indicative of our results of operations for any future period. The following tables set forth our audited consolidated statement of operations as well as other financial data that our management considers meaningful for 2023 and 2022:

	Year Ended December 31,
	2023	2022	$ Change	% Change
	($ in thousands)
Revenues, net	$223,325	$159,484	$63,841	40%
Operating expenses
Sales and marketing expenses	153,708	114,111	39,597	35%
Personnel expenses	43,280	82,057	(38,777)	(47)%
General and administrative expenses	23,191	9,662	13,529	140%
Information technology expenses	4,820	5,333	(513)	(10)%
Provision for credit losses, net	393	312	81	26%
Depreciation and amortization	16,068	11,770	4,298	37%
Restructuring expense, net	2,371	2,542	(171)	(7)%
Total operating expenses	243,831	225,787	18,044	8%
Loss from operations	(20,506)	(66,303)	45,797	(69)%
Other income (expense)
Interest income	1,053	637	416	65%
Interest expense	(35,374)	(26,654)	(8,720)	33%
Gain on extinguishment of PPP loan	—	2,009	(2,009)	(100)%
Changes in fair value of warrant liability	1,156	(108)	1,264	(1170)%
Other income (expense), net	(9,677)	308	(9,985)	(3242)%
Total other expense, net	(42,842)	(23,808)	(19,034)	80%
Loss before income taxes	(63,348)	(90,111)	26,763	(30)%
Benefit from (provision for) income taxes	2,531	(127)	2,658	(2093)%
Net loss	$(60,817)	$(90,238)	$29,421	(33)%
Revenues, net

	Year Ended December 31,
	2023	2022	$ Change	% Change
	($ in thousands)
Revenue from travel marketplace	$222,075	$157,473	64,602	41%
Revenue from SaaS Platform	1,250	2,011	(761)	(38)%
Revenues, net	223,325	159,484	63,841	40%

Revenues, net for the year ended December 31, 2023 increased by $63.8 million, or 40%, compared to the same period in 2022. The increase was primarily driven by the additional revenues associated with the acquisitions of Orinter, Interep, Consolid and Skypass during 2023 on the Company's integrated technology platform. The Company merged customers and supplier relationships from the business acquisitions into consolidated operations, as such, separating revenues specifically from these acquired entities in future periods becomes impractical.

The revenues, net increase is primarily contributed by our travel marketplace segment. Revenues from our travel marketplace segment for the year ended December 31, 2023 increased by $64.6 million, or 41%, compared to the same period in 2022. Specifically, for the year ended December 31, 2023 we saw an increase of $60.9 million or 55%, for commission revenues earned on airline ticket sales, hotel accommodations, car rental bookings, and other travel services. For the year ended December 31, 2023, we saw an increase of $2.8 million or 8%, from incentive revenues earned from GDS service providers and airline suppliers. For the year ended December 31, 2023 we saw an increase of $0.9 million or 7% in revenues from incentives earned from our Fintech program partners based on the payment settlements processed on our platform.

The revenue growth in our travel marketplace segment in 2023 was primarily contributed by a 20% increase in the value of gross bookings and a 36% increase in the number of transactions processed in our travel marketplace, during the year ended December 31, 2023, as compared to 2022. Refer to our Operating Metrics for further details.
Sales and Marketing Expenses
Sales and marketing expenses for the year ended December 31, 2023 increased by $39.6 million, or 35%, compared to the same period in 2022. The increase was primarily driven by an increase in affiliate marketing of $46.5 million, credit card fees of $3.4 million associated with merchant transactions and general marketing expense of $2.0 million, which grew by 58% in aggregate over the prior period, consistent with the increase in net revenue growth. These increases were partially offset by a decrease in web advertising expense of $13.1 million for the year ended December 31, 2023 compared to the same period in 2022.
Personnel Expenses
Personnel expenses for the year ended December 31, 2023 decreased by $38.8 million, or 47%, compared to the same period in 2022. The decrease was primarily attributable to the net decrease in stock-based compensation of $48.2 million and the increase in payroll expense due to headcount growth of $10.2 million along with business combinations during 2023. The net decrease in stock-based compensation was due to the Earn-Out Shares and restricted stock units issued as a result of the Business Combination in 2022 of $60.2 million partially offset by equity awards issued in 2023.
General and Administrative Expenses
General and administrative expenses for the year ended December 31, 2023 increased by $13.5 million, or 140%, compared to the same period in 2022. The growth year-over-year resulted from expansion of the business through acquisitions, which included added costs of $4.7 million from newly acquired companies, an increase of $1.9 million in legal fees related to acquisitions, an increase of $1.2 million in other acquisition related costs, $1.0 million in transaction filing fees and related expenses that occur as a public company engaged in such transactions, and another $2.7 million for change in fair value of earn-outs relating to the acquisitions. The payout of the earn-outs is dependent on operating financial results of the newly acquired companies where an assessment of the payout is remeasured quarterly.
IT Expenses
IT expenses for the year ended December 31, 2023 decreased by $0.5 million, or 10%, compared to the same period in 2022. The decrease was primarily due to a decrease in web hosting and software costs and expenses.
Provision for Credit Losses
Provision for credit losses for the year ended December 31, 2023 increased by $0.1 million, or 26%, compared to the same period in 2022, consistent directionally with increased revenues.

Depreciation and Amortization
Depreciation and amortization expenses for the year ended December 31, 2023 increased by $4.3 million, or 37%, compared to the same period in 2022. The increase was primarily due to the Company’s 2023 acquisitions resulting in additional intangible assets for customer relationships and trade names.
Restructuring Expense, Net
Restructuring expense, net for the year ended December 31, 2023 decreased by $0.2 million, or 7% compared to the same period in 2022. In 2022 restructuring activities took place at offshore office locations to reduce the size of the workforce to optimize efficiency and reduce costs. In 2023 other changes to right-size headcount were performed in alignment with business strategy.
Interest Income
Interest income for the year ended December 31, 2023 increased by $0.4 million, or 65%, compared to the same period in 2022. The increase was a function of higher interest rates paid on balances outstanding on which interest was earned.
Interest Expense
Interest expense for the year ended December 31, 2023 increased by $8.7 million, or 33%, compared to the same period in 2022. The increase was primarily due to $5.4 million of increase in our outstanding Term Loan balance as well as market increases in the SOFR benchmark, which impacts our stated interest on the Term Loan, and $3.4 million of interest associated with Orinter and Interep’s operations for upfront collection of other receivables partnered with financing institutions in Brazil.
Gain on Extinguishment of PPP Loan
There was a decrease year-over-year as resolution in 2022 on PPP loans was a one-time event.
Changes in Fair Value of Warrant Liability
Changes in fair value of warrant liability for the year ended December 31, 2023 resulted in a gain of $1.3 million, or 1170%, compared to the same period in 2022. The increase was primarily due to the decrease in fair value of the Company’s private placement warrants during the year ended December 31, 2023 from the decline of the Company’s stock price.
Other (Income) Expense
Other income for the year ended December 31, 2023 decreased by $10.0 million, or 3,242%, compared to the same period in 2022. The decrease was primarily due to net expenses incurred on LBF US transition services.
Income Taxes
The provision for income taxes for the year ended December 31, 2023 decreased by $2.7 million, or 2,093%, compared to the provision for income tax for year ended December 31, 2022, mainly driven the release of valuation allowance as a result of acquisitions that created deferred tax liabilities that can be considered as a future source of taxable income. Additionally, the Company has a temporary income tax rate holiday of zero percent in Brazil, which applies to the Orinter and Interep acquisitions.
Non-GAAP Financial Measures
In addition to our financial results determined in accordance with U.S. GAAP, we believe the following non-GAAP measures are useful in evaluating our operating performance. We use the terms “Adjusted EBITDA”, “Adjusted Net Loss” and “Adjusted Net Loss Per Share” to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe that these non-GAAP financial measures, when taken together with the corresponding U.S. GAAP financial measures, provides meaningful supplemental information regarding our performance by excluding certain items that may not be indicative of our business, results of operations, or outlook. We consider Adjusted EBITDA, Adjusted Net Loss and Adjusted Net Loss Per Share to be important non-GAAP financial measures, because they illustrate underlying trends in our business and our historical operating performance on a more consistent basis. We believe that the use of Adjusted EBITDA, Adjusted Net Loss and Adjusted Net Loss Per Share are helpful to our investors in assessing the health of our business and our operating performance.

In addition, we believe the following non-GAAP measure, “Free Cash Flow”, is helpful in evaluating our liquidity. We use Free Cash Flow to measure cash generated internally that is available to service debt and fund inorganic growth or acquisitions and believe that this measure provides meaningful supplemental information regarding our liquidity. We consider Free Cash Flow to be an important non-GAAP financial measure because it illustrates underlying trends in our business and is helpful to our investors in assessing our liquidity.

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

Because Adjusted EBITDA facilitates internal comparisons of our historical operating performance on a more consistent basis, we use this measure for business planning purposes. We define Adjusted EBITDA as net loss before (1) depreciation and amortization; (2) provision for income taxes; (3) interest expense, net; (4) other income (expense), net; (5) stock-based compensation and the related payroll tax expense; (6) restructuring and related costs; (7) acquisition-related costs (including bank fees, due diligence fees, etc.); (8) legal costs pertaining to acquisitions, and other filings which are not ordinary and outside the course of our business; (9) changes in fair value attributable to earn-out and warrant liabilities and (10) other non-recurring expenses and transactions. For the periods presented, non-recurring transactions includes gain on extinguishment of PPP loan.

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

The following table reconciles net loss to Adjusted EBITDA for the years ended December 31, 2023 and 2022, respectively:

	Year Ended December 31,
	2023	2022	$ Change	% Change
	($ in thousands)
Net loss	$(60,817)	$(90,238)	$29,421	(33)%
Interest expense, net	34,321	26,017	8,304	32%
Stock-based compensation expense	13,787	62,042	(48,255)	(78)%
Depreciation and amortization	16,068	11,770	4,298	37%
Provision for income taxes	(2,531)	127	(2,658)	(2093)%
LBF US divestiture and transition service expense	9,100	—	9,100	—%
Changes in fair value of earn-out liabilities	2,707	—	2,707	—%
Legal expenses pertaining to acquisitions	952	744	208	28%
Acquisition costs	1,238	—	1,238	—%
Transaction filing fees and related expenses	2,687	—	2,687	—%
Changes in fair value of warrant liability	(1,156)	108	(1,264)	(1170)%
Restructuring expense, net	2,371	2,542	(171)	(7)%
Other expense (income), net	577	(308)	885	(287)%
Payroll tax expense related to stock-based compensation	214	—	214	—%
Extinguishment of PPP Loan	—	(2,009)	2,009	(100)%
Warrant transaction expense	—	326	(326)	(100)%
Sale of export incentives	—	760	(760)	(100)%
Adjusted EBITDA	$19,518	$11,881	$7,637	64%
Adjusted Net Loss and Adjusted Net Loss Per Share
Adjusted Net Loss and Adjusted Net Loss Per Share are key performance measures that our management uses to assess our operating performance which provides useful information to investors, analysts and rating agencies. By reporting Adjusted Net Loss and Adjusted Net Loss Per Share, we provide a basis for comparison of our business operations between current, past and future periods by excluding items that we do not believe are indicative of our core operating performance

We define Adjusted Net Loss as net loss before (1) stock-based compensation expense; (2) amortization of intangibles; (3) provision for income taxes; (4) certain other operating expenses.

The following table reconciles net loss to Adjusted Net Loss for the years ended December 31, 2023 and 2022, respectively:

	Year Ended December 31,
	2023	2022	$ Change	% Change
	($ in thousands)
Net loss	$(60,817)	$(90,238)	$29,421	(32.6)%
Stock-based compensation expense	13,787	62,042	(48,255)	(77.8)%
Amortization of intangibles	9,539	6,338	3,201	50.5%
Income tax provision	(2,531)	127	(2,658)	(2092.9)%
Certain other operating expenses[1]	17,899	1,651	16,248	984.1%
Adjusted net loss	$(22,123)	$(20,080)	$(2,043)	10.2%
1Includes LBF US divestiture and transition service expense, changes in fair value of earn-out liabilities, legal expenses pertaining to acquisitions, restructuring expense, acquisition costs, transaction filing fees and related expenses, and changes in fair value of warrant liabilities, which are not ordinary and outside the course of our business.

We define Adjusted Net Loss Per Share as the per share earnings based on the Company’s Adjusted Net Loss attributable to common stockholders, which includes dividends accrued for preferred stockholders, in the respective periods presented. The following table reconciles net loss per share to Adjusted Net Loss per share for the years ended December 31, 2023 and 2022, respectively:

	Year Ended December 31,
	2023	2022
	($ in thousands, except per share values)
Net loss	$(60,817)	$(90,238)
Cumulative dividends allocated to preferred stockholders	(11,557)	—
Net loss attributable to common stockholders, basic and diluted	$(72,374)	$(90,238)
Weighted average shares outstanding, basic and diluted	77,213,602	67,368,620
Basic and diluted net loss per share	$(0.94)	$(1.34)
Adjusted net loss	$(22,123)	$(20,080)
Cumulative dividends allocated to preferred stockholders	(11,557)	—
Adjusted net loss attributable to common stockholders, basic and diluted	$(33,680)	$(20,080)
Weighted average shares outstanding, basic and diluted	77,213,602	67,368,620
Adjusted net loss per share	$(0.44)	$(0.30)
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

The following table reconciles net cash used in operating activities to Free Cash Flows for the years ended December 31, 2023, and 2022, respectively:

	Year Ended December 31,
($ in thousands)	2023	2022	$ Change	% Change
Net cash used in operating activities(1)(2)	$(21,879)	$(10,612)	$(11,267)	106%
Capital expenditures	$(11,747)	$(7,267)	$(4,480)	62%
Free cash flows	$(33,626)	$(17,879)	$(15,747)	88%
(1) Included cash paid for interest expenses on the Company’s Term Loan and Orinter shorter term loan, for the years ended December 31, 2023, and 2022 of $17.2 million and $10.8 million, respectively.
(2) Included cash paid for LBF US transition services for the year ended December 31, 2023 of $7.7 million. No cash was paid for LBF US transition services for the year ended December 31, 2022.
Liquidity and Capital Resources
Sources of Liquidity
To date, our principal sources of liquidity have been payments received from our revenue arrangements and financing arrangements with banks and financial institutions. As of December 31, 2023, we had $36.0 million of cash, cash equivalents, restricted cash and short-term investments held for working capital purposes and a TCW LOC available for draw down of $15.0 million. $13.9 million of our cash balance was held by our foreign subsidiaries outside of the United States. The Company is compliant with its debt covenants for the Term Loan as of December 31, 2023.

During the fourth quarter 2023, we distributed approximately $6.0 million from Orinter. However, this distribution was not subject to Brazilian withholding taxes or incremental U.S. income tax. In the event that we repatriate additional funds from our foreign subsidiaries, we may need to accrue and pay additional withholding taxes payable to various countries. As of December 31, 2023, our intent is to reinvest these accumulated funds outside of the United States, unless such funds can be repatriated without material tax consequences.

Accordingly, no deferred taxes have been provided for withholding taxes, U.S. state income taxes or other taxes that would result upon repatriation of approximately $21.9 million of undistributed earnings from these foreign subsidiaries as those earnings and any excess of financial reporting over the tax basis of these foreign subsidiaries are indefinitely reinvested. It is not practicable to estimate income tax liabilities that might be incurred if such earnings were remitted to the United States due to the complexity of the underlying calculation. The majority of the undistributed earnings would have been previously-taxed for U.S. federal income taxes as a result of the 2017 U.S. Tax and Jobs Act. Although we have no intention to repatriate the undistributed earnings of our foreign subsidiaries for the foreseeable future, if such funds are needed for operations in the United States, to the extent applicable and material, we will revise future filings to address the potential tax implications.

Although we have incurred net loss and accumulated deficit and net cash outflow from operations during the years ended December 31, 2023 and 2022, in our opinion, our liquidity position provides sufficient capital resources to meet our foreseeable cash needs. There can be no assurance, however, that the cost or availability of future borrowings, including refinancing activities, if any, will be available on terms acceptable to us.

In addition, we have a shelf registration statement on file with the SEC. Specific information on the terms of and the securities being offered will be provided at the time of the applicable offering. Proceeds from any future offerings are expected to be used for corporate purposes or other purposes to be disclosed at the time of offering.
Financial Position
As of December 31, 2023, we were required to make debt repayments, consisting of interest and principal, aggregating to $194.7 million in the following 12 month. As of December 31, 2023, we had $28.0 million of unrestricted cash and cash equivalents, $8.0 million of restricted cash and short-term investments, and $15.0 million in the unused TCW LOC. Subsequent to December 31, 2023, the Thirteenth Amendment on the Term Loan was executed on March 11, 2024, and provided for an extension of the maturity date to March 31, 2025. The amended Term Loan and Orinter short-term loan provides for debt payments ranging from $26.0 million to $34.0 million due within 12 months from the date of issuance of the consolidated financial statements. The debt payments comprise of principal, interest, and debt amendment fees. We have the option to refinance our Term Loan prior to maturity, and if the Term Loan is not refinanced by April 2024, we are subject to refinancing fees payable on the Term Loan at 0.50% of the outstanding principal balance starting April 2024 and every month thereafter.

As of the date on which our consolidated financial statements for the year ended December 31, 2023, we believe that the cash on hand, cash generated from operating activities, and access to funds under our LOC with TCW will satisfy our working capital and capital requirements for at least the subsequent 12 months.
Cash Flow Summary for the Years Ended December 31, 2023 and 2022
The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
	2023	2022
	($ in thousands)
Net cash used in operating activities	$(21,879)	$(10,612)
Net cash used in investing activities	(34,045)	(7,422)
Net cash provided by financing activities	5,369	81,734
Effect of exchange rate changes on cash, cash equivalents and restricted cash and short-term investments	17	(365)
Net (decrease)/increase in cash, cash equivalents and restricted cash and short-term investments	$(50,538)	$63,335
Cash Used in Operating Activities
During the year ended December 31, 2023, cash used in operating activities was $21.9 million. The primary factors affecting our operating cash flows during this period were our net loss totaling $60.8 million, which was offset by non-cash charges of $45.8 million primarily consisting of stock-based compensation of $13.8 million, PIK interest expense of $9.4 million, amortization of loan origination costs of $8.8 million, depreciation and amortization of $16.1 million, non-cash lease expense and impairment charges of $1.0 million, and the change in the estimated fair value of earn-out consideration and warrants of $1.6 million, which were partially offset by deferred taxes of $3.4 million. Cash used from changes in our operating assets and liabilities was $6.9 million, primarily owing to $24.3 million increase in accounts receivable and $7.0 million increase in contract assets which were partially offset by a $24.7 million increase in accounts payable. The increases in these net working capital accounts is primarily due to our acquisitions in 2023. The increase in our accounts payable was also due to the one-off LBF transition service expenses paid along with the LBF divestiture transaction in 2023.

During the year ended December 31, 2022, cash used in operating activities was $10.6 million in cash. The primary factors affecting our operating cash flows during this period were our net loss of $90.2 million, offset by our non-cash charges of $86.8 million primarily consisting of PIK interest expense of $9.0 million, depreciation and amortization of $11.8 million, and stock-based compensation expense of $62.0 million. This reduction attributable to non-cash charges was offset by a $2.0 million on forgiveness of our PPP loan. The cash used from changes in our operating assets and liabilities was $7.2 million, which was primarily due to a $11.9 million increase in accounts receivable, $2.1 million increase in prepaid expenses and other current assets and a $1.9 million increase in contract assets, partially offset by a $10.6 million increase in accounts payable.
Cash Used in Investing Activities
During the year ended December 31, 2023, cash used in investing activities was $34.0 million, which was primarily due to cash paid for the acquisitions of Orinter, Interep, Consolid, and Skypass and the purchase of property, equipment and software.

During the year ended December 31, 2022, cash used in investing activities was $7.4 million, which was primarily due to the purchase of property, equipment and software.
Cash Provided by Financing Activities
During the year ended December 31, 2023, cash provided by financing activities was $5.4 million, primarily due to the proceeds from additional borrowings of $17.6 million and the preferred round of financing of $11.3 million. The cash provided by financing activities were partially offset by stock repurchases of $10.0 million, repayment of principal on our Term Loans of $6.6 million, and payment of offering costs of $4.5 million.

During the year ended December 31, 2022, cash provided by financing activities was $81.7 million, primarily due to the proceeds from the closing of the Business Combination and the preferred round of financing.
Our material cash requirements as of December 31, 2023 include the following:
•Term Loan — Principal and interest payments related to our outstanding Term Loan. As of December 31, 2023, we had a carrying book value of $161.5 million. See Note 10 to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further information. Subsequent to December 31, 2023, the Thirteenth Amendment on the Term Loan was executed on March 11, 2024, and provided for an extension of the maturity date to March 31, 2025.
•Operating Lease Obligations — Fixed lease payments related to our operating leases. As of December 31, 2023, we had outstanding operating lease obligations of $3.7 million, with $1.6 million payable within 12 months. See Note 15 to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further information.
•Commercial Commitments — The Company has commercial commitments arising in the normal course of business of the industry in which it operates. Under the terms of such contracts, the Company receives cash in advance for production goals over a period of several years. In the event of under-performance or termination of the applicable contract, the Company may be obligated to repay amounts still to be earned. At December 31, 2023, the Company had an unearned balance of $15.6 million in the aggregate on such contracts.
Critical Accounting Estimates
The preparation of the consolidated financial statements and related disclosures in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We use our judgment to determine the appropriate assumptions to be used in the determination of certain estimates and we evaluate our estimates on an ongoing basis. Estimates are based on historical experience, terms of existing contracts, our observance of trends in the travel industry, and on various other assumptions that we believe to be reasonable under the circumstances. Our actual results may differ from these estimates under different assumptions or conditions. Our critical accounting estimates supplement, but not duplicate, the description of accounting policies or other disclosures in the notes to the financial statements. Matters that involve significant estimates and judgments of management include the following:
Revenue Recognition
We make several estimates in our revenue recognition process that affect the net revenues presented on our consolidated statements of operations.
The majority of our revenues are generated from Travel Transaction Revenues by providing online travel reservation services, which principally allow travelers to book travel reservations with travel suppliers through our technology solutions. In addition, we generate Fintech Program Revenues which are commission revenues from banks and financial institutions based on the travel booking spend processed through fintech programs partnered with our platform. At the point in time when a travel booking service is performed and the Company’s single performance obligation has been fulfilled, the Company makes an estimate for variable consideration based on cumulative booking, which is calculated per applicable pricing tier. Additionally, when the same travel booking is processed, the Company makes an estimate for variable consideration for the traveler taking the trip, to the extent that there is a risk of significant reversal constraining the variable consideration, until the trip is taken, since the occurrence of the trip is influenced by outside factors, such as the actions of travelers and weather conditions.

We earn incentives from airline companies based on the volume of airline ticket bookings that have flown. We also receive incentives from our GDS service providers based on the volume of segment bookings mediated by us through the GDS systems. The periods in which the contractual targets are based on range from months to years. The rate at which the Company earns the incentives from airline companies and GDS service providers, or travel suppliers, is subject to fluctuations, as the incentive amount earned on any given day is contingent on the cumulative prior performance under contract. Additionally, some travel supplier contracts have tiered level pricing where the incentive rate applied depends on several performance targets specified in the contract. At the end of each reporting period, the Company estimates the incentives earned based on pricing tier the Company will most likely fall under after considering the accumulative bookings. Revenue earned and recognized relating to incentives with airline companies and GDS service providers will be estimated to the extent that it is probable that a significant reversal of any incremental revenue will not occur.

Valuation of Goodwill, Definite-Lived Intangible Assets, and Indefinite-Lived Intangible Assets

The application of the acquisition method of accounting for business combinations requires the use of significant estimates and assumptions to determine the fair value of the assets acquired and liabilities assumed. Our estimates of the fair value are based upon assumptions that we believe are reasonable. When we deem appropriate, we utilize assistance from third-party valuation firms. The consideration transferred is allocated to the assets acquired and liabilities assumed based on their respective fair values at the acquisition date. The excess of the consideration transferred over the net of the amounts allocated to the identifiable assets acquired and liabilities assumed is recognized as goodwill.

We review long-lived intangible assets whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The assessment of possible impairment is based upon the ability to recover the carrying value of the assets from the estimated undiscounted future net cash flows, before interest and taxes, of the related asset group.

Goodwill increased during the year ended December 31, 2023 due to the acquisitions of Orinter, Interep, Consolid, and Skypass, and was partially offset by the divestiture of LBF US. See Note 7 to our consolidated financial statements for additional information related to the acquisitions.

We test goodwill for impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We have two reporting units and test goodwill for each respective reporting unit. In prior years, our annual goodwill impairment tests were performed as of December 31. During the third quarter of 2023, the Company voluntarily changed its annual goodwill impairment test date from December 31 to October 1, as the new date of the assessment better aligns with the Company's long-term business planning process. This change was not material to the Company's consolidated financial statements as it did not delay, accelerate, or avoid any potential goodwill impairment charge.

The estimated fair value of our two reporting units was determined using the income approach valuation technique by discounting the Company’s future cash flows and further corroborated by the market approach. The discount rate in the income approach is determined based on the reporting unit’s estimated weighted-average cost of capital and adjusted to reflect the risks inherent in its cash flows, which requires significant judgments. As of October 1, 2023, we performed our annual goodwill impairment test that resulted in the calculation of fair value of the respective reporting units that substantially exceeded carrying value. Therefore, the Company concluded that there was no impairment of goodwill.

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
Earn-Out Liabilities
See Note 5 to our consolidated financial statements for additional information related to the Company’s fair value measurements. When little or no market data is available, the fair value is measured using unobservable inputs (“Level 3 inputs”). Our liabilities measured using Level 3 inputs primarily consist of earn-out liabilities acquired from acquisitions. The fair value of earn-out liabilities are estimated using the Monte Carlo simulation method. In determining the fair value, the following factors were considered: the expected future financial performance of the acquired entities, the underlying financial metric on which the earn-out payment is based upon, historical financial performance, and the Company’s credit risk.
Equity-Classified Earn-Out Shares
The Company issued earn-out shares as part of the reverse recapitalization that closed on July 18, 2022 and these earn-out shares vest based on the trading price of the Company’s Common Stock. The earn-out was determined to be equity-classified, and the Company estimates the fair value of the award on the date the shares are allocated to a holder. The Company obtains a third-party valuation to determine the fair value. The Monte Carlo method was used to determine the expected value of the earn-out shares to be vested by simulating our Common Stock price from the allocation date to the end of the vesting period. The income approach was used to determine the fair value of the award on the allocation date, which includes estimating future cash flows to be received by the award owners over the economic life of the award and converting the cash flows to their present value equivalents using an appropriate discount rate that accounts for the relative risk of not realizing the annual cash flows and for the time value of money.
Recent Accounting Pronouncements
See Note 2 — Summary of Significant Accounting Policies, to our consolidated financial statements for the years ended December 31, 2023 and 2022 included in Part II, Item 8 of this Annual Report on Form 10-K for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of the date of this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable for a smaller reporting company.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
This information required by this item is presented at the end of this Annual Report on Form 10-K beginning on page F-1, and is incorporated herein by reference. An index of the financial statements filed as part of this Annual Report on Form 10-K is on page F-1.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
As previously reported on a Current Report on Form 8-K filed with the SEC on July 6, 2023, our Board approved the engagement of Deloitte & Touche LLP as the Company’s independent registered public accounting firm to audit the Company’s consolidated financial statements for the years ended December 31, 2023, included in Part II, Item 8 of this Annual Report on Form 10-K. Accordingly, KNAV P.A. served as independent registered public accounting firm of the Company’s interim period ended March 31, 2023, fiscal years ended December 31, 2022, the fiscal years ended December 31, 2021 and 2020 of Mondee Holdings II, Inc. and its subsidiaries, was informed on July 6, 2023 that it was dismissed.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due to the material weaknesses in our internal controls over financial reporting described below.
Management’s Report on Internal Controls over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management evaluated the effectiveness of internal control over financial reporting based upon the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on that evaluation, Management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2023, due to the material weaknesses described below.
Material Weaknesses Identified
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The Company did not maintain controls to execute the criteria established in the COSO Framework for the control environment, risk assessment, control activities, information and communication, and monitoring components, which resulted in control deficiencies that constitute material weaknesses, either individually or in the aggregate, within each component of the COSO Framework. The material weaknesses in these components of the COSO Framework resulted from the lack of a sufficient complement of qualified personnel within the Company’s accounting functions:
Control Environment
The Company did not design and implement an effective control environment based on the criteria established in the COSO Framework. The Company did not maintain a sufficient complement of personnel with appropriate levels of knowledge, experience, and training in accounting and internal control matters commensurate with the nature, growth and complexity of the Company’s business. The lack of sufficient appropriately skilled and trained personnel contributed to our failure to: (i) design and implement certain risk-mitigating internal controls; and (ii) consistently operate our internal controls.

The control environment material weaknesses contributed to other material weaknesses within our system of internal control over financial reporting in the following COSO Framework components:
Risk Assessment
The Company did not design and implement an effective risk assessment based on the criteria established in the COSO Framework. The control deficiencies constitute material weaknesses, either individually or in the aggregate, relating primarily to: (i) identifying and analyzing risks to achieve its objectives; (ii) considering the potential for fraud in assessing risks; and (iii) identifying and assessing changes in the business that could impact our system of internal controls.
Control Activities
The Company did not design and implement effective control activities based on the criteria established in the COSO Framework in certain processes. The control deficiencies constitute material weaknesses, either individually or in the aggregate, primarily relating to:
1.Lack of segregation of duties related to the ability to create, approve and post journal entries within the Company’s general ledger system.
2.Lack of effectively designed and implemented controls to review and approve account reconciliations at the appropriate level of precision, with appropriate supporting documentation.
3.Lack of effectively designed and implemented controls to assess and review the accounting treatment for significant events, significant accounting policies, and significant accounting estimates, including the establishment of appropriate communication channels for the timely dissemination of information.
4.Lack of effectively designed and implemented controls to review and approve work performed by management’s third-party consultants related to the measurement of certain instruments, as well as income-tax related balances.
5.Inadequate design, implementation and maintenance of information systems controls including access security and change management controls that enable the Company to generate and use relevant quality information to support a functioning control environment.
6.Failure to timely recognize material transactions related to revenue, which includes the appropriate evaluation of revenue recognition based on terms of the Company’s contracts, with appropriate review by management including review of both internal and external information.
7.Lack of effectively designed and implemented controls over account balances and transactions at newly-acquired subsidiaries.
Information and Communication
The Company did not design and implement effective information and communication activities based on the criteria established in the COSO Framework. The Company did not consistently operate controls for generating and using relevant quality information and did not establish communication protocols to support the functioning of internal controls.
Monitoring
The Company did not design and implement effective monitoring activities based on the criteria established in the COSO Framework. The material weakness in the monitoring activities resulted from the Company’s lack of effective ongoing evaluation to ascertain whether the components of internal controls are present and functioning, and as a result, the inability to communicate all relevant internal control deficiencies in a timely manner to those parties responsible for taking corrective action.
The above material weaknesses have the potential to cause material accounting errors in substantially all financial statement account balances and disclosures if not remediated on a timely basis.
Remediation Plans and Status
We are in the process of, and we are focused on, designing and implementing effective measures to improve our internal controls over financial reporting and remediate the material weaknesses. Our remediation efforts to address the identified material weaknesses are ongoing. Our efforts include several actions:
• Hired and continue to hire qualified accounting and internal controls professionals with the appropriate level of experience and training to design, maintain and improve our accounting policies, procedures and controls to prevent and detect material misstatements related to the presentation and disclosures of the consolidated financial statements and review of third-party consultants. In 2023, we hired our Sr. Director Internal Controls and Compliance, Vice President of SEC Reporting and Technical Accounting, and Sr. Manager of SEC Reporting and Technical Accounting.
• In 2023, we completed several risk assessments, which assisted the Company in determining where risks exist. We will continue to expand and strengthen these assessments and continue to address these risks.
• Hired and continue to hire qualified staff and outside resources to segregate key functions within our financial and information technology processes supporting our internal control over financial reporting.
• Developed and continue to develop internal controls documentation, including comprehensive accounting policies and procedures to review account reconciliations. We will continue to design and implement control activities to mitigate risks identified and test the operating effectiveness of such controls.
• Designing and implementing additional control activities related to the review of the accounting treatment for significant events, significant accounting policies, and significant accounting estimates within our accounting and finance department, including those that are prepared by third-party consultants.
• Designing and implementing adequate information systems controls, including access security and change management controls.
• Designing and implementing additional control activities related to the review of material revenue transactions and the Company’s contracts related to revenue.
• Designing and implementing effective information and communication activities to support the functioning of internal controls.
• Designing and implementing effective monitoring activities to ascertain whether the components of internal controls are present and functioning.
We cannot assure you that the measures we have taken to date, and are continuing to implement, will be sufficient to remediate the material weaknesses we have identified or avoid potential future material weaknesses. While we believe the steps taken to date and those planned for future implementation will improve the effectiveness of our internal control over financial reporting, we have not completed all remediation efforts. The material weaknesses cannot be considered remediated until applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Accordingly, we will continue to monitor and evaluate the effectiveness of our internal control over financial reporting.
Attestation Report of Independent Registered Public Accounting Firm
This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm on internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”
Changes in Internal Control over Financial Reporting
Other than the material weakness remediation efforts described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item will be included in our definitive proxy statement (the “2024 Proxy Statement”) to be filed with the SEC within 120 days after our fiscal year ended December 31, 2023, in connection with the solicitation of proxies for our 2024 annual meeting of stockholders, including under the caption “Directors, Executive Officers, and Corporate Governance”, and is incorporated herein by reference.
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
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item will be included in our 2024 Proxy Statement, including under the headings “Executive Compensation” and “Directors, Executive Officers and Corporate Governance” and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
The information required by this Item will be included in our 2024 Proxy Statement, including under the headings “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management,” and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item will be included in our 2024 Proxy Statement, including under the headings “Directors, Executive Officers and Corporate Governance” and “Certain Relationships and Related Party Transactions,” and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item will be included in our 2024 Proxy Statement, including under the heading “Ratification of Approval of Independent Registered Public Accounting Firm,” and is incorporated herein by reference.

PART IV
ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are included in this Annual Report on Form 10-K:
1. Refer to Part II, Item 8 — Financial Statements and Supplementary Data.
2. All financial schedules have been omitted because the required information is either presented in the consolidated financial statements or the notes thereto or is not applicable or required.
3. Exhibits follow:

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
2.1	Business Combination Agreement, dated as of December 20, 2021, by and among ITHAX Acquisition Corp., ITHAX Merger Sub I, LLC, ITHAX Merger Sub II, LLC, and Mondee Holdings II, Inc.	8-K	001-39943	2.1	December 20, 2021
2.2†	Share Purchase and Sale Agreement by and among Mondee Brazil, LLC, Mondee Holdings, Inc., OTT Holding Ltda, Orinter Tour & Travel, S.A., and the other parties thereto, dated as of January 32, 2023.	8-K	001-39943	2.1	February 1, 2023
2.3†	Stock Purchase Agreement by and among Mondee Brazil, LLC, Mondee Holdings, Inc., Consolid Mexico Holding, S.A.P.I. de C.V., José Luis Castro Gómez, Abraham Shabot Cherem, Judith Guerra Aguijosa, and the other parties thereto, dated as of May 12, 2023.	8-K	001-39943	2.1	May 16, 2023
2.4†	Share Purchase and Sale Agreement by and among Mondee Brazil, LLC, Mondee Holdings, Inc., Diana Krepinsky Rodrigues, Cynthia Sherry Ann Krepinsky Rodrigues, and Interep Representações Viagens E Turismo S.A.. dated as of May 12, 2023	8-K	001-39943	2.1	May 16, 2023
2.5†	Stock Purchase Agreement between LBF Travel Management Corp. and Mondee, Inc., dated as of September 29, 2023	10-Q	001-39943	2.5	November 14, 2023
2.6†	Stock Purchase Agreement by and among Mondee Holdings, Inc., Mondee, Inc., Purple Grids, Inc., Joseph Vijay Raj John and the other sellers thereto, dated as of November 13, 2023.	8-K	001-39943	2.1	November 17, 2023
3.1	Amended and Restated Certificate of Incorporation of the Company	8-K	001-39943	3.1	July 20, 2022
3.2	Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock	8-K	001-39943	3.1	September 30, 2022
3.3	Amended and Restated Bylaws of the Company	8-K	001-39943	3.2	July 13, 2023
3.4	Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series A-1, Series A-2 and Series A-3 Preferred Stock	8-K	001-39943	3.1	October 23, 2023
3.5	Second Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series A-1, Series A-2 and Series A-3 Preferred Stock	8-K	001-39943	3.1	December 20, 2023
4.1	Specimen Unit Certificate	S-4	333-263727	4.1	March 21, 2022
4.2	Specimen Class A Common Stock Certificate	8-K	001-39943	4.1	July 20, 2022
4.3	Specimen Warrant Certificate	8-K	001-39943	4.2	July 20, 2022
4.4	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K/A	001-39943	4.4	April 19, 2023
4.5	Amended and Restated Warrant Agreement between Continental Stock Transfer & Trust Company and Mondee Holdings, Inc.	8-K	001-39943	4.3	July 20, 2022
4.6	Amendment No. 1 to Amended and Restated Warrant Agreement, dated October 18, 2022, by and between Mondee Holdings, Inc. and Continental Stock Transfer & Trust Company.	8-K	001-39943	10.1	October 21, 2022
4.7	Warrant Agreement, dated September 29, 2022, by and between the Company and Continental Stock Transfer & Trust Company	8-K	001-39943	10.3	September 30, 2022
4.7	Warrant Agreement, dated October 17, 2023, by and between the Company and Continental Stock Transfer & Trust Company	8-K	001-39943	10.3	October 23, 2023
4.9	Amended and Restated Warrant Agreement, dated December 14, 2023, by and between the Company and Continental Stock Transfer & Trust Company	8-K	001-39943	4.1	December 20, 2023

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
10.1	Form of PIPE Subscription Agreement	S-4	333-263727	Annex F	March 21, 2022
10.2	Stockholder Support Agreement, dated as of December 20, 2021, by and among ITHAX Acquisition Corp., and Mondee Holdings, LLC	S-4	333-263727	10.2	March 21, 2022
10.3	Sponsor Support Agreement, dated as of December 20, 2021, by and among ITHAX Acquisition Corp., Mondee Holdings II, Inc., and ITHAX Acquisition Sponsor LLC	S-4	333-263727	10.3	March 21, 2022
10.4+	Mondee Holdings, Inc. 2022 Equity Incentive Plan	S-4	333-263727	Annex D	March 21, 2022
10.5+	Mondee Holdings, Inc. 2022 Employee Stock Purchase Plan.	8-K	001-39943	10.8	July 20, 2022
10.6+	Form of Nonqualified Stock Option Agreement Pursuant to the Mondee Holdings, Inc. 2022 Equity Incentive Plan	S-4	333-263727	10.6	March 21, 2022
10.7+	Form of Restricted Stock Unit Agreement Pursuant to the Mondee Holdings, Inc. 2022 Equity Incentive Plan	S-4	333-263727	10.7	March 21, 2022
10.8	Registration Rights Agreement, dated July 18, 2022, by and among Mondee Holdings, Inc., ITHAX Acquisition Sponsor LLC, Mondee Holdings, LLC, and the other holders party thereto	8-K	001-39943	10.3	July 20, 2022
10.9+	Earn-Out Agreement, dated as of December 20, 2021, by and among ITHAX Acquisition Corp., and certain other parties thereto	8-K	001-39943	10.5	December 20, 2021
10.10	Letter Agreement, dated as of January 27, 2021, by and among ITHAX Acquisition Corp., ITHAX Acquisition Sponsor LLC, and ITHAX Acquisition Corp.’s officers and directors.	S-4	333-263727	10.11	March 21, 2022
10.11	Amended and Restated Securityholders Agreement, by and among Mondee Holdings, LLC, Mondee Group, LLC, Vajid Jafri, Prasad Gundumogula, Ramesh Punwami, Timothy Turner, Jeffrey Snetiker, Surjit Babra and any other executive employee of the Company or its Subsidiaries, who, at any time acquires securities of the Company and each of the Other Securityholders, dated as of May 1, 2020	S-4	333-263727	10.17	March 21, 2022
10.12†	Security Agreement Supplement to the Financing Agreement dated as of December 23, 2019, by and among Mondee Holdings, LLC and TCW Asset Management Company, LLC, dated as of September 4, 2020	S-4	333-263727	10.23	March 21, 2022
10.13	Subscription and Joinder Agreement, by and between Mondee Holdings, LLC and the “Subscribers”, dated as of May 5, 2020.	S-4	333-263727	10.28	March 21, 2022
10.14	Unit Purchase Agreement, by and between Mondee Holdings, LLC and the “Buyers”, dated as of May 1, 2020	S-4	333-263727	10.29	March 21, 2022
10.15	Form of Indemnification Agreement of Mondee Holdings, Inc.	8-K	001-39943	10.4	July 20, 2022
10.16+	Form of Board Services Agreement	8-K	001-39943	10.13	July 20, 2022
10.17+	Employment Agreement of Prasad Gundumogula	S-4-A	333-263727	10.44	May 20, 2022
10.18+	Employment Agreement of Jim Dullum.	S-4-A	333-263727	10.45	May 20, 2022
10.20+	Employment Agreement of Venkat Pasupuleti.	S-4-A	333-263727	10.47	May 20, 2022
10.21+	Employment Agreement of Orestes Fintiklis.	S-1-A	333-266277	10.21	September 7, 2022
10.22	Registration Rights Agreement, dated September 29, 2022, by and between the Company and the Subscribers.	8-K	001-39943	10.2	September 30, 2022

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
10.23	Consent and Amendment No. 7, dated as of July 8, 2022, by and among Mondee Holdings, LLC, TCW Asset Management Company LLC and the other parties thereto.	8-K	001-39943	10.14	July 20, 2022
10.24	Amendment to Consent and Amendment No. 7 to Financing Agreement, dated as of July 17, 2022 by and among Mondee Holdings, LLC and the lenders party thereto	8-K	001-39943	10.16	July 20, 2022
10.25	Waiver, Consent and Amendment No. 8 to the Financing Agreement, signed October 24, 2022, by and among Mondee Holdings, Inc., TCW Asset Management Company LLC, and the other parties thereto	8-K	001-39943	10.2	October 25, 2022
10.26†	Amendment No. 9 to Financing Agreement, dated as of January 11, 2023, by and among Mondee Holdings, Inc., TCW Asset Management Company LLC, and the other parties thereto	8-K	001-39943	10.2	January 18, 2023
10.27†	Amendment No. 10 to Financing Agreement, dated as of January 31, 2023, by and among Mondee Holdings, Inc., TCW Asset Management Company LLC, and the other parties thereto	8-K	001-39943	10.2	February 3, 2023
10.28	Form of Subscription Agreement, dated September 29, 2022, by and between the Company and each of the Subscribers.	8-K	001-39943	10.1	September 30, 2022
10.29	Amended and Restated Unit Issuance Agreement, dated of July 8, 2022, by and among Mondee Holdings, LLC and the lenders party thereto.	8-K	001-39943	10.15	July 20, 2022
10.30†	Financing Agreement, by and between Mondee Holdings, LLC and the “Borrowers,” the “Guarantors,” the “Lenders” and TCW Asset Management Company LLC, dated as of December 23, 2019, as amended	S-4-A	333-263727	10.43	June 13, 2022
10.31†	Amendment No. 9 to Financing Agreement, dated as of January 11, 2023, by and among Mondee Holdings, Inc., TCW Asset Management Company LLC, and the other parties thereto	8-K	001-39943	10.2	January 18, 2023
10.32†	Amendment No. 10 to Financing Agreement, dated as of January 31, 2023, by and among Mondee Holdings, Inc., TCW Asset Management Company LLC, and the other parties thereto	8-K	001-39943	10.2	February 3, 2023
10.33†	Share Pledge Agreement, by and between Mondee Brazil, LLC and Mondee, Inc., the “Lenders,” Orinter Viagens E Turismo S.A., and TCW Asset Management Company LLC, signed April 14, 2023, effective as of March 28, 2023.	8-K	001-39943	10.3	April 19, 2023
10.34+†	Employment Agreement, dated April 18, 2023, by and between Mondee Holdings, Inc. and Jesus Portillo.	8-K	001-39943	10.1	April 20, 2023
10.35+†	Employment Offer Letter, dated March 24, 2023, by and between Mondee Holdings, Inc. and Meredith Waters.	10-Q	001-39943	10.6	May 15, 2023
10.36†	Amendment No. 11 to Financing Agreement, dated as of October 13, 2023, by and among Mondee Holdings, Inc., TCW Asset Management Company LLC, and the other parties thereto	8-K	001-39943	10.2	October 17, 2023
10.37†	Subscription Agreement and Plan of Reorganization, dated October 17, 2023, by and between the Company and the Subscriber	8-K	001-39943	10.1	October 23, 2023
10.38†	Amended and Restated Registration Rights Agreement, dated October 17, 2023, by and between the Company and the Original Subscribers	8-K	001-39943	10.2	October 23, 2023
10.39†	Promissory Note, dated October 17, 2023, by and between the Company and the Subscriber	8-K	001-39943	10.2	October 23, 2023
10.40	Voting Agreement, dated October 17, 2023, by and between the Company and the stockholders named therein	8-K	001-39943	10.4	October 23, 2023

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
10.41†	Letter Agreement, dated October 17, 2023, by and between the Company and MS Investor	8-K	001-39943	10.5	October 23, 2023
10.42	Waiver to Financing Agreement, dated as of November 2, 2023, by and among Mondee Holdings, Inc., TCW Asset Management Company LLC, and the other parties thereto	8-K	001-39943	10.2	November 8, 2023
10.43+†	Employment Agreement, dated September 14, 2023, by and between Mondee Holdings, Inc. and Prasad Gundumogula	10-Q	001-39943	10.1	November 14, 2023
10.44+†	Restricted Stock Unit Agreement, dated September 14, 2023, by and between Mondee Holdings, Inc. and Prasad Gundumogula	10-Q	001-39943	10.2	November 14, 2023
10.45†	Subscription Agreement and Plan of Reorganization, dated December 14, 2023, by and between the Company and the MS Subscriber	8-K	001-39943	10.1	December 20, 2023
10.46†	Second Amended and Restated Registration Rights Agreement, dated December 14, 2023, by and between the Company and the Original Subscribers	8-K	001-39943	10.2	December 20, 2023
10.47+	Form of Award Agreement for Earn-Out Shares.	8-K	001-39943	10.1	January 8, 2024
10.48†	Amendment No. 12 to Financing Agreement, dated as of January 17, 2023, by and among Mondee Holdings, Inc., TCW Asset Management Company LLC, and the other parties thereto	8-K	001-39943	10.2	January 19, 2024
10.49†	Amendment No. 13 to Financing Agreement, dated as of March 11, 2024, by and among Mondee Holdings, Inc., TCW Asset Management Company LLC, and the other parties thereto	8-K	001-39943	10.2	March 12, 2024
16.1	Letter from Marcum LLP to the U.S. Securities and Exchange Commission as to the change in certifying accountant, dated as of July 18, 2022.	8-K	001-39943	16.1	July 20, 2022
16.2	Letter of KNAV P.A. to the U.S. Securities and Exchange Commission as to the change in certifying accountant, dated July 7, 2023	8-K	001-39943	16.2	July 7, 2023
19*	Insider Trading Policy
21*	List of Subsidiaries
23.1*	Consent of Deloitte & Touche LLP
23.2*	Consent of KNAV CPA LLP (formerly KNAV P.A.)
24*	Power of Attorney
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2022.
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2022.
32.1**	Certification of Chief Executive Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97*	Executive Compensation Clawback Policy
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Definition Linkbase Document
101.DEF	XBRL Definition Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and included as Exhibit 101)

*    Filed herewith.
**    Furnished herewith.
+    Indicates management contract or compensatory plan or arrangement.
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
Dated: March 29, 2024

MONDEE HOLDINGS, INC.

By:	/s/ Prasad Gundumogula
Name: Prasad Gundumogula
Title: Chief Executive Officer

MONDEE HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Mondee Holdings, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Mondee Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2023, the related consolidated statements of operations, comprehensive loss, changes in mezzanine equity and stockholders’ deficit and cash flows, for the year ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP
Austin, Texas
March 29, 2024

We have served as the Company’s auditor since 2023.

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

/s/ KNAV P.A.

Atlanta, Georgia
April 10, 2023
PCAOB ID - 2983

MONDEE HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (In thousands, except share and per share data)
	December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$27,994	$78,841
Restricted cash and short-term investments	7,993	8,639
Accounts receivable, net of allowance of expected credit losses of $5,185, and $4,861 as of December 31, 2023 and 2022, respectively	116,632	21,733
Contract assets, net of allowance of expected credit losses of $7 and $750 as of December 31, 2023 and 2022, respectively	13,228	5,794
Prepaid expenses and other current assets	7,250	4,673
Total current assets	$173,097	$119,680
Property and equipment, net	17,311	11,332
Goodwill	88,056	66,420
Intangible assets, net	102,029	57,370
Amounts receivable from related parties	43	—
Operating lease right-of-use assets	3,232	1,384
Deferred income taxes	752	237
Other non-current assets	7,871	1,674
TOTAL ASSETS	$392,391	$258,097
Liabilities, Redeemable Preferred Stock and Stockholders’ Deficit
Current liabilities
Accounts payable	114,989	33,749
Deferred underwriting fee	—	500
Amounts payable to related parties	42	13
Government loans, current portion	66	72
Accrued expenses and other current liabilities	25,115	9,319
Earn-out liability, net, current portion	4,843	—
Deferred revenue, current portion	5,686	5,828
Long-term debt, current portion	10,828	7,514
Total current liabilities	$161,569	$56,995
Deferred income taxes	12,334	307
Note payable to related party	201	197
Government loans, excluding current portion	142	159
Earn-out liability, net, excluding current portion	4,322	—
Warrant liability	137	1,293
Long-term debt, excluding current portion	150,679	126,882
Deferred revenue, excluding current portion	11,797	14,656
Operating lease liabilities, excluding current portion	2,561	1,620
Other long-term liabilities	8,073	2,713
Total liabilities	$351,815	$204,822
Commitments and contingencies (Note 14)

Redeemable Preferred Stock
Series A Preferred stock - 250,000,000 authorized, $0.0001 par value, 96,300 and 85,000 shares issued and outstanding as of December 31, 2023 and 2022, respectively (liquidation preference $110,180 and $87,323 as of December 31, 2023 and 2022, respectively)	105,804	82,597

MONDEE HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (In thousands, except share and per share data)
	December 31,
	2023	2022

Stockholders' deficit:
Common stock – 500,000,000 Class A and 250,000,000 Class C shares authorized, $0.0001 par value, 83,252,040 and 82,266,160 Class A shares issued and outstanding as of December 31, 2023 and 2022, respectively	8	7
Treasury stock - 4,623,532 and 0 shares of Class A Common Stock as of December 31, 2023 and 2022, respectively	(32,088)	—
Shareholder receivable	—	(20,336)
Additional paid-in capital	306,326	271,883
Accumulated other comprehensive losses	1,598	(621)
Accumulated deficit	(341,072)	(280,255)
Total stockholders’ deficit	$(65,228)	$(29,322)
TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT	$392,391	$258,097

The accompanying notes are an integral part of these consolidated financial statements.

MONDEE HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except share and per share data)

	Year Ended December 31,
	2023	2022
Revenues, net	$223,325	$159,484
Operating expenses
Sales and marketing expenses	153,708	114,111
Personnel expenses, including stock-based compensation of $12,438 and $61,690, respectively	43,280	82,057
General and administrative expenses, including non-employee stock-based compensation of $1,349 and $352, respectively	23,191	9,662
Information technology expenses	4,820	5,333
Provision for credit losses, net	393	312
Depreciation and amortization	16,068	11,770
Restructuring expense, net	2,371	2,542
Total operating expenses	243,831	225,787
Loss from operations	(20,506)	(66,303)
Other income (expense)
Interest income	1,053	637
Interest expense	(35,374)	(26,654)
Gain on extinguishment of PPP loan	—	2,009
Changes in fair value of warrant liability	1,156	(108)
Other income (expense), net	(9,677)	308
Total other expense, net	(42,842)	(23,808)
Loss before income taxes	(63,348)	(90,111)
Benefit (provision) for income taxes	2,531	(127)
Net loss	$(60,817)	$(90,238)
Cumulative dividends allocated to preferred stockholders	(11,557)	—
Net loss attributable to common stockholders	$(72,374)	$(90,238)
Net loss attributable per share to common stockholders
Basic and diluted	$(0.94)	$(1.34)
Weighted-average shares used to compute net loss attributable per share to common stockholders
Basic and diluted	77,213,602	67,368,620
The accompanying notes are an integral part of these consolidated financial statements.

MONDEE HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss
(In thousands)

	Year Ended December 31,
	2023	2022
Net loss	$(60,817)	$(90,238)
Other comprehensive loss, net of tax
Gain (loss) on currency translation adjustment	2,219	(348)
Comprehensive loss	$(58,598)	$(90,586)
The accompanying notes are an integral part of these consolidated financial statements.

MONDEE HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Mezzanine Equity and Stockholders’ Deficit (In thousands, except share and per share data)

	Mezzanine Equity		Stockholders’ Deficit
	Redeemable Preferred stock		Class A Common Stock		Treasury Stock		Shareholder	Additional Paid-in- Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Receivable
Balance at December 31, 2021	—	$—	1	$—	—	—	$—	$163,465	$(273)	$(190,017)	$(26,825)
Retroactive application of recapitalization	—	—	60,799,999	6	—	—	$—	(6)	—	—	$—
Balance at December 31, 2021	—	$—	60,800,000	$6	—	$—	$—	$163,459	$(273)	$(190,017)	$(26,825)
Issuance of Class A Common Stock upon the reverse recapitalization including PIPE financing, net of transaction costs	—	—	13,947,218	1	—	—	—	48,465	—	—	48,466
Issuance of Mondee Holdings LLC Class G units upon prepayment of debt	—	—	—	—	—	—	—	9,750	—	—	9,750
Merger earn-out shares (Refer to Note 20)	—	—	7,400,000	—	—	—	—	—	—	—	—
Settlement of related party loan	—	—	—	—	—	—	(20,336)	—	—	—	(20,336)
Common control acquisition	—	—	—	—	—	—	—	(2,000)	—	—	(2,000)
Payment made on behalf of Mondee Holdings LLC	—	—	—	—	—	—	—	(5,241)	—	—	(5,241)
Shares issued upon exercise of common stock warrants	—	—	118,942	—	—	—	—	1,368	—	—	1,368
Transfer of private placement warrants to public warrants	—	—	—	—	—	—	—	536	—	—	536
Issuance of redeemable Series A Preferred Stock, net of issuance costs	85,000	79,691	—	—	—	—	—	—	—	—	—
Issuance of common stock warrants	—	—	—	—	—	—	—	3,891	—	—	3,891
Accrual of dividends and accretion of redeemable series A redeemable preferred stock	—	2,906	—	—	—	—	—	(2,906)	—	—	(2,906)
Repurchase of public warrants (Refer to Note 4)	—	—	—	—	—	—	—	(7,481)	—	—	(7,481)
Stock-based compensation	—	—	—	—	—	—	—	62,042	—	—	62,042
Currency translation adjustments	—	—	—	—	—	—	—	—	(348)	—	(348)
Net loss	—	—	—	—	—	—	—	—	—	(90,238)	(90,238)
Balance at December 31, 2022	85,000	$82,597	82,266,160	$7	—	$—	$(20,336)	$271,883	$(621)	$(280,255)	$(29,322)
Issuance of common stock through employee stock plans	—	—	737,955	—	—	—	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	—	—	(230,253)	—	—	—	—	(1,945)	—	—	(1,945)
Common stock repurchased	—	—	(2,389,954)	—	2,389,954	(9,970)	—	—	—	—	(9,970)
Stock-based compensation	—	—	—	—	—	—	—	13,787	—	—	13,787
Currency translation adjustments	—	—	—	—	—	—	—	—	2,219	—	2,219
Net loss	—	—	—	—	—	—	—	—	—	(60,817)	(60,817)
Employee stock purchase plan	—	—	30,727	—	—	—	—	96	—	—	96
Settlement of shareholder receivable	—	—	—	—	2,033,578	(20,336)	20,336	—	—	—	—

MONDEE HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Mezzanine Equity and Stockholders’ Deficit (In thousands, except share and per share data)

	Mezzanine Equity		Stockholders’ Deficit
Acquisitions of Orinter, Interep, Skypass, and Purple Grids	—	—	3,037,405	1	—	—	—	34,668	—	—	34,669
Issuance of redeemable Series A Preferred Stock, net of issuance costs	11,300	8,887	—	—	—	—	—	2,157	—	—	2,157
Divestiture of LBF	—	—	(200,000)	—	200,000	(1,782)	—	—	—	—	(1,782)
Accrual of dividends and accretion of redeemable Series A Preferred Stock	—	14,320	—	—	—	—	—	(14,320)	—	—	(14,320)
Balance at December 31, 2023	96,300	$105,804	$83,252,040	$8	4,623,532	$(32,088)	$—	$306,326	$1,598	$(341,072)	$(65,228)

Dividends accrued for preferred stockholders were $120.01 and $27.33 per share for the years ended December 31, 2023 and 2022, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

MONDEE HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
	Year Ended December 31,
(in thousands)	2023	2022
Cash flows from operating activities
Net loss	$(60,817)	$(90,238)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	16,068	11,770
Non-cash gain on LBF US divestiture, net	(1,415)	—
Deferred taxes	(3,368)	(437)
Provision for credit losses, net	393	312
Stock-based compensation	13,787	62,042
Non-cash lease expense and lease impairment charges	1,037	—
Amortization of loan origination fees	8,846	6,563
Payment in kind interest expense	9,363	9,036
Gain on forgiveness of PPP Loan	—	(2,009)
Gain on termination of lease	(337)	—
Unrealized gain on foreign currency exchange derivatives	(127)	—
Change in the estimated fair value of earn-out consideration and warrants	1,551	(489)
Changes in operating assets and liabilities
Accounts receivable	(24,345)	(11,867)
Accounts receivable from related parties	(43)	—
Contract assets	(7,020)	(1,859)
Prepaid expenses and other current assets	1,804	(2,085)
Operating lease right-of-use assets	—	1,846
Other non-current assets	(52)	(373)
Amounts payable to related parties	(18)	(689)
Accounts payable	24,657	10,554
Accrued expenses and other liabilities	2,070	(742)
Deferred revenue	(2,644)	(254)
Operating lease liabilities	(1,269)	(1,693)
Net cash used in operating activities	(21,879)	(10,612)
Cash flows from investing activities
Capital expenditures	(11,747)	(7,267)
Purchase of restricted short-term investments	—	(417)
Sale of restricted short-term investments	—	262
Purchase of short-term investments	(1,303)	—
Maturity of short-term investments	2,281	—
Cash paid for acquisitions, net of cash acquired	(23,276)	—
Net cash used in investing activities	(34,045)	(7,422)
Cash flows from financing activities
Repayment of debt	(6,583)	(45,338)
Loan origination fee	(2,302)	—
Proceeds from issuance of preferred stock	11,300	85,000
Payment of preferred stock issuance cost	—	(1,418)
Proceeds from exercise of common stock warrants	—	1,368
Proceeds from Business Combination and issuance of PIPE shares	—	78,548
Payment of offering costs for Business Combination	(4,462)	(23,704)
Payment made on behalf of Mondee Holdings LLC	—	(5,241)
Repurchase of public warrants	—	(7,481)
Proceeds from borrowings	17,568	—

MONDEE HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
	Year Ended December 31,
(in thousands)	2023	2022
Stock repurchases	(9,970)	—
Payments of tax on vested restricted stock units	(278)	—
Proceeds from issuance of common stock	96	—
Net cash provided by financing activities	5,369	81,734
Effect of exchange rate changes on cash and cash equivalents and restricted cash and cash equivalents	17	(365)
Net (decrease) increase in cash and cash equivalents and restricted cash	(50,538)	63,335
Cash and cash equivalents and restricted cash at beginning of year	78,841	15,506
Reclassification of restricted short-term investments into restricted cash	6,363	—
Cash and cash equivalents and restricted cash at end of year	$34,666	$78,841

Supplemental cash flow information:
Cash paid for interest	$17,190	$10,820
Cash paid for income taxes	263	677
Cash paid for LBF US transition services	7,697	—
Non-cash investing and financing activities
Legacy Mondee shares converted to Mondee Holdings Inc.	—	6
Assumption of net liabilities from Business Combination	—	15,002
Unpaid offering costs for Business Combination	365	4,656
Issuance of common stock warrants	2,157	3,891
Conversion of warrant classification	—	536
Settlement of related party loan	—	(20,336)
Settlement of shareholder receivable	(20,336)	—
Common control acquisition	—	(2,000)
Issuance of Mondee Holdings LLC Class G units upon modification of debt	—	9,750
Property and equipment included in accounts payable	94	—
Fair value of Class A Common Stock issued in connection with acquisitions	34,668	—
Fair value of earn-out liabilities issued in connection with acquisitions	7,014	—
Shares withheld for tax withholding on vesting of restricted stock units	1,667	—
Deferred consideration in connection with acquisitions	2,311	—
Accrued Series A Preferred Stock dividend	11,557	2,906
Interest capitalized for software development	180	—
Noncash purchase consideration received for LBF divestiture	1,282	—
Unpaid preferred stock offering costs	256	—
Unpaid LBF US transition services	2,709	—
Net working capital adjustments due from sellers of acquired businesses	1,027	—
The accompanying notes are an integral part of these consolidated financial statements.

MONDEE HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1.    NATURE OF OPERATIONS
Mondee Holdings, Inc., is a Delaware corporation. We refer to Mondee Holdings, Inc. and its subsidiaries collectively as the “Company,” “us,” “we” and “our” in these consolidated financial statements. Mondee is a leading travel technology company consisting of a marketplace with a portfolio of globally recognized brands in the leisure, retail and corporate travel sectors.
Business Combination
On July 18, 2022 ( the "Closing Date"), we consummated the business combination (the "Business Combination") pursuant to the Business Combination Agreement (the "BCA"), dated December 20, 2021, by and among ITHAX Acquisition Corp. ("ITHAX"), ITHAX Merger Sub I, LLC, a Delaware limited liability company and wholly owned subsidiary of ITHAX (“First Merger Sub”), ITHAX Merger Sub II, LLC, a Delaware limited liability company and wholly owned subsidiary of ITHAX (“Second Merger Sub”) and Mondee Holdings II, Inc., a Delaware corporation (“Mondee”).

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

On the Closing Date, the registrant changed its name from ITHAX Acquisition Corp. to Mondee Holdings, Inc. For further detailed information, please refer to Note 3 — Reverse Recapitalization.

In connection with the closing of the business combination
•All shares of Class A Common Stock of Mondee outstanding immediately prior to the First Effective Time were cancelled and automatically converted into the right to receive an aggregate 60,800,000 shares of Class A Common Stock, par value $0.0001 per share, of the Company (the "Company Class A Common Stock").
•Each issued and outstanding unit of First Merger Sub immediately prior to the First Effective Time were converted into and exchanged for one validly issued, fully paid and non-assessable share of Class A common stock of the first surviving company (the “First Surviving Company Class A Common Stock”).
•All outstanding 12,075,000 public warrants and 337,500 private placement warrants of ITHAX representing the right to purchase one Class A ordinary share were adjusted to represent the right to purchase one share of the Company’s Class A Common Stock.
• Certain investors received the contingent right to receive a portion of additional shares of Class A Common Stock upon achievement of certain milestones set forth in the BCA, in the form of 9,000,000 earn-out shares. At the time of closing, 6,500,000 earn-out shares were issued.
•The settlement of a related party loan receivable immediately upon completion of the Business Combination by delivery of right to receive shares of the Company’s Class A Common Stock.
•All outstanding ITHAX Class A (after redemptions) and Class B ordinary shares were cancelled and converted into shares of the Company Class A Common Stock.
•The unvested Incentive Stock Units of Mondee Holdings LLC (the "Mondee Stockholder") fully vested in connection with the consummation of the Business Combination.
•The asset purchase agreement with Metaminds Technologies Pvt. Ltd., ("Metaminds"), (entity under common control) for a purchase price of $2.0 million to acquire substantially all of Metaminds assets.
•Amendment to Amendment 7 to the TCW loan reflecting a debt modification which resulted in the issuance of 3,000,000 Class G units of the Mondee Stockholder and a prepayment of the principal and fee of $41.2 million.

•On the Closing Date, certain investors (the "PIPE Investors") purchased from the Company an aggregate of 7,000,000 shares (the "PIPE Shares") of Company Class A Common Stock at a price of $10.00 per share, for an aggregate of $70.0 million (the "PIPE Financing"), in a private placement pursuant to a separate subscription agreement consummated substantially concurrently with close of the Business Combination.
The shares of the Company’s Class A common stock are currently listed on The Nasdaq Global Market (“Nasdaq”) under the symbol “MOND".
2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Financial Statement Presentation and Consolidation
The accompanying consolidated financial statements have been prepared in accordance with GAAP as contained within the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification, and the rules and regulations of the SEC, including the instructions to Regulation S-X. All intercompany transactions and balances are eliminated in consolidation.
The Company qualifies as an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012, and, as such, may make use specified reduced reporting requirements and is relieved of other significant requirements that are otherwise generally applicable to other public companies.
Use of estimates
The preparation of the consolidated financial statements and related disclosures in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other factors we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ materially from those estimates. Significant items subject to such estimates and assumptions include, but are not limited to, the fair value of assets acquired and liabilities assumed for business combinations; useful lives of property and equipment; revenue recognition; the determination of the incremental borrowing rate used for operating lease liabilities, allowances for doubtful accounts, the valuation of financial instruments, including the fair value of stock-based awards, warrant liabilities, earn-outs issued in connection with acquisitions, income taxes, impairment of goodwill and indefinite life intangibles, capitalization of software development costs, and other contingencies.
Reclassifications

The Company reclassified prior period financial statements to conform to the current period presentation.
Cash, cash equivalents, restricted cash and short-term investments

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of cash on hand, highly liquid investments in money market funds and various deposit accounts.

The Company has restricted cash and short-term investments related to letters of credit intended to secure payments for the potential purchase of airline tickets in the ordinary course of business. We have placed short-term certificates of deposits and investments in money market funds with financial institutions as collateral under these arrangements and accordingly, these balances are presented as restricted cash and short-term investments of $8.0 million and $8.6 million on the consolidated balance sheets as of December 31, 2023, and 2022, respectively.

The following table provides a reconciliation of cash and cash equivalents and restricted cash to amounts reported within the consolidated balance sheets (in thousands):

	December 31,
	2023	2022
Cash and cash equivalents	$27,994	$78,841
Restricted cash presented in restricted cash and short-term investments	6,672	—
Total cash, cash equivalents and restricted cash	$34,666	$78,841

Accounts receivable, contract assets and allowance for doubtful accounts
As of December 31, 2023, accounts receivable presented on the consolidated balance sheets includes $5.1 million of accounts receivable from our customers, including travel product suppliers, our Global Distribution System (“GDS”) service providers and banks partnered with our Fintech Program and our Software-as-a-service (“SaaS”) platform users, $82.6 million of other receivables from financing institutions partnered in the receivables process (refer to further discussions below), and $29.0 million of other receivables from affiliated travel agencies and travelers.

Accounts receivable including receivable balances from customers, financial institutions and travel agencies and travelers is recorded at the original invoiced amounts net of an allowance for doubtful accounts. We make estimates of expected credit losses for our allowance by considering a number of factors, including the length of time accounts receivable are past due, previous loss history continually updated for new collections data, the credit quality of our customers, the financial institutions, agencies and travelers, current economic conditions, reasonable and supportable forecasts of future economic conditions and other factors that may affect our ability to collect from customers, financial institutions, agencies and travelers, respectively. The provision for estimated credit losses on accounts receivable is recorded to provision for credit losses, net on the consolidated statements of operations.

As of December 31, 2023 and 2022, the Company determined the estimated credit losses to be in the amount of $5.2 million and $4.9 million, respectively, which is recorded in accounts receivable, net of allowance on our consolidated balance sheets. The estimated credit losses were primarily due to other receivables from travel agencies and travelers, with the exception of $0.2 million from accounts receivable from customers.

In Brazil, the Company partners with financing institutions to allow travelers the possibility of purchasing the travel product of their choice through financing plans established, offered and administrated by such financing institutions. Participating financing institutions bear full risk of fraud, delinquency, or default by travelers placed booking through affiliated travel agencies. When travelers through travel agencies elect to finance their purchases, we receive payments from financing institutions as installments become due regardless of when the traveler makes the scheduled payments. In most cases, we receive payments before travel occurs or during travel, and the period between completion of booking and receipt of scheduled payments is less than one year. The Company uses the practical expedient and does not recognize a significant financing component when the difference between payment and revenue recognition is less than a year.

In partnering with the financing institutions, the Company has the option to collect payments upfront or receive in installments as they become due. Fees paid to financing institutions for payments received in installments are recorded within sales and marketing expenses, as such expenses are associated with the collection of other receivables due from travelers and travel agencies. Financing fees associated with upfront payments are recorded within interest expense, as the Company pay additional fees to financing institutions as compared to the collection on the scheduled installments. During the year ended December 31, 2023, the Company incurred upfront payment collection fees of $3.4 million which represents 8% of the total other expense, net on the consolidated statements of operations. The Company did not incur upfront payment collection fees in the year ended December 31, 2022.

Contract assets represent unbilled and accrued incentive revenues from our customers based on the achievement of contractual targets defined at contract inception. The provision for estimated credit losses on contract assets is recorded to provision for credit losses, net on the consolidated statements of operations. As of December 31, 2023, expected credit losses identified in our contract assets with customers were determined to not be material. As of December 31, 2022, expected credit losses identified in our contract assets with customers were determined to be $0.8 million.

During the year ended December 31, 2023, the Company recorded a loss of $0.4 million to provision for credit losses, net, due to provision charged to earnings of $1.2 million, offset by the revision of estimates of expected credit losses on accounts receivables and contract assets of $0.8 million.
Property and equipment
Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed on a straight-line basis using mid‑month convention over the estimated useful lives of the related assets. Repairs and maintenance expenditures are expensed as incurred.
Our property and equipment are assigned the following useful lives:

Useful Lives
Computer equipment	3-7 years
Furniture and office equipment	5-7 years
Capitalized and purchased software	3 years
Leasehold improvements	Shorter of the useful life and the remaining lease term
Website and internal-use software development costs
Acquisition costs and certain direct development costs associated with website and internal-use software are capitalized and include external direct costs of services and payroll costs for employees devoting time to the software projects principally related to platform development, including support systems, software coding, designing system interfaces and installation and testing of the software. These costs are recorded as property and equipment within capitalized software, and are generally amortized from when the asset is substantially ready for use. Costs incurred for enhancements that are expected to result in additional features or functionalities are capitalized and amortized over the estimated useful life of the enhancements which is considered to be three years. We evaluate the useful lives of these assets on an annual basis and test for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. Costs incurred during the preliminary project stage, as well as maintenance and training costs, are expensed as incurred.
Recoverability of goodwill and indefinite-lived intangible assets
Goodwill is not subject to amortization and is tested annually or more frequently when events and circumstances indicate impairment may have occurred. In the evaluation of goodwill for impairment, we typically perform our qualitative assessment, prior to performing the quantitative analysis, to determine whether the fair value of the goodwill is more likely than not impaired. If a quantitative assessment is made we compare the fair value of the reporting unit to the carrying value and, if applicable, record an impairment charge based on the excess of the reporting unit’s carrying amount over its fair value.

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

In our evaluation of our indefinite-lived intangible assets, we typically first perform a qualitative assessment prior to performing the quantitative analysis, to determine whether the fair value of the indefinite-lived intangible asset is more likely than not impaired. An impairment charge is recorded for the excess of the carrying value of indefinite-lived intangible assets over their fair value, if necessary. We measure the fair value of our indefinite-lived intangible assets, which consist of trade names, using the relief-from-royalty method. This method assumes that the trade name has value to the extent that its owner is relieved of the obligation to pay royalties for the benefits received from them.
Intangible assets
Intangible assets are amortized over the period of estimated benefit using the straight-line method, as the consumption pattern of the asset is not apparent. No significant residual value is estimated for intangible assets.

Useful Lives
Trade name with definite life	15 – 20 years
Customer relationships	5 – 15 years
Supplier relationships	15 years
Developed technology	5 – 10 years
Assembled workforce	3 years

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

Our business combinations include earn-out consideration as part of the purchase price that are liability-classified. The fair value of the earn-out consideration is estimated as of the acquisition date based on our estimates and assumptions, including valuations that utilize customary valuation procedures and techniques. The fair value measurement includes inputs that are Level 3 measurement (unobservable inputs in which little or no market data exists). Should actual results increase or decrease as compared to the assumption used in our analysis, the fair value of the earn-out consideration obligations will increase or decrease, as applicable. Changes in the fair value of the earn-out consideration are recorded within operating expenses.
Asset Acquisition
When substantially all the fair value of the assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, the transaction is accounted for as an asset acquisition. The Company accounts for asset acquisitions pursuant to a cost accumulation and allocation method. Under this method, the cost of an asset acquisition, including transaction costs, is allocated to identifiable assets acquired and liabilities assumed based on a relative fair value basis. Goodwill is not recognized in an asset acquisition and any difference between consideration transferred and the fair value of the net assets acquired is allocated to the identifiable assets acquired on a relative fair value basis.
Recoverability of intangible assets with definite lives and other long-lived assets
Intangible assets with definite lives and other long-lived assets are carried at cost and are amortized on a straight-line basis over their estimated useful lives of up to twenty years. We review the carrying value of long-lived assets or asset groups, including property and equipment, to be used in operations whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Factors that would necessitate an impairment assessment include a significant adverse change in the extent or manner in which an asset is used, a significant adverse change in legal factors or the business climate that could affect the value of the asset, or a significant decline in the observable market value of an asset, among others. If such facts indicate a potential impairment, we will assess the recoverability of an asset group by determining if the carrying value of the asset group exceeds the sum of the projected undiscounted cash flows expected to result from the use and eventual disposition of the assets over the remaining economic life of the primary asset in the asset group. If the recoverability test indicates that the carrying value of the asset group is not recoverable, we will estimate the fair value of the asset group using appropriate valuation methodologies which would typically include an estimate of discounted cash flows. Any impairment would be measured as the difference between the asset groups carrying amount and its estimated fair value.
Leases
The Company identifies a contract as a lease or containing a lease upon signing, and categorizes it as an operating or finance lease. Lease assets and liabilities are recorded upon lease commencement. The Company primarily has operating leases for office space.

Operating leases are presented as right-of-use (“ROU”) assets and the corresponding lease liabilities are included in “Accrued expenses and other current liabilities” and “Operating lease liabilities, excluding current portion” on the Company’s consolidated balance sheets. The Company does not currently maintain any finance lease arrangements. ROU assets represent the Company’s right to use an underlying asset and lease liabilities represent the Company’s obligation for lease payments in exchange for the ability to use the asset for the duration of the lease term. The Company does not recognize short-term leases that have a term of twelve months or less as ROU assets or lease liabilities. The Company’s short-term leases are not material and do not have a material impact on its ROU assets or lease liabilities. ROU assets and lease liabilities are recognized at commencement date and determined using the present value of the future minimum lease payments over the lease term. ROU assets include prepaid lease payments and incentives received before lease commencement.

The incremental borrowing rate is used as the discount rate to calculate present value of lease payments and determine lease assets and liabilities, as the rate implicit in the lease is not determinable. The incremental borrowing rate represents the estimated rate of interest the Company would have to pay to borrow on a collateralized loan over a similar term an amount equal to the lease payments in a similar economic environment. Lease expenses are recognized on a straight-line basis over the lease term.

Leases with renewal options are included if deemed reasonably certain to be exercised. The exercise of renewal options for office space is at the Company's discretion.
Revenue recognition
Revenue from Travel Marketplace
The majority of our revenues are generated from Travel Transaction Revenues by providing online travel reservation services, which principally allow travelers to book travel reservations with travel suppliers through our technology solutions. In addition, we generate Fintech Program Revenues which are commission revenues from banks and financial institutions based on the travel booking spend processed through fintech programs partnered with our platform.

We have determined the nature of our promise is to arrange for travel services to be provided by travel suppliers, and are therefore an agent in the transaction, whereby we record as revenue the net commission we receive in exchange for our travel reservation services. In these transactions, the travel supplier is determined to be our customer. Travel suppliers primarily consist of GDS service providers, airline companies, hotel companies, tour service providers, and car rental companies. Our revenue is earned through mark-up fees, commissions and incentives, and is recorded net of estimated cancellation and refunds.

We earn mark-up fees and certain commissions at ticketing, as our performance obligation is satisfied upon issuance of the ticket or reservation details to the traveler. We also earn certain commissions and incentives per booking when the underlying trip is taken by traveler. Our Travel Transaction Revenues are all priced on a booking basis, where the commission and incentive rates could be flat fees or tiered fixed percentages and are subject to frequent modifications in a dynamic market. From time to time, the Company issues credits or refunds to the traveler in the event of cancellations.

At the point in time when a travel booking service is performed and the Company’s single performance obligation has been fulfilled, the Company makes an estimate for variable consideration based on cumulative booking, which is calculated per applicable pricing tier. Additionally, when the same travel booking is processed, the Company makes an estimate for variable consideration for the traveler taking the trip, to the extent that there is a risk of significant reversal constraining the variable consideration, until the trip is taken, since the occurrence of the trip is influenced by outside factors, such as the actions of travelers and weather conditions.

Within our Travel Transaction Revenues, payments due from our customers vary from a monthly basis to an annual basis attributable to: a) mark-up fees and certain commissions are received when booking services are performed; b) certain commissions and incentives earned per booking or based on cumulative booking performance due based on the specific billing terms with our customers. The majority of our arrangements with customers have similar terms and conditions within the travel industry, and in general there are short-term variations in billings and collections that are realized within a year.

We recognize Fintech Program Revenues at a point in time when the payment of the trip booked by traveler is settled through the fintech program partnered with the Company.
Revenue from Software-as-a-service (“SaaS”) platform
To a lesser extent, we also generate revenues by entering into subscription contracts for access to our travel management offerings. These revenues are reflected within our SaaS platform segment. Under these contracts, payment is collected upfront when the customer signs up to use the platform. Subscription revenue is recognized on a straight-line basis over the term of the agreement using a time-based measure of progress, as the nature of the Company’s promise to the customer is to stand ready to provide platform access. The Company earns variable consideration in the form of a booking fee for each instance a traveler books a trip on the platform. The Company applies the series guidance variable consideration estimation exception to recognize the variable fees upon the completion of travel bookings as this is when our performance obligation is satisfied.

Refer to See Note 11 — Revenue for disaggregation of revenue by segment, by stream including underlying travel product and service type, and by sales channel.
Sales and marketing expenses
Sales and marketing expenses are generally variable in nature and consist primarily of: (1) credit cards and other payment processing fees associated with merchant transactions; (2) advertising and affiliate marketing costs; (3) fees paid to third parties that provide call center, website content translations, fraud protection services and other services; (4) customer relations costs; and (5) customer chargeback provisions.

Advertising costs are expensed as incurred. These costs primarily consist of direct costs from search engines and internet portals, television, radio and print spending, private label, public relations, and other costs. The Company incurred advertising expenses of approximately $5.9 million and $18.6 million during the years ended December 31, 2023, and 2022, respectively.

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
Sales Tax and Indirect Taxes
The Company is subject to certain indirect taxes in certain jurisdictions including but not limited to sales tax, value added tax, excise tax and other taxes we collect concurrent with revenue-producing activities that are excluded from the net revenues we recognize.
Debt issuance costs and debt discounts
Debt issuance costs include costs incurred in connection with the issuance of debt, which are presented in the consolidated balance sheets as a direct deduction from the carrying amount of the related debt liability and are amortized over the term of the debt as interest expense. Debt issuance costs are amortized using the effective interest method. Debt discounts incurred in connection with the issuance of debt have been reported as a direct deduction to the carrying value of debt and are being amortized to interest expense using the effective interest method. Amortization of debt issuance costs and debt discounts included in interest expense was $8.8 million, and $6.6 million for the years ended December 31, 2023, and 2022, respectively.
Stock-based compensation
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

RSUs with market conditions vest over the derived service period and are subject to graded vesting. Stock-based compensation for these awards are recorded over the derived service period, regardless of whether the market conditions, are met unless the service conditions are not met. The market condition for these awards will be met and one-third of the RSU will vest if the Company’s Class A Common Stock price reaches or exceeds a volume-weighted average price of $12.50, $15.00 and $18.00 for any 20 days within any

30 days trading period. For awards with market conditions, the effect of the market condition is considered in the determination of fair value on the grant date using Monte Carlo simulations.

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

See Note 20—Stock-Based Compensation for further details.
Employee benefits
Contributions to defined contribution plans are charged to the consolidated statements of operations in the period in which services are rendered by the covered employees. Current service costs for defined benefit plans are recognized in the period to which they relate.

The liability in respect of defined benefit plans is calculated annually by the Company using the projected unit credit method. The Company records annual amounts relating to its defined benefit plans based on calculations that incorporate various actuarial and other assumptions, including discount rates, mortality, future compensation increases and attrition rates. The Company reviews its assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when it is appropriate to do so. The effect of modifications to those assumptions is recognized as a component of net periodic cost. The Company believes that the assumptions utilized in recording its obligations under its plans are reasonable based on its experience and market conditions. These assumptions may not be within the control of the Company and accordingly, it is reasonably possible that these assumptions could change in future periods. The Company reports the net periodic cost under personnel expenses on the consolidated statement of operations.

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

A US shareholder is subject to current tax on “global intangible low-taxed income” (“GILTI”) of its controlled foreign corporations (“CFCs”). The Company is subject to tax under GILTI provisions and includes its CFCs income in its US income tax provision in the period the CFCs earn the income.
Foreign currency translation and transaction gains and losses
The assets and liabilities of subsidiaries whose functional currency is other than the U.S. dollar are translated at the period end rate of exchange. Consolidated statements of operations items are translated at quarterly average exchange rates applicable during the period. The resulting translation adjustment is recorded as a component of accumulated other comprehensive loss and is included in consolidated statements of changes in mezzanine equity and stockholders’ deficit.

Transactions in foreign currencies are translated into the functional currency at the rates of exchange prevailing at the date of the transaction. Monetary items denominated in foreign currency remaining unsettled at the end of the reporting period are translated at the closing rates as of the reporting period. Gains or losses, if any, on account of exchange difference either on settlement or remeasurement are recognized in the consolidated statements of operations. Foreign currency transaction gains and losses will be included in other income (expense), net in the Company’s consolidated statements of operations.

Comprehensive loss
Comprehensive loss is comprised of net loss and other comprehensive loss. Other comprehensive loss includes gains and losses on foreign currency translation.
Segment reporting
We identify a business as an operating segment if: i) it engages in business activities from which it may earn revenues and incur expenses; ii) its operating results are regularly reviewed by the Chief Operating Decision Maker (“CODM”), who is our Chief Executive Officer (“CEO”), to make decisions about resources to be allocated to the segment and assess its performance; and iii) it has available discrete financial information. The CODM reviews financial information at the operating segment level to allocate resources and to assess the operating results and financial performance for each operating segment. Operating segments are aggregated into a reportable segment if the operating segments are determined to have similar economic characteristics and if the operating segments are similar in the following areas: i) nature of products and services; ii) nature of production processes; iii) type or class of customer for their products and services; iv) methods used to distribute the products or provide services; and v) if applicable, the nature of the regulatory environment.

The Company has two operating segments that have been identified based on services offered as well as the nature of their operation: Travel Marketplace and SaaS Platform. The Travel Marketplace segment (transactional business serving the end travelers directly or through travel affiliates) primarily consists of selling airline tickets through our proprietary platform. The SaaS Platform segment offers corporate travel cost savings solutions through its own technology platform. Our operating segments are also our reportable segments. See Note 18 for Segment Information.
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

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash, short-term investments and accounts receivable. Significant parties are those that represent more than 10% of the Company's total accounts receivable and contract assets. As of December 31, 2023, three financial institutions with other receivable balances accounted for more than 10% of total accounts receivable and contract assets. As of December 31, 2022, two parties accounted for 23% of total accounts receivable and contract assets.

The Company’s cash and cash equivalents, restricted cash and short-term investments are held with major financial institutions and such deposits may be in excess of insured limits. The Company believes that the financial institutions that hold the Company’s cash and cash equivalents, restricted cash and short-term investments balances are financially sound, and accordingly, minimum credit risk exists with respect to these balances. The Company has not experienced any losses due to institutional failure or bankruptcy.

The Company performs credit evaluations of its customers, financial institutions, and travel agencies and travelers, and generally does not require collateral for sales on credit. The Company’s accounts receivable due from customers comprise of amounts primarily due from airline companies as our travel suppliers, and banks partnered with our Fintech Program; other receivables primarily due from financial institutions providing scheduled installment payments in Brazil, all of which are well established institutions that the Company believes to be of high quality. As of December 31, 2023, there has been no credit loss estimated for above receivable balances. The Company reviews other accounts receivable balances with agencies and travelers to determine if any receivables will potentially be uncollectible and includes any amounts that are determined to be uncollectible in the allowance for doubtful accounts.
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
Derivatives
The Company accounts for warrants as equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, whether they meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s Class A Common Stock and whether the warrant holders could potentially require net cash settlement in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each reporting date while the warrants are outstanding.

The Company is exposed to foreign currency fluctuations and enters into foreign currency exchange derivative financial instruments to reduce the exposure to variability in certain expected future cash flows. The Company uses foreign currency forward contracts with maturities of up to nine months to hedge a portion of anticipated exposures. These contracts are not designated as hedging instruments and changes in fair value are recorded in other income (expense), net on the consolidated statement of operations. Realized gains and losses from the settlement of the derivative assets and liabilities are classified as operating activities on the consolidated statement of cash flows. The foreign currency exchange derivatives are recognized on the consolidated balance sheet at fair value within accrued expenses and other current liabilities. The Company does not hold or issue derivatives for trading purposes.
Redeemable preferred stock
The shares of our Series A-2 and A-3 Preferred Stock (together, “Series A Preferred Stock”) are redeemable at the option of the holder at the fourth year anniversary of the initial issuance in September 2022, and at any point in time by the Company. The shares of the Series A Preferred Stock are classified within temporary equity as events outside the Company’s control triggers such shares to become redeemable. Costs associated with the issuance of redeemable preferred stock are presented as discounts to the fair value of the redeemable preferred stock and are amortized using the effective interest method over the term of the preferred stock. Refer to Note 13 — Redeemable Preferred Stock for further discussion.
Government assistance
The Company records assistance from government agencies in the consolidated statements of operations under other income (expense). Government assistance relates to export incentives received under Service Exports from India Scheme (“SEIS”) introduced by the Government of India to incentivize the export of specified services from India. Amounts related to government assistance are recorded in the consolidated statements of operations when the right to receive credit as per the terms of the scheme is established in respect of exports made and when there is no significant uncertainty regarding the ultimate collection of the relevant export proceeds. For the years ended December 31, 2023 and 2022, the Company recognized SEIS income of $0 and $0.8 million, respectively.
Net loss per share attributable to common stockholders
Basic net loss per share attributable to common stockholders is derived by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net loss attributable to common stockholders is derived by adjusting net loss attributable to common stockholders to reallocate undistributed earnings based on the potential impact of dilutive securities. Diluted net loss per share attributable to common stockholders is computed by dividing the diluted net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period, including potential dilutive common shares assuming the dilutive effect of common stock equivalents. Potential shares of common stock from stock options, unvested restricted stock units, earnout awards and common stock warrants are computed using the treasury stock method. Contingently issuable shares are included in basic net loss per share only when there is no circumstance under which those shares would not be issued.

As the Merger has been accounted for as a reverse recapitalization, the consolidated financial statements of the merged entity reflect the continuation of Mondee's financial statements. As such, Mondee's equity has been retroactively adjusted to the earliest period presented to reflect the legal capital of the legal acquirer, ITHAX. Therefore, net loss per share was also retrospectively adjusted for periods ended prior to the Merger. See Note 3— Reverse Recapitalization for details of this recapitalization and Note 21 — Net Loss Per Share for discussions of the retrospective adjustment of net loss per share.
Recently adopted accounting pronouncements
In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” or ASU No. 2016-13. The amendments in ASU No. 2016-13 introduce an approach based on expected losses to estimated credit losses on certain types of financial instruments, modify the impairment model for available-for-sale debt securities and provide for a simplified accounting model for purchased financial assets with credit deterioration since their origination. The new standard requires financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The Company adopted ASU 2016-13 as of January 1, 2023 with no material impact to its consolidated financial statements.

In October 2021, the FASB issued new guidance related to recognizing and measuring contract assets and contract liabilities from contracts with customers acquired in a business combination. The new guidance will require acquiring entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination as compared to current U.S. GAAP where an acquirer generally recognizes such items at fair value on the acquisition date. The new guidance is effective on a prospective basis for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company adopted this guidance as of January 1, 2023 and applied Topic 606 to recognize and measure contract assets and contract liabilities of acquisitions executed in fiscal 2023.
Recent accounting pronouncements not yet adopted
In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments In Response to the SEC’s Disclosure Update and Simplification Initiative, which amends U.S. GAAP to include 14 disclosure requirements that are currently required under SEC Regulation S-X or Regulation S-K. Each amendment will be effective on the date on which the SEC removes the related disclosure requirement from SEC Regulation S-X or Regulation S-K. The adoption is not expected to have a material impact on the Company's consolidated financial statements as these requirements were previously incorporated under the SEC Regulations.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which amends disclosure requirements relating to segment reporting, primarily through enhanced disclosure about significant segment expenses and by requiring disclosure of segment information on an annual and interim basis. This standard is effective for annual consolidated financial statements for the year ending December 31, 2024 and for interim periods beginning in 2025. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires entities to annually (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income (loss) by the applicable statutory income tax rate). This standard is effective for annual consolidated financial statements for years ending after December 31, 2024 for public entities. The Company is currently evaluating the impact of this standard on its consolidated financial statements.
3.    REVERSE RECAPITALIZATION
On July 18, 2022, the Company consummated a business combination pursuant to the Business Combination Agreement. The Business Combination was accounted for as a reverse recapitalization for financial accounting and reporting purposes. Accordingly, Mondee was deemed the accounting acquirer (and legal acquiree) and ITHAX was treated as the accounting acquiree (and legal acquirer). Under this method of accounting, the reverse recapitalization was treated as the equivalent of Mondee issuing stock for the net assets of ITHAX, accompanied by a recapitalization. Mondee has been determined to be the accounting acquirer based on evaluation of the following facts and circumstances:
•Mondee’s pre-combination stockholders have the majority of the voting power in the post-Business Combination company;
•Mondee’s stockholders have the ability to appoint a majority of the Company's board of directors;
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

Upon the closing of the Business Combination and the PIPE Financing, the Company received net cash proceeds of $62.2 million. The following table reconciles the elements of the Business Combination to the consolidated statements of cash flows and the consolidated statements of changes in mezzanine equity and stockholders’ deficit for the year ended December 31, 2022 (in thousands):

Recapitalization
Cash proceeds from ITHAX, net of redemptions	$8,548
Cash proceeds from PIPE Financing	70,000
Less: Cash payment of ITHAX transaction costs and underwriting fees	(7,357)
Less: Cash payment of Legacy Mondee transaction costs and advisory fees paid	(9,000)
Net cash proceeds upon the closing of the Business Combination and PIPE financing	62,191
Less: Cash payment of ITHAX and Legacy Mondee transaction costs subsequent to closing of the Business Combination	(7,347)
Net cash proceeds as of December 31, 2022	54,844
Less: Non-cash net liabilities assumed from ITHAX	(3,105)
Less: Legacy Mondee transaction costs incurred and unpaid as of December 31, 2022	(3,274)
Net contributions from the Business Combination and PIPE financing as of December 31, 2022	$48,465
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
__________

1
The number of Legacy Mondee shares was determined from the 1 Mondee Holdings II, Inc. Class A Common Stock outstanding immediately prior to the closing of the Business Combination, converted at the Exchange Ratio of 60,800,000

In connection with the Business Combination, the Company incurred direct and incremental costs of approximately $28.4 million related to legal, accounting, and other professional fees, which were offset against the Company’s additional paid-in capital. Of the $28.4 million, $14.8 million was incurred by Mondee and $13.6 million was incurred by ITHAX. For the years ended December 31, 2023, and 2022, the Company made cash payments totaling $4.5 million and $23.7 million, respectively, for transaction costs incurred by both Mondee and ITHAX. As of December 31, 2023, $0.3 million of transaction costs were attributable to the issuance of private placement warrants that were determined to be a liability, and as such were recorded to other expenses within the consolidated statement of operations.
Asset Acquisition Under Common Control
On July 18, 2022, the Company entered into an Asset Purchase Agreement with Metaminds Technologies Pvt. Ltd., (“Metaminds Technologies”), Prasad Gundumogula and Madhuri Pasam, and Mondee Group, LLC (“Mondee Group”) where the Company acquired the assets and liabilities of Metaminds Technologies for a purchase consideration of $2.0 million. Gundumogula owns all of the equity interests of Mondee Group, while Gundumogula and Pasam, who are married to one another, both own Metaminds Technologies. Metaminds derives its revenue from providing IT Solutions and Services exclusively to Mondee.

Gundumogula and Madhuri collectively own all the issued and outstanding shares of the capital stock of Metaminds Technologies, while Gundumogula is the sole equity owner of Mondee Group. Gundumogula is also the CEO of the Company, and at the time of the transaction owned approximately 83% of outstanding Class A Common Stock of Mondee. As such, Metaminds Technologies and Mondee are entities under common control.

In addition, the related party loan receivable with Mondee Group was settled upon the consummation of the Business Combination by a right to receive the Company’ Class A Common Stock totaling to $20.3 million and agreed consideration for the assets of Metaminds Technologies totaling $2.0 million. Consistent with SAB Topic 4E, the Company recorded such right to receive the Company Class A Common Stock as a reduction to stockholders' deficit. The agreed consideration was reflected as a deemed dividend within stockholders' deficit.

The asset purchase was accounted as an asset acquisition, as Metaminds Technologies is not considered a business in accordance with the guidance in ASC 805, Business Combinations. The asset purchase does not consist of inputs, processes, and are not generating output as required in ASC 805 to qualify as a business, and is therefore accounted for as an asset acquisition. Although this transaction is considered an asset acquisition, no assets or liabilities were recorded as it was not material. The purchase consideration was determined to be $2.0 million and was treated as a deemed dividend reflected in additional paid-in-capital.

4.    WARRANTS
As of December 31, 2023, the Company had the following common stock warrants outstanding:

	Warrants	Exercise Price	Issuance Date	Expiration
Private Placement	232,500	$11.50	7/18/2022	7/18/2027
Preferred Stock	1,275,000	$7.50	10/17/2023	9/29/2027
Preferred Stock	169,500	$7.50	12/14/2023	9/29/2027
Total	1,677,000
Public and Private Warrants
On consummation of the Business Combination, 12,075,000 public warrants and 337,500 private placement warrants for ITHAX common stock converted into public and private placement warrants of Mondee’s Class A Common Stock. These warrants have an exercise price per share of $11.50. The public and private placement warrants that remain unexercised will expire on July 18, 2027, or earlier upon redemption or liquidation.

Public warrants may be redeemed, in whole and not in part, when the last reported sales price of the Company’s Class A common stock exceeds $18.00 per share for any 20 trading days within a 30 trading day period, ending on the third trading day prior to the date on which the Company sends the notice of redemption to the public warrant holders (the “Reference Value”). If the Reference Value exceeds $18.00 per share, public warrants are redeemable at $0.01 per warrant upon not less than 30 days’ prior written notice of redemption to each warrant holder.

The private placement warrants have terms and provisions that are identical to those of the public warrants. However, the private placement warrants are not redeemable by the Company as long as they are held by ITHAX Acquisition Sponsor LLC (the “Sponsor”) or its permitted transferees. If the private placement warrants are held by holders other than the Sponsor or its permitted transferees, the private placement warrants will be redeemable by Mondee in all redemption scenarios, and exercisable by the holders on the same basis as the public warrants.

At the time of the closing of the Business Combination on July 18, 2022, the Company determined that the public warrants and are considered indexed to the Company’s stock and meet the requirements for equity classification under ASC 480 and ASC 815. As long as the public warrants continue to be classified as equity, subsequent changes in fair value are not recognized. The private placement warrants were designated as a liability at the time of the closing of the Business Combination on July 18, 2022, and continue to be classified as a liability as of December 31, 2023. The private placement warrants are considered liability classified instruments because their settlement amount differs depending on the identity of the holder, which precludes the warrants from being considered indexed to the Company’s equity.

During September 2022, a holder of private placement warrants converted 105,000 private placement warrants to public warrants.

The Company estimated the fair value of private placement warrants on a recurring basis at the respective dates using the Black-Scholes option valuation model. The inputs to the Black-Scholes option valuation model are based on the estimated fair value of the underlying shares of the Company’s Class A Common Stock at the measurement date, the remaining contractual term of the warrant, the risk-free interest rates, the expected dividends, and the expected volatility of the price of the underlying shares of the Company’s Class A Common Stock. These estimates, especially the expected volatility, are highly judgmental and could differ materially in the future. The Company recognized a gain of $1.2 million and a loss of $0.1 million related to the change in fair value of the private placement warrants during the years ended December 31, 2023 and 2022, recorded as changes in fair value of warrant liability within the consolidated statements of operations. See Note 5 — Fair Value Measurement for further detail on inputs used in fair valuing the private placement warrants.

For the year ended December 31, 2022, 118,942 public warrants were exercised, generating proceeds of $1.4 million.
Tender offer
On September 16, 2022, the Company announced a tender offer for all of its outstanding public and private placement warrants at $0.65 per warrant in cash. The offer expired on October 17, 2022 with 10,741,390 public warrants being tendered. The remaining 1,319,653 public warrants were redeemed in cash at a rate of $0.01 per warrant. The gross cash paid was approximately $7.5 million, including incremental direct cost of $0.5 million to acquire the public warrants. The Company recorded the payment as a reduction to additional paid-in capital in the consolidated statement of changes in mezzanine equity and stockholders’ deficit. As of December 31, 2023 and 2022, there were no public warrants outstanding.
Common Stock Warrants issued in connection with the Series A Preferred Stock
On September 29, 2022, in connection with the sale of 85,000 shares of Series A Preferred Stock, the Company issued warrants for shares of the Company’s Class A Common Stock. The Company issued five-year warrants to buy an aggregate total of 1,275,000 shares of the Company’s Class A Common Stock, par value $0.0001 per share with an exercise price of $11.50 per share. The warrant may be exercised at the earlier of September 29, 2027 or the liquidation of the Company. Each outstanding warrant not exercised on or before the expiration date will become void. The warrants are not subject to restrictions on transfers and each holder is permitted to transfer the warrants. The warrants can be exercised on a cashless basis at the option of the holder. The warrants had a grant-date fair value of $3.07 at issuance and are fully vested. The following table provides quantitative information regarding inputs used in the Black-Scholes option-pricing model to determine the fair value of the warrants as of September 29, 2022:

September 29, 2022
Fair value of Class A Common Stock	$9.13
Selected volatility	40.00%
Risk-free interest rate	3.98%
Contractual terms (years)	5.00
The Company recorded the warrants as a component of equity as they are indexed to the shares of the Company’s Class A Common Stock. As a result of the preferred financing in October 17, and December 14, 2023, these warrants for 1,275,000 shares of the Company’s Class A Common Stock were surrendered in exchange for the warrants discussed below.

On October 17, and December 14, 2023, in connection with the sale of 11,300 shares of Series A-3 Preferred Stock, the Company issued warrants for shares of the Company’s Class A Common Stock. The Company issued warrants to buy an aggregate of 1,444,500 shares of the Company’s Class A common Stock, par value $0.0001 per share with an exercise price of $7.50 per share. The warrants may be exercised at the earlier of September 29, 2027 or the liquidation of the Company. Each outstanding warrant not exercised on or before the expiration date will be come void. The warrants are not subject to restrictions on transfers and each holder is permitted to transfer the warrants. The warrants can be exercised on a cashless basis at the option of the holder. The warrants had a weighted-average grant-date fair value of $2.38 at issuance and are fully vested. These warrants were issued in replacement of surrendered 1,275,000 warrants discussed above, and therefore only the incremental value associated with the newly issued warrants of $1.49 on a per share basis were recognized as issuance costs.

The following table provides quantitative information regarding inputs used in the Black-Scholes option-pricing model to determine the fair value of the warrants as of the respective issuance dates:

October 17, and December 14, 2023
Fair value of Class A Common Stock	$1.02 - $2.56
Selected volatility	73.00%
Risk-free interest rate	4.00% - 4.94%
Contractual terms (years)	3.79 - 3.95
The Company recorded the warrants as a component of equity as they are indexed to the shares of the Company’s Class A Common Stock.
5.    FAIR VALUE MEASUREMENT
The Company evaluates assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. The following table sets forth the Company’s financial liabilities that were measured at fair value, on a recurring basis (in thousands):

	December 31, 2023
Liabilities	Level 1	Level 2	Level 3	Total
Foreign currency exchange derivatives(1)	$—	$300	$—	$300
Private placement warrant liability(2)	—	—	137	137
Orinter earn-out consideration(3)	—	—	6,540	6,540
Consolid earn-out consideration(4)	—	—	780	780
Interep earn-out consideration(5)	—	—	2,240	2,240
Skypass earn-out consideration(6)	—	—	161	161
Total liabilities	$—	$300	$9,858	$10,158

	December 31, 2022
Liabilities	Level 1	Level 2	Level 3	Total
Private placement warrant liability(2)	$—	$—	$1,293	$1,293
______________________________

(1)
The Company uses foreign currency forward contracts with maturities of up to nine months to hedge a portion of anticipated exposures. The foreign currency exchange derivatives are recognized on the consolidated balance sheet at fair value within accrued expenses and other current liabilities.

(2)
On February 1, 2021, with the closing of its initial public offering, ITHAX consummated the sale of 675,000 private placement units, including the exercise by the underwriters of their over-allotment option. As of December 31, 2023, the Company had 232,500 private placement warrants outstanding.

(3)
The Orinter earn-out consideration represents arrangements to pay the former owners of Orinter, which was acquired by the Company in 2023. The undiscounted maximum payment under the arrangement is $10 million in aggregate at the end of fiscal years 2023 through 2025. As of December 31, 2023, no payments have been made. Earn-out consideration is included in earn-out liability, net, current portion and earn-out liability, net, excluding current portion on the Company’s consolidated balance sheets.

(4)
The Consolid earn-out consideration represents arrangements to pay the former owners of Consolid, which was acquired by the Company in 2023. The Company may be required to make earn-out payments up to an aggregate of $1.0 million and 400,000 shares of common stock contingent on Consolid meeting certain adjusted EBITDA targets for the trailing 12 months ending May 12, 2024 and the year ended December 31, 2024. As of December 31, 2023, no payments have been made. Earn-out consideration is included in earn-out liability, net, current portion and earn-out liability, net, excluding current portion on the Company’s consolidated balance sheets.

(5)
The Interep earn-out consideration represents arrangements to pay the former owners and key executives of Interep, which was acquired by the Company in 2023. The Company may be required to make earn-out payments of up to $3.0 million contingent upon Interep reaching specified EBITDA targets by the end of fiscal year 2025. As of December 31, 2023, no payments have been made. Earn-out consideration is included in earn-out liability, net, current portion and earn-out liability, net, excluding current portion on the Company’s consolidated balance sheets.

(6)
The Skypass earn-out consideration represents arrangements to pay the former owners of Skypass, which was acquired by the Company in 2023. The Company may be required to make earn-out payments of up to an aggregate of 1,800,000 shares of common stock contingent on Skypass meeting certain adjusted EBITDA targets. In the event the EBITDA target is exceeded, the Company is required to pay 2.5% on any excess of the EBITDA target, settled in shares. The number of shares payable will be calculated based on the market value of the Company’s Class A Common Stock at settlement date. As of December 31, 2023, no payments have been made. Earn-out consideration is included in earn-out liability, net, current portion and earn-out liability, net, excluding current portion on the Company’s consolidated balance sheets.

Short-Term Financial Assets and Liabilities
The carrying values of the Company’s short-term financial assets and liabilities including cash, cash equivalents, restricted cash and short-term investments, accounts receivable, accounts payable, deferred underwriting fees, and accrued expenses approximated their fair values as of December 31, 2023 and 2022, due to their short-term nature. The Company’s restricted cash and short-term investments comprise of cash and certificate of deposits held at banks. All of the Company’s outstanding debt are recorded on an amortized cost basis.
Foreign Currency Exchange Derivatives
The notional amount of the foreign currency exchange derivatives outstanding as of December 31, 2023 is $9.6 million. The notional amount of a foreign currency forward contract is the contracted amount of foreign currency to be exchanged and is not recorded in the balance sheets. The changes in fair value of the foreign currency exchange derivatives are recorded in other income

(expense), net in the consolidated statement of operations. For the year ended December 31, 2023 the Company recorded loss of $0.1 million, in other income (expense), net.
Roll-forward of Level 3 Recurring Fair Value Measurements
The following tables summarizes the fair value adjustments for liabilities measured using significant unobservable inputs (level 3) (in thousands):

	Year Ended December 31,
	2023	2022
Balance, beginning of year	$—	$597
Additions of earn-out consideration with the acquisition of Orinter	3,060	—
Additions of earn-out consideration with the acquisition of Interep	1,700	—
Additions of earn-out consideration with the acquisition of Consolid	1,820	—
Additions of earn-out consideration with the acquisition of Skypass	434	—
Change in the estimated fair value of earn-out consideration	2,707	(597)
Balance, end of the year	$9,721	$—
The earn-out consideration represents the fair values of contingent consideration in connection with the Company’s acquisitions. See Note 7 — Acquisitions and Divestitures for further detail. The earn-out considerations are fair valued using the Monte Carlo Method and are Level 3 measurements because the Company estimates projections during the earn-out period utilizing various potential pay-out scenarios. The Monte Carlo simulation method repeats a process thousands of times in an attempt to predict all the possible future outcomes. At the end of the simulation, several random trials produce a distribution of outcomes that are then analyzed to determine the average present value of the earn-out liability. The valuation model utilized the following inputs for the valuation of the earn-out liabilities as of December 31, 2023:

	Orinter	Interep	Consolid	Skypass
Cost of equity	28.0%	32.0%	28.0%	25.5%
EBITDA volatility	66.0%	66.0%	74.0%	59.0%
Equity volatility	87.0%	87.0%	97.0%	78.0%
Required metric risk premium	21.0%	24.5%	21.5%	19.5%
Risk-neutral adjustment factor	0.75 - 1.00	0.72 - 1.00	0.91 - 0.97	0.69 - 0.98
The earn-out consideration is recorded in earn-out liability, net, current portion and earn-out liability, net, excluding current portion on the Company’s consolidated balance sheets. Changes to the unobservable inputs do not have a material impact on the Company’s consolidated financial statements. The Company recognized a loss of $2.7 million and a gain of $0.6 million for the remeasurement of the earn-out liabilities during the year ended December 31, 2023 and 2022, respectively, recorded as general and administrative expenses within the consolidated statements of operations.
Private placement warrant liability
Fair value of the warrant liability is as follows (in thousands):

	Year Ended December 31,
	2023	2022
Balance, beginning of the year	1,293	—
Private placement warrants recognized upon closing of reverse recapitalization	—	1,721
Transfer of private placement warrants to public warrants	—	(536)
Change in the estimated fair value of private placement warrants	(1,156)	108
Balance, end of the year	$137	$1,293
The private placement warrant liability is fair valued using the Black-Scholes option-pricing model. The following table provides quantitative information regarding inputs used in the Black-Scholes option-pricing model to determine the fair value of the private placement warrants as of December 31, 2023 and 2022:

	December 31,
	2023	2022
Stock price	$2.76	$10.88
Expected term (in years)	3.6	4.6
Expected volatility	73.0%	60%
Risk-free rate	4.0%	4.1%
Dividend yield	—%	—%
Changes to the unobservable inputs do not have a material impact on the Company’s consolidated financial statements. The Company recognized a gain of $1.2 million and a loss of $0.1 million during the years ended December 31, 2023 and 2022, respectively, recorded in changes in fair value of warrant liability within the consolidated statements of operations.

There were no transfers between Level 1, Level 2 or Level 3 fair value hierarchy categories of financial instruments for the years ended December 31, 2023 and 2022.
Assets Measured at Fair Value on a Nonrecurring Basis
Our non-financial assets, such as goodwill, intangible assets and property and equipment, are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur such that a non-financial asset is required to be evaluated for impairment and an impairment is recorded to reduce the non-financial instrument’s carrying value to the fair value as a result of such triggering events, the non-financial asset is measured at fair value when such triggering events occur.

For the years ended December 31, 2023 and 2022 the Company did not record any impairment charges on non-financial assets.

6.    PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following (in thousands):

	As of December 31,
	2023	2022
Capitalized and purchased software	$44,078	$32,283
Computer equipment	1,079	912
Furniture and office equipment	288	332
Leasehold improvements	194	14
Capitalized software development in process	4,148	4,107
Total property and equipment	49,787	37,648
Less: accumulated depreciation and amortization	(32,476)	(26,316)
Total property and equipment, net	$17,311	$11,332
Depreciation and amortization expense was $6.5 million and $5.4 million for the years ended December 31, 2023, and 2022, respectively. Capitalized software development costs during the years ended December 31, 2023, and 2022 was $11.9 million and $7.4 million, respectively.

During the year ended December 31, 2023 and 2022, activity related to disposals were not material.
7.    ACQUISITIONS AND DIVESTITURES
Orinter Acquisition

On January 31, 2023 (the “Orinter Closing Date”), the Company acquired all of the outstanding equity interests in Orinter Tour & Travel, S.A. (“Orinter”) from OTT Holding Ltd (the “Orinter Sellers”) (such transaction referred to as the “Orinter Acquisition”). Orinter is a high-growth and leading travel provider that currently serves a multitude of travel companies, with a strong presence in Brazil and Latin America. Through this acquisition, the Company has expanded its geographic footprint to include Brazil’s domestic and outbound travel market. Additionally, Orinter’s direct relationships with Latin American hotels will provide valuable cross-sell opportunities for the Company.
The acquisition date fair value of consideration transferred for Orinter is as follows (in thousands):

Cash consideration (i)	$21,085
Issuance of Class A Common Stock (ii)	16,037
Fair value of earn-out consideration (iii)	3,060
Total purchase price consideration	$40,182
(i) Cash consideration of $20.0 million paid and $1.5 million holdback consideration transferred to an escrow account as a guarantee in case of necessity of reimbursement, payment and/or use by Orinter for fulfillment of obligations of Orinter deriving from customers credits and customers prepayment. The Company intends to claw back the net working capital adjustment of $0.5 million against the holdback consideration, and recorded this clawback amount in prepaid expenses and other current assets on the consolidated balance sheet.

(ii) Issuance of 1,726,405 shares of common stock to be maintained in an escrow account. The release of the shares are as follows: (a) 903,202 after a period of 12 months from the Orinter Closing Date, and (b) 823,203 shares after a period of 24 months from the Orinter Closing Date.

(iii) The purchase consideration includes an earn-out obligation of $10.0 million (paid in equal installments over 3 years) contingent on Orinter meeting certain EBITDA targets for the years ended December 31, 2024, 2025 and 2026, respectively.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Assets acquired:	Estimated Fair Value
Cash	$624
Accounts receivable	39,960
Prepaid expenses and other current assets	1,447
Property and equipment	336
Goodwill	14,524
Operating lease right-of-use-assets	172
Indemnification asset	2,651
Intangible assets	29,650
Fair value of assets acquired	89,364
Liabilities assumed:
Accounts payable	31,243
Accrued expenses and other current liabilities	6,437
Operating lease liabilities	103
Indemnification liability	2,651
Deferred tax liability	8,748
Fair value of liabilities assumed	49,182
Total purchase consideration	$40,182
Goodwill
The excess of the purchase price consideration over the fair values assigned to the assets acquired and liabilities assumed was recorded as goodwill. The resulting goodwill is primarily attributable to expected post-acquisition synergies from integrating Orinter’s technology with Mondee’s platform and technology. Goodwill recorded in connection with the acquisition was allocated to the travel marketplace segment and is not amortizable for income tax purposes. The goodwill attributable to the acquisition was recorded as a non-current asset and is not amortized but is subject to an annual review for impairment.
Identifiable Intangible Assets
The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition (fair value in thousands):

	Useful life (years)	Fair value
Customer relationships	11	$22,000
Trade names	15	7,650
Total acquired intangibles		$29,650
Since the acquisition, Orinter was included in the Company’s travel marketplace segment.

For the year ended December 31, 2023, the Company recorded $0.4 million of acquisition costs related to the Orinter Acquisition in general and administrative expenses on the consolidated statements of operations. The amounts of revenue and pretax net income of Orinter included in the Company’s consolidated statement of operations from the Orinter Closing Date to December 31, 2023 were $63.7 million and $11.7 million, respectively.

Indemnification asset and liability

The Company recorded an indemnification asset and corresponding liability of $2.7 million for the outcome of a contingency from tax liabilities related to employment and other taxes with respect to Orinter’s pre-acquisition activities, for which we are indemnified by Orinter Sellers.

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

The acquisition date fair value of consideration transferred for Interep is as follows (in thousands):

Cash consideration (i) (ii)	$4,633
Issuance of Class A Common Stock (iii)	3,097
Other consideration - travel credit (iv)	50
Fair value of earn-out consideration (v)	1,700
Total purchase consideration	$9,480
In connection with the acquisition, the Company agreed to pay total consideration of (i) $4.0 million on the Interep Closing Date, (ii) a deferred payment of $0.7 million paid over 36 installments, (iii) 411,000 shares of Company Class A Common Stock, (iv) $0.1 million in travel credits, and (v) an earn-out component up to an aggregate of $3.0 million contingent on Interep meeting certain adjusted EBITDA targets by the end of fiscal year 2025.

The Company estimated the preliminary fair value of acquired assets and liabilities as of the effective time of the Interep Acquisition based on information currently available and continues to adjust those estimates upon refinement of market participant assumptions for integrating businesses. The Company is continuing to obtain information to determine the acquired assets and liabilities, including the customer deposit liability balance, tax liabilities and other attributes. As the Company finalizes the fair value of assets acquired and liabilities assumed, additional purchase price adjustments may be recorded during the measurement period, but no later than one year from the date of the Interep Closing Date. The Company will reflect measurement period adjustments, if any, in the period in which the adjustments are recognized, to the assets acquired and liabilities assumed, with a corresponding offset to goodwill. Final determination of the fair values may result in further adjustments to the values presented in the following table.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Assets acquired:	Estimated Fair Value
Cash	$2,925
Accounts receivable	21,989
Prepaid expenses and other current assets	683
Property and equipment	61
Operating lease right-of-use-assets	63
Other non-current assets	9
Goodwill	2,403
Indemnification asset	1,844
Intangible assets	7,570
Fair value of assets acquired	37,547
Liabilities assumed:
Accounts payable	22,962
Accrued expenses and other current liabilities	1,112
Operating lease liabilities	63
Other long-term liabilities	14
Indemnification liability	1,844
Deferred tax liability	2,072
Fair value of liabilities assumed	28,067
Total purchase consideration	$9,480

The Company recorded $5.2 million for customer relationships with an estimated useful life of 7.5 years, and $2.3 million for trade names with an estimated useful life of 15 years. The resulting goodwill is primarily attributable to the assembled workforce and expanded market opportunities from the Interep Acquisition. Goodwill recorded in connection with the acquisition was allocated to the travel marketplace segment and is not amortizable for income tax purposes. The Company recorded an indemnification asset and corresponding liability of $1.8 million for the outcome of a contingency from tax liabilities related to employment and other taxes with respect to Interep’s pre-acquisition activities, for which we are indemnified by Interep sellers.

For the year ended December 31, 2023, the Company recorded $0.1 million of acquisition costs related to the Interep Acquisition in general and administrative expenses in the consolidated statements of operations.

The amounts of revenue and pretax net income of Interep included in the Company’s consolidated statement of operations from the Interep Closing Date to December 31, 2023 were $18.3 million and $2.3 million, respectively.
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

The acquisition date fair value of consideration transferred for Consolid is as follows (in thousands):

Amount
Cash consideration	$3,406
Fair value of earn-out consideration	1,820
Total purchase consideration	$5,226
In connection with the Consolid Acquisition, the Company agreed to pay cash consideration of $3.4 million and an earn-out component up to an aggregate of $1.0 million in cash and 400,000 shares of the Company’s Class A Common Stock, contingent on Consolid meeting certain adjusted EBITDA targets for the trailing 12 months ending May 12, 2024 and the year ended December 31, 2024. The Company intends to claw back the net working capital adjustment of $0.6 million against future earn-out payments, and therefore, the $0.6 million is recorded net against the fair value of the earn-out liability on the consolidated balance sheet since these amounts have the right to offset.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Assets acquired:	Estimated Fair Value
Cash	$4,050
Accounts receivable	3,569
Prepaid expenses and other current assets	1,236
Deferred income tax assets	690
Property and equipment	90
Goodwill	1,662
Operating lease right-of-use-assets	143
Intangible assets	1,174
Other non-current assets	41
Fair value of assets acquired	12,655
Liabilities assumed:
Accounts payable	5,441
Accrued expenses and other current liabilities	1,534
Operating lease liability	143
Other long-term liabilities	311
Fair value of liabilities assumed	7,429
Total purchase consideration	$5,226

The intangible assets acquired include customer relationships with a fair value of $0.7 million and an estimated useful life of 8.5 years, as well as trade names with a fair value of $0.5 million and an estimated useful life of 15 years. The resulting goodwill is primarily attributed to the assembled workforce and expanded market opportunities obtained through the Consolid Acquisition. Goodwill recorded in connection with the acquisition was allocated to the travel marketplace segment and is not deductible for income tax purposes. For the year ended December 31, 2023, the Company recorded $0.3 million of acquisition costs related to the Consolid Acquisition in general and administrative expenses in the consolidated statements of operations.

The amounts of revenue and pretax net income of Consolid included in the Company’s consolidated statement of operations from the Consolid Closing Date to December 31, 2023 were $5.7 million and $1.2 million respectively.
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

The acquisition date fair value of consideration transferred for Skypass is as follows (in thousands):

Amount
Cash consideration(i)	$3,214
Issuance of Class A Common Stock at Closing(ii)	5,320
Deferred stock consideration(iii)	1,584
Fair value of earn-out consideration(iv)	434
Total purchase price consideration	$10,552
In connection with the acquisition, the Company agreed to pay total consideration of (i) $3.0 million on the Skypass Closing Date, with an adjustment for working capital, (ii) 900,000 shares of the Company’s Class A Common Stock on the Skypass Closing Date, (iii) 100,000 shares of the Company’s Class A Common Stock within 60 days after each of the first, second and third anniversaries of the Skypass Closing Date, and (iv) an earn-out component up to an aggregate of 1,800,000 shares of Company Class A Common Stock over a four year period contingent on Skypass meeting certain adjusted EBITDA growth targets. In the event the EBITDA target is exceeded, the Company is required to pay additional shares of 2.5% on excess of the EBITDA target. The number of shares payable will be calculated based on the market value of the Company’s Class A Common Stock at settlement date.

The Company estimated the preliminary fair value of acquired assets and liabilities as of the effective time of the Skypass Acquisition based on information currently available and continues to adjust those estimates upon refinement of market participant assumptions for integrating businesses. The Company is continuing to obtain information to finalize the acquired assets and liabilities, including accounts receivables balance, tax liabilities and other attributes. As the Company finalizes the fair value of assets acquired and liabilities assumed, additional purchase price adjustments may be recorded during the measurement period, but no later than one year from the date of the Skypass Closing Date. The Company will reflect measurement period adjustments, if any, in the period in which the adjustments are recognized, to the assets acquired and liabilities assumed, with a corresponding offset to goodwill. Final determination of the fair values may result in further adjustments to the values presented in the following table.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Assets acquired:	Estimated Fair Value
Cash	$1,746
Accounts receivable	2,797
Prepaid expenses and other current assets	25
Goodwill	4,009
Operating lease right-of-use-assets	1,006
Intangible assets	4,135
Fair value of assets acquired	13,718
Liabilities assumed:
Accounts payable	668
Accrued expenses and other current liabilities	684
Operating lease liabilities	714
Deferred income tax	1,100
Fair value of liabilities assumed	3,166
Total purchase consideration	$10,552
The intangible assets acquired include customer relationships with a fair value of $3.4 million and an estimated useful life of 8.4 years, as well as trade names with a fair value of $0.8 million and an estimated useful life of 15 years. The resulting goodwill is primarily attributed to the assembled workforce and expanded market opportunities obtained through the Skypass Acquisition. Goodwill recorded in connection with the acquisition was allocated to the travel marketplace segment and is not deductible for income tax purposes. For the year ended December 31, 2023, the Company recorded $0.2 million of acquisition costs related to the Skypass Acquisition in general and administrative expenses in the consolidated statements of operations.

The Company has included the financial results of Skypass in its consolidated financial statements from the Skypass Closing Date to December 31, 2023, which have not been material to date. Pro forma results of operations have not been presented because the effect of the acquisition was not material to the consolidated statements of operations.
Purple Grids Acquisition
On November 13, 2023 (the “Purple Grids Closing Date”), the Company completed the acquisition of Purple Grids, Inc., a company focused on combining open AI with business intelligence and Robotic Process Automation (“RPA”) to automate customer experiences (such transaction referred to as the “Purple Grids Acquisition”). The acquisition was accounted for as an asset acquisition. The purchase of Purple Grids was $8.7 million, which primarily consisted of $5.5 million in shares of the Company’s Class A Common Stock and an earn-out component of $3.2 million contingent on the achievement of certain revenue and stock price targets. The earn-out consideration is equity-classified in accordance with ASC 815 as it was concluded to be indexed to the Company’s stock. The fair value of the earn-out consideration is estimated as of the acquisition date based on our estimates and assumptions utilizing the Monte Carlo simulation method.

As part of the asset acquisition, the Company recorded $10.9 million for developed technology and $0.5 million for assembled workforce with estimated useful lives of seven years and three years, respectively, and assumed $3.1 million in deferred tax liabilities.
LBF US Divestiture
In July 2023, the Company entered into a letter of intent with a former employee to sell LBF Travel Inc, LBF Travel Holdings LLC, Avia Travel and Tours Inc, and Star Advantage Limited (collectively, "LBF US") for net proceeds of 200,000 shares of the Company’s Class A Common Stock, which was valued at $1.8 million as of the disposal date. The Company allocated $0.5 million of the value of the shares to post-sales support provided to LBF US subsequent to the sale and recognized the remaining $1.3 million as purchase consideration. The divestiture of LBF US closed in September 2023. LBF US was initially acquired by the Company on December 20, 2019 ("2019 Acquisition") and operated within the travel marketplace segment. The buyer was a previous owner of LBF Travel Inc, who then became a Mondee employee along with the 2019 Acquisition until Mondee’s divestiture of LBF US.

In connection with the sale, the Company recognized a net gain of $1.3 million, which was recorded in other income (expense). Additionally, the Company agreed to provide certain short-term transition services to support the divested business through the third quarter of 2023, which was subsequently amended to extend through January 2024. The Company incurred $10.4 million of transition service costs for the year ended December 31, 2023, which was recorded in other income (expense), net. As of December 31, 2023, the Company has paid $7.7 million towards the LBF US transition services, and have a remaining amount of $2.7 million unpaid. The results of the divested business through date of sale and the transition services provided to LBF US post the sale were reflected within the travel marketplace segment.
Unaudited Pro Forma Operating Results
The following unaudited pro forma combined financial information presented the results of operations as if (i) the business combinations with Orinter, Interep, Consolid and (ii) the divestiture of LBF US were consummated on January 1, 2022 (the beginning of the comparable prior reporting period), including certain pro forma adjustments that were directly attributable to the Orinter, Interep, and Consolid Acquisitions, including additional amortization adjustments for the fair value of the assets acquired. These unaudited pro forma results do not reflect any synergies from operating efficiencies post their acquisition dates. Accordingly, these unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations of the combined company would have been if the acquisition had occurred at the beginning of the period presented, nor are they indicative of future results of operations. The unaudited pro forma financial information did not include the effect of Skypass Acquisition due to its insignificant impact to the Company's consolidated operation results.

	Year Ended December 31,
(in thousands)	2023	2022
Revenues, net	$232,983	$191,885
Net loss	(43,715)	(75,193)
8.    GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill and intangible assets, net consisted of the following (in thousands):

	December 31,
	2023	2022
Goodwill	$88,056	$66,420
Intangible assets with indefinite lives	10,653	12,028
Intangible assets with definitive lives, net	91,376	45,342
Impairment Assessments. We perform the assessment of possible impairment of goodwill and indefinite-lived intangible assets on an annual basis or more frequently if events and circumstances indicate that an impairment may have occurred. During the years ended December 31, 2023 and 2022, there were no impairments of goodwill or intangible assets.

Goodwill. The following table presents the changes in goodwill by reportable units (in thousands):

	Travel Marketplace	SAAS Platform	Total
Balance as of December 31, 2021	$58,999	$7,421	$66,420
Additions	—	—	—
Impairment charges	—	—	—
Balance as of December 31, 2022	58,999	7,421	66,420
Additions (Note 7 - Acquisitions and Divestitures)	22,598	—	22,598
Divestiture of LBF US (Note 7 - Acquisitions and Divestitures)	(1,678)	—	(1,678)
Foreign currency translation impact	716	—	716
Balance as of December 31, 2023	$80,635	$7,421	$88,056
Indefinite-lived Intangible Assets. Our indefinite-lived intangible assets relate to trade names acquired in various acquisitions during the years ended December 31, 2020 and 2019.

Definite life Intangible assets, net consisted of the following as of December 31, 2023 (in thousands):

	Weighted-average Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	8.12	$93,139	(36,454)	56,685
Trade name	12.62	21,265	(6,408)	14,857
Supplier relationships	10.98	5,767	(1,538)	4,229
Developed technology	6.57	18,402	(3,276)	15,126
Assembled workforce	2.87	501	(22)	479
Balances as of December 31, 2023		$139,074	(47,698)	91,376
Definite life Intangible assets, net consisted of the following as of December 31, 2022 (in thousands):

	Weighted-average Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	6.74	$60,778	(29,288)	31,490
Trade name	8.95	9,580	(5,295)	4,285
Supplier relationships	12.00	5,767	(1,153)	4,614
Developed technology	6.19	7,220	(2,267)	4,953
Balances as of December 31, 2022		$83,345	(38,003)	45,342
Amortization expense for intangible assets was $9.5 million and $6.3 million for the years ended December 31, 2023 and 2022, respectively.

The estimated future amortization expense related to intangible assets with definite lives is as follows (in thousands):

For the years ended December 31,
2024	$11,986
2025	11,812
2026	11,442
2027	11,297
2028	11,297
Thereafter	33,542
$91,376
9.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2023	2022
Accrued expenses	$8,149	$3,314
Provision for chargebacks	148	377
Accrued compensation and benefits	7,209	1,374
Accrued travel agent incentives	3,942	3,458
Customer deposits	4,127	—
Current portion of operating lease liabilities	1,133	796
Other current liabilities	407	—
	$25,115	$9,319

10.    DEBT
Paycheck Protection Program Loan (“PPP Loan”)
In 2021, the Company received an aggregate of $3.6 million in loans pursuant to the Paycheck Protection Program (“PPP”) based on qualified spending, decreased quarterly revenue, and other factors. The Company received full forgiveness on $1.6 million of the PPP loan in November 2021, and the remaining $2.0 million balance in May 2022, which was recorded as a gain on forgiveness of the loan in the respective years.
Term Loan
On December 23, 2019, the Company, entered into a financing agreement with TCW for a $150.0 million term loan (the “Term Loan”) with a maturity date of December 23, 2024. Additionally, on the same day, the Company entered into a revolving credit facility (“TCW LOC”) with an aggregate principal amount not exceeding $15.0 million. The line of credit will terminate on December 23, 2024 and undrawn balances available under the revolving credit facility are subject to commitment fees of 1%. These facilities are guaranteed by the Company and are secured by substantially all of the assets of the Company. No amounts on the revolving credit facility have been drawn down as of December 31, 2023 and 2022, respectively.
The Term Loan has a stated interest rate of SOFR plus a specified premium (“Applicable Margin”) that ranges from 7.00% to 10.50% in accordance to the financing agreement. For the year ended December 31, 2023, the stated interest rate under the TCW Term Loan was SOFR + 8.50% and for the year ended December 31, 2022, the stated interest rate was based on SOFR with an Applicable Margin ranging from 8.50% to 10.50%.
On June 22, 2021, the Company entered into a fourth amendment to the Term Loan, which specifies that if Company does not secure $25.0 million in financing, or enter into a change of control agreement, by June 30, 2022 then the Mondee Stockholder must issue 3,600,000 Class G units to TCW. In connection with the fourth amendment and in consideration thereof, the Company incurred an amendment fee of $1.8 million, which was paid in kind (“PIK”) and added to the outstanding principal balance.

On December 31, 2021, the Company entered into a fifth amendment to the Term Loan to increase the Applicable Margin by 1% and capitalize interest during the period of October 1, 2021 to March 31, 2022. The PIK rate was increased to 12.25% beginning October 1, 2021. Additionally, quarterly installments for loan repayment were deferred until June 30, 2022. The modification is only in effect through June 30, 2022, at which time the Applicable Margin will revert to the original percentages.

On July 8, 2022, the Company entered into a seventh amendment to the Term Loan, pursuant to which, among other things, extended the June 30, 2022 quarterly repayment of interest and quarterly principal repayment to September 30, 2022, and Closing Date, respectively.

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

On July 17, 2022, the Company entered into an amendment to the seventh amendment to the Term Loan, pursuant to which, among other things, TCW consented to reduce the amount of the loan required to be prepaid at closing to $40.0 million ("SPAC Prepayment"). On July 18, 2022, the consummation of the Business Combination occurred which resulted in the following:
a) SPAC Prepayment of $40.0 million
b) SPAC Prepayment Fee of $1.2 million
c) 3,000,000 Class G Units of the Mondee Stockholder issued at a per share price of $3.25

On October 24, 2022, the Company executed an eighth amendment to the Term Loan, pursuant to which, among other things, the amendment provides consent to a portion of the payment of the June Interest Payment at a rate per annum of up to 2.5% to be paid by capitalizing such interest and adding such capitalized interest to the then outstanding principal amount of the Term Loan (such amount, the “June PIK Amount” and the consent to permit the June PIK Amount the “June Interest Payment Condition”), (ii) waive the payment defaults, (iii) amend certain terms and conditions of the Financing Agreement.

On January 11, 2023, the Company executed a ninth Amendment to the Term Loan (the “Ninth Agreement”), wherein Wingspire Capital LLC (“Wingspire”) became a party to the to the Term Loan. The amendment resulted in the redesignation of $15.0 million under the Term Loan from other lenders to Wingspire (the “TCW Term Loan”). Concurrently, Wingspire funded an additional $15.0 million on top of the already outstanding Term Loan (the “Wingspire Term Loan”), with a total of $30.0 million contributed by Wingspire as part of this amendment. Further, pursuant to the ninth Amendment, Wingspire consented to take over the TCW LOC for a principal amount not to exceed $15.0 million. Both the TCW Term Loan and Wingspire Term Loan are referenced herein as the Term Loan.

Until January 11, 2024, the Company has the option to increase the Term Loan by $20.0 million under two conditions: (i) the Company must have a trailing 12-month EBITDA of at least $25.0 million; and (ii) the Company must draw in increments of at least $5.0 million. The Company did not exercise the option to increase the Wingspire Term Loan.

On January 31, 2023, the Company executed a tenth amendment to the Term Loan. The tenth amendment (1) set forth the terms on which we could acquire Orinter, pursuant to the Orinter Purchase Agreement, among us, Mondee Brazil, LLC, a Delaware limited liability company (“Mondee Brazil”), OTT Holdings Ltda. (“OTT Holdings”), Orinter, and the other parties named therein; (2) set forth the terms on which we could pay the earn-out payment contemplated to be paid to OTT Holdings and certain key executives of OTT Holdings pursuant to the Orinter Purchase Agreement; (3) required that Mondee Brazil join as a party to the TCW Agreement and the Security Agreement (as defined in the TCW Agreement); (4) required that Mondee, Inc. pledge 100% of the equity interests of Mondee Brazil; and (5) required that Mondee Brazil and Mondee Inc. pledge 100% of the equity interests of Orinter.

On October 13, 2023, the Company executed an eleventh amendment to the Term Loan (the “Eleventh Amendment”). The Eleventh Amendment (1) provided consent to the Company’s acquisitions of Interep, Consolid and Skypass; (2) required that the Company pledge 100% of the equity interests of Interep, Consolid and Skypass, and certain other subsidiaries; (3) specifies that certain leverage ratios, minimum unadjusted EBITDA and fixed charge coverage ratio covenants shall not be measured through the term of the TCW Agreement; (4) sets forth certain qualified cash requirements; (5) adds as an event of default the failure of the Company to achieve certain refinancing milestones; (6) provides that the revolving credit commitment shall be uncommitted and discretionary in nature; and (7) provides for the payment of certain fees. On November 2, 2023, the Company entered into a waiver with TCW Asset Management Company, Wingspire Capital LLC regarding the Term Loan which waived certain mandatory prepayment obligations of the Company.
For the year ended December 31, 2023, the stated interest rate under the TCW Term Loan was SOFR + 8.50% and for the year ended December 31, 2022, the stated interest rate was SOFR with an Applicable Margin ranging from 8.50% to 10.50%. In addition to the stated rate of interest on the Term Loan pursuant to which interest payments were calculated, debt issuance costs and debt discounts on the Term Loan are amortized over the term of the borrowing arrangement as additional notional interest expense, and added to the calculation of effective interest rate on the TCW Term Loan. Including such additional notional calculations, the effective interest rate on the Term Loan for the years ended December 31, 2023, and 2022 was 23.0% and 22.9%, respectively. The effective interest on the Wingspire Term Loan for the year ended December 31, 2023 is 17.1%. See table at the end of this Note for components of interest expense recognized in the years ended December 31, 2023 and 2022.

As of December 31, 2023, the estimated fair value of the Company’s TCW Term Loan was $149.0 million and the Wingspire Term Loan was $13.9 million. As of December 31, 2022, the estimated fair value of the Company’s Term Loan was $143.7 million. The fair value of debt was estimated based on Level 3 inputs.

The Term Loan includes provisions for customary events of default including non-payment of obligations, non-compliance with covenants and obligations, default on other material debt, bankruptcy or insolvency events, material judgments, change of control, and certain customary events of default relating to collateral or guarantees. Upon the occurrence of any event of default, subject to the terms of the Term Loan including any cure periods specified therein, customary remedies may be exercised by the Lenders under the Term Loan against the Company. The Company was in compliance with all of its financial covenants under the Term Loan as of December 31, 2023.

Subsequent December 31, 2023, the Company executed the twelfth and thirteenth amendments to the Term Loan, which extended the maturity on the Term Loan to March 31, 2025. Refer to Note 24 — Subsequent Events for further information about the amendments.

Orinter Short-term Loan

With partnering financing institutions in Brazil, the Company has the option to collect payments from travelers and travel agencies’ upfront or receive payments through scheduled installments. The Company is also able to collateralize the outstanding receivable balances with those financial institutions to make bank advances through financing agreements. The Company elects options based on the bank fee terms as part of its regular cash management process.

In December 2023, Orinter entered into a loan agreement (“Orinter short-term loan”) for €2.2 million with a maturity date of October 2024. All borrowings under the Orinter short-term loan bear interest at a rate of 6.7489%. Orinter’s receivables due from financial institutions comprising the outstanding balance serve as collateral on the loan. Interest expense for the Orinter short-term loan was immaterial for the year ended December 31, 2023. The Company was in compliance with all of its financial covenants under the Orinter short-term loan as of December 31, 2023.

The following table summarizes the Company's outstanding borrowing arrangements, excluding PPP and other governmental loans (in thousands):

	As of December 31,
	2023	2022
Term Loan	$114,708	$106,250
Payment in kind interest on Term Loan[1]	56,063	46,518
Others	2,578	14
Total outstanding principal balance	173,349	152,782
Less: Unamortized debt issuance costs and discounts	(11,842)	(18,386)
Total debt	161,507	134,396
Less: Current portion of long-term debt	(10,828)	(7,514)
Long-term debt, net of current portion	$150,679	$126,882
1 Includes paid in kind amendment fee of $1.8 million.

The following table sets forth the total interest expense recognized related to the loans payable to lenders and other payment obligations mentioned above (in thousands):

	Year ended December 31,
	2023	2022
Cash interest expense	$13,637	$10,903
Payment in kind interest, net[1]	9,363	9,036
LOC commitment charges	152	152
Amortization of debt issuance costs	8,846	6,563
	$31,998	$26,654
1Represents Payment in Kind Interest for the Company’s outstanding Term Loans, net of the reclassification of interest expense related to capitalized software development amounting to $0.2 million and $0.6 million for the years ended December 31, 2023 and 2022 respectively.

The Company incurred an additional $3.4 million of interest expense associated with Orinter and Interep’s operations for upfront collection of other receivables partnered with financing institutions. Interest expense paid out in cash for the year ended December 31, 2023 and 2022 was $17.2 million and $10.8 million.

The aggregate annual principal maturities of our Term Loan, Orinter short-term loan, and governmental loans for each of the next five years, based on contractual terms are listed in the table below (in thousands):

Year ending December 31,	Borrowing Arrangements	Governmental Loans
2024	$10,828	$51
2025	162,521	21
2026	—	21
2027	—	21
2028	—	21
Thereafter	—	58
	$173,349	$193

11.    REVENUE
Disaggregation of revenue
The Company believes that disaggregation based on reportable segments best depicts how the nature, amount, timing and uncertainty of our revenues and cash flows are affected by industry, market, and other factors. Disaggregated revenue by reportable segment also best depicts revenue by stream, type of contract, and type of customer. As described above in Note 2 — Summary of Significant Accounting Polices, the Company has two reportable segments, Travel Marketplace and SaaS Platform.
Revenue by segment, underlying travel product and sales channel
The following table presents revenues by segment, underlying travel product and sales channel for the fiscal years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022
Travel Marketplace revenues	$222,075	$157,473
Travel Transaction revenues	208,842	145,154
Air	$125,982	$144,459
Travel Package	46,434	57
Hotel	26,805	222
Other	9,621	416
Fintech Program revenues	13,233	12,319

SaaS Platform revenues	$1,250	$2,011
Subscription services revenue	1,250	2,011

Revenues, net	$223,325	$159,484
Within our Travel Marketplace segment, the Company, as an agent, facilitates traveler suppliers to sell underlying travel products and provides booking services to travelers. We generate travel transaction related revenue from the booking services based on the booking amount of the underlying travel products. In addition, we generate commission revenues from banks and financial institutions based on the travel booking spend processed through fintech programs partnered with our platform. Our customers within Travel Marketplace segment include travel suppliers and fintech partners.
As noted in Note 2 — Summary of Significant Accounting Polices, all Travel Marketplace segment revenues are transactional in nature and are based on flat fees per booking and tiered fixed incentive rates based on cumulative gross booking values and/or based on volume of bookings during a period. All Travel Marketplace segment revenues are recognized at a point in time when our single performance obligation is fulfilled. We estimate for variable considerations based on cumulative bookings and for the traveler eventually taking the trip using the expected value approach at the end of each reporting period.
We earn Air transaction revenues that include mark-up fees, commissions and incentives derived from the airline ticket booked, and associated ancillary services, such as fees charged for premium seat selection, luggage, and travel insurance. Similarly, the Travel

Package, Hotel and Other subcategories related Travel Transaction revenues are derived from travel package booking, hotel booking, and other bookings made as well as additional ancillary services purchased by the travelers. Travel Package presented revenues are generated from a single booking by the traveler for multiple underlying travel products, such as airline tickets and hotel services reserved through one booking. Other subcategories include transaction revenues from car rental, cruises, and other bookings.
Within our SaaS Platform segment, we earn subscription revenues from the user of our SaaS platform and recognized over the term of the agreement using a time-based measure of progress, as the nature of the Company’s promise to the customer is to stand ready to provide platform access.
The disaggregated revenue by reportable segment also represented our revenue by stream, type of contract, revenue recognition timing and type of customer.
Revenue by sales channel
The following table presents the Travel Marketplace segment by sales channel for the fiscal years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022
Transaction through affiliates and with customers	$213,892	$123,746
Transactions from travelers’ direct bookings	8,183	33,727
Travel Marketplace revenues	$222,075	$157,473
We generate mark up fees and certain commissions from booking reservations directly placed by travelers through our platform. The Transaction through affiliates with customers includes our revenues generated from mark-up fees and commissions via bookings placed by travel agencies. Fintech program revenues which are not differentiated by sales channels. Along with the LBF divestiture in July 2023, transactions from traveler’s direct booking in 2023 decreased to a lesser extent as compared to 2022.
Contract balances
The timing of revenue recognition, billing, and cash collection results in the recognition of accounts receivable, contract assets and contract liabilities on the consolidated balance sheets.

Contract assets include unbilled amounts resulting from contracts in which revenue is estimated and accrued based upon measurable performance targets defined at contract inception and in which the related performance obligation is satisfied.

Contract liabilities, discussed below, are referenced as “deferred revenue” on the consolidated balance sheets and disclosures. Cash received that are contingent upon the satisfaction of performance obligations are accounted for as deferred revenue. Deferred revenue primarily relates to advances received from GDS service providers for bookings of airline tickets in future.

The opening and closing balances of accounts receivable, contract assets and deferred revenue are as follows (in thousands):

	Accounts Receivable	Contract Asset	Deferred Revenue
Ending Balance as of December 31, 2021	$10,178	$3,935	$20,738
Increase/(decrease), net	11,555	1,859	(254)
Ending Balance as of December 31, 2022	21,733	5,794	20,484
Increase/(decrease), net	93,796	7,434	(3,001)
Ending Balance as of December 31, 2023	$115,529	$13,228	$17,483
During the year ended December 31, 2023, the Company recognized revenue of $2.6 million from the deferred revenue balance as of December 31, 2022. During the year ended December 31, 2022, the Company recognized revenue of $4.0 million from the deferred revenue balance as of December 31, 2021.

During the year 2022, the Company modified its agreement with a select GDS service provider. Pursuant to this modification, the shortfall fees of $2.7 million were recognized to deferred revenue.

12.    INCOME TAXES
The components of loss before income taxes consisted of the following (in thousands):

	Year ended December 31,
	2023	2022
United States	$(76,838)	$(90,611)
International	13,490	500
	$(63,348)	$(90,111)
The provision for (benefit from) income taxes consisted of the following (in thousands):

	Year ended December 31,
	2023	2022
Current tax expense:
Federal	$(235)	$—
State	889	109
International	183	455
	837	564
Deferred
Federal	(2,978)	(11)
State	(469)	(195)
International	79	(231)
	(3,368)	(437)
Total (benefit from) provision for income taxes	$(2,531)	$127
Components of the Company's deferred income tax assets and liabilities are as follows (in thousands):

	Year ended December 31,
	2023	2022
Net operating loss	$27,423	$29,822
Interest expense limitation	28,134	19,068
Deferred revenue	4,318	4,787
Accrual and reserves	4,170	2,033
Stock based compensation	1,671	1,251
Fixed assets	—	274
Capitalized research and development costs	4,199	4,380
Capital Loss	1,580	—
Lease liability	1,004	627
Other	363	194
	72,862	62,436
Valuation allowance	(52,240)	(47,827)
Total deferred tax assets	20,622	14,609

Intangible assets	(29,387)	(14,314)
Fixed Assets	(1,940)	—
Right-of-use lease asset	(877)	(365)
Total deferred tax liabilities	(32,204)	(14,679)
Total net deferred tax liability	$(11,582)	$(70)
As a result of various acquisitions during the year ended December 31, 2023, the Company recorded approximately $15.0 million of deferred tax liabilities and $0.7 million of deferred tax assets.

The provision for (benefit from) income taxes differs from the amounts computed by applying the U.S. federal income tax rate to income (loss) before income taxes for the following reasons:

	Year ended December 31,
	2023	2022
Federal tax at statutory rate	21.00%	21.06%
State, net of federal benefit	(0.65)%	5.77%
Stock-based compensation	(3.01)%	(1.24)%
Permanent differences	0.33%	0.86%
US tax effect of foreign earnings	(5.81)%	—%
Transaction costs	(1.24)%	3.69%
PPP loan forgiveness	—%	0.60%
Foreign rate differential	3.85%	(0.08)%
Change in valuation allowance	(3.38)%	(13.56)%
Impact of business divestiture	(5.26)%	—%
IRC section 162(m) executive compensation limitation	(1.33)%	(16.73)%
Other Items	(0.50)%	(0.51)%
Effective tax rate	4.00%	(0.14)%
As of December 31, 2023, the Company had net operating loss carryforwards for federal and state purposes of approximately $105.1 million and $117.1 million, respectively. The federal net operating losses will begin to expire in 2032, and the state net operating losses will begin to expire in 2027, if not utilized. Net operating losses generated after December 31, 2017 may be carried forward indefinitely for federal tax purposes. Accordingly, $62.8 million of federal net operating losses will not expire.

Utilization of net operating loss carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided in the Internal Revenue Code of 1986, as amended ("IRC"), and similar state provisions. Certain tax attributes of the Company were subject to an annual limitation as a result of the Company’s ownership changes during 2016 and 2019 and the acquisition of various subsidiaries, which constituted changes in ownership as defined under IRC section 382. As a result of the analysis, federal net operating losses of $16.6 million and state net operating losses of $16.6 million have been lost permanently and the related deferred tax asset has been written down.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state and local, and foreign taxing authorities, where applicable. Because the Company has net operating loss carryforwards, there are open statutes of limitations, which may allow such taxing authorities to examine the Company's tax returns for all tax years from 2011 through the current period.

Realization of the future tax benefits of the Company's net deferred tax assets is dependent on the Company's ability to generate sufficient taxable income within the carryforward period. The Company has concluded, based on the weight of available evidence, that its net deferred tax assets will not be fully realized in the future, on a more likely than not basis. Accordingly, a valuation allowance of $52.2 million and $47.8 million has been established against the deferred tax assets as of December 31, 2023 and December 31, 2022, respectively. The net valuation allowance increased by $4.4 million and $12.2 million during the years ended December 31, 2023 and December 31, 2022, respectively. Management reevaluates the positive and negative factors at each reporting period.

FASB’s Accounting Standard Codification Topic 740, Income Taxes, provides guidance for accounting for uncertainty in tax positions and requires that companies recognize a benefit from a tax position in their consolidated financial statements only if it is more likely than not that the tax position will be sustained, upon audit, based on the technical merits of the position. For tax positions that meet the recognition threshold, the Company records the largest amount of benefit that has greater than 50 percent likelihood of being realized upon settlement with the taxing authority.

As of the year ended December 31, 2023 and December 31, 2022, the Company had $0.4 million and $0 unrecognized tax benefits, respectively, and does not anticipate any significant change to the unrecognized tax benefit balance to occur within the next 12 months.

	Year ended December 31,
(in thousands)	2023	2022
Unrecognized tax benefits, beginning of fiscal year	—	—
Increases related to tax positions taken during prior periods	351	—
Unrecognized tax benefits, end of fiscal year	$351	$—

The Company classifies interest and penalties related to uncertain tax positions in income tax expense, if applicable. The Company has not provided for U.S. income taxes or foreign withholding taxes on undistributed earnings from non-U.S. operations as of December 31, 2023 because the Company intends to reinvest such earnings indefinitely outside of the United States, unless such earnings can be repatriated without material income tax consequences.
13.    REDEEMABLE PREFERRED STOCK
On September 29, 2022 (“preferred stock closing date”), the Company issued and sold an aggregate 85,000 shares of its Series A Preferred Stock at $1,000 per share together with warrants exercisable for 1,275,000 shares of Class A common stock at $11.50 per share (“Original Warrants”), resulting in gross proceeds of $85.0 million.
On October 17, and December 14, 2023, the Company completed subsequent private placements of 11,300 shares of the Company’s newly designated Series A-3 Preferred Stock, together with warrants exercisable for 1,444,500 shares of Class A common stock at $7.50 per share (“Incremental Warrants), resulting in gross proceeds of $11.3 million (“2023 Financing Transaction”). The Incremental Warrants were issued in exchange for surrendering the Original Warrants. See Note 4 — Warrants for further details on the common stock warrants.
In connection with the 2023 Financing Transaction, the Company filed an Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series A-1, Series A-2 and Series A-3 Preferred Stock, and converted Series A Preferred Stock issued on the preferred stock closing date to Series A-1 Preferred Stock on a 1:1 basis. Subsequently when the 2023 Financing Transaction closed, these Series A-1 Preferred Stock concurrently converted into Series A-2 Preferred Stock on a 1:1 basis. As of December 31, 2023, the Company had 85,000 shares of Series A-2 and 11,300 shares of A-3 shares of Preferred Stock outstanding.

The shares of the Series A-2 and A-3 Preferred Stock have the following key terms:

•A stated value of $1,000 per share;
•The holders are entitled to receive cumulative dividends at the annual rate of SOFR plus 8.50%. After the second anniversary of the preferred stock closing date the holders are entitled to receive cumulative dividends at the annual rate of SOFR plus 12.00%;
•The holders have a put right to redeem the shares of the Series A-2 and A-3 Preferred Stock for cash at the stated value, plus any unpaid dividends after four years from the preferred stock closing date (On or after September 29, 2026). The preferred shares can only be redeemed in cash and the price per share of Series A-2 and A-3 Preferred Stock on the date of redemption is equal to the stated value per share price plus, an amount equal to the accrued dividends plus, accrued and unpaid dividends since the most recent dividend payment date. In the event the Company does not meet a certain 2025 EBITDA target, the holders can accelerate the right to put the preferred stock back on or after March 31, 2026;
•The shares of the Series A-2 and A-3 Preferred Stock are non-voting;
•The shares of the Series A-2 and A-3 Preferred Stock are not convertible into shares of the Company's Class A Common Stock;
•The shares of the Series A-2 and A-3 Preferred Stock are senior to the shares of the Company Class A Common Stock and any class or series of capital stock expressly designated as ranking junior to the shares of the Series A Preferred Stock as to distribution rights and rights upon liquidation, dissolution or winding up (“Junior Stock”). The shares of the Series A Preferred Stock are on a parity with any class or series of the Company’s capital stock expressly designated as ranking on a parity with the shares of the Series A Preferred Stock as to distribution rights and rights upon liquidation, dissolution or winding up (“Parity Stock”).

•The Company may repurchase the outstanding shares of the Series A-2 Preferred Stock at any time for an amount equal to the greater of the stated value price per share of the Series A-2 Preferred Stock plus, an amount equal to the accrued dividends plus, accrued and unpaid dividends since the most recent dividend payment date with respect to such share as of the applicable redemption date or if any, to result in, prior to the second anniversary of the preferred stock closing date, a multiplier to the product of 1.225 times the stated value of the shares of the Series A-2 Preferred Stock, from and after the second anniversary of the preferred stock closing date, a multiplier equal to 1.325 times the stated value of the shares of the Series A-2 Preferred Stock. The Company may repurchase the outstanding shares of the Series A-3 Preferred Stock at any time for an amount equal to the stated value per share price plus, an amount equal to the accrued dividends plus, accrued and unpaid dividends since the most recent dividend payment date.

The shares of the Series A Preferred Stock is recorded in temporary equity in accordance with ASC 480 as redeemable preferred stock on the accompanying consolidated balance sheets. The shares of the Series A Preferred Stock will be accreted up to their redemption using the accretion method. The proceeds were bifurcated between the shares of the preferred stock issued and the common stock warrants issued on a relative fair value basis. Incremental to the warrants issued, the Company incurred issuance costs of $0.3 million for the 2023 preferred financing and $1.4 million for the 2022 preferred financing, respectively. The Company calculates the accretion of the shares of the preferred stock to its redemption using effective rate method and is reported as a deemed dividend. The effective interest rate for the years ended December 31, 2023 and 2022 is 17.74% and 13.99%, respectively.

The Company recorded $11.6 million and $0.0 million of accrued dividends for the years ended December 31, 2023 and 2022, respectively. Accrued dividends on the shares of preferred stock are reported in redeemable preferred stock on the Company’s consolidated balance sheet. No dividends have been paid out since issuance of these shares of Series A Preferred Stock.
14.    COMMITMENTS AND CONTINGENCIES
Legal Matters
From time to time, the Company may be a party to litigation and subject to claims incidental to its business. Although the results of litigation and claims cannot be predicted with certainty, the Company currently believes that the final outcome of these matters will not have a material effect on its results of operations, financial position and cash flows. Regardless of the outcome, litigation can have an adverse impact on the Company because of judgment, defense and settlement costs, diversion of management resources, and other factors. As of December 31, 2023, the Company has the following outstanding legal claims that may have a material impact.

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

Litigation Relating to Restrictive Legends. On December 8, 2023, plaintiff Raja Venkatesh (“Venkatesh”) filed a complaint in the United States District Court for the Southern District of New York against the Company, its Chief Executive Officer and Chairman, Prasad Gundumogula (“Gundumogula” and, together with the Company, the “Mondee Defendants”), and the Company’s transfer agent, Continental Stock Transfer & Trust Company (“CST”). The complaint, which is captioned Raja Venkatesh v. Mondee Holdings, Inc., Prasad Gundumogula, and Continental Stock Transfer & Trust Company, Case No.: 1:23-cv-10734-VEC (S.D.N.Y.) (the “Venkatesh Action”), asserts ten causes of action: (1) violation of Section 10(b) of the Securities Exchange Act and Rule 10b-5 against the Mondee Defendants; (2) violation of 8 Del. C. § 158 against Mondee and CST; (3) violation of 8 Del. C. §§ 8-401 and 8-407 against Mondee and CST; (4) breach of fiduciary duty against the Mondee Defendants; (5) negligence against Mondee and CST; (6) conversion against Mondee and CST; (7) civil conspiracy against all Defendants; (8) breach of contract against Mondee; (9) breach of the implied covenant of good faith and fair dealing against Mondee; and (10) injunction against the Company and CST. The claims asserted in the Venkatesh Action all relate to Plaintiff’s allegations that the Company improperly placed and maintained certain restrictive legends on his shares of common stock in the Company purportedly in violation of the terms of a Registration Rights Agreement, to which Plaintiff and the Company are parties. The relief sought in the complaint includes a permanent injunction requiring the removal of the restrictive legends, compensatory damages for losses allegedly sustained by Venkatesh as a result of defendants’ conduct, punitive damages, and costs and expenses incurred in connection with the Venkatesh Action. On February 12, 2024, the Mondee Defendants filed a motion to dismiss the complaint for lack of subject matter jurisdiction and failure to state a claim. In addition, Gundumogula moved to dismiss the complaint for lack of personal jurisdiction. Also on February 12, 2024, CST filed a motion to dismiss the complaint. Responses to the Mondee Defendants’ and CST’s motions to dismiss are due by April 12, 2024. The pretrial conference, which was originally scheduled for February 9, 2024, has been adjourned pending resolution of the pending motions to dismiss. The Company intends to vigorously defend the claims asserted in the Venkatesh Action. At present, the Company is unable to reasonably estimate a possible range of loss , if any, associated with these claims.

Litigation Related to Ingenico. On October 13, 2021, Mondee received a summons from Global Collect Services B.V. to appear in the District Court of Amsterdam with respect to a claim of $0.5 million for past dues and outstanding invoices, fees, plus interest and costs of collection. The Company is in current discussions to settle this lawsuit, but an estimate of a reasonably possible amount of any such payment cannot be made.
Letters of Credit
The Company had $7.9 million and $7.4 million secured letters of credit outstanding as of December 31, 2023 and 2022, respectively. These primarily relate to securing the payment for the potential purchase of airline tickets in the ordinary course of business and are collateralized by term deposits, for which the contractual obligation is less than a year.
Commercial Commitments
The Company has commercial commitments arising in the normal course of business of the industry in which it operates. Under the terms of such contracts, the Company receives cash in advance for production goals over a period of several years. In the event of under-performance or termination of the applicable contract, the Company may be obligated to repay amounts still to be earned. At December 31, 2023, the Company had under-performed the required goals of one such contract, where the unearned balance was $9.2 million and is recognized as part of our current and non-current Deferred Revenue balance on the consolidated balance sheet. The Company and counter-party both intend to continue the terms of the contracts.
15.    OPERATING LEASES
The Company leases various office premises and facilities under non-cancelable operating leases that expire at various dates through January 2031. Some of the Company’s leases contain one or more options to extend or terminate. The Company considers options to extend or terminate the lease in determining the lease term.

Operating lease expense for the year ended December 31, 2023 was $1.6 million, of which $0.4 million was variable lease expense. For the year ended December 31, 2022 operating lease expense was $1.3 million, and variable lease expense was not material. The Company records operating lease expense in the consolidated statement of operations within general and administrative expenses. The Company had no finance leases as of December 31, 2023 and 2022.

As of December 31, 2023 and 2022, the weighted-average remaining lease term and weighted-average discount rate for operating leases are as follows:

	December 31,
	2023	2022
Weighted-average remaining lease term	3.75	4.56
Weighted-average discount rate	15.97%	12.86%
Supplemental cash flow information as of December 31, 2023 and 2022 related to operating leases are as follows (in thousands):

	Year Ended December 31,
	2023	2022
Cash paid within operating cash flows	$1,311	$1,178
Operating lease right-of-use assets recognized in exchange for new operating lease obligations	1,474	3,313

As of December 31, 2023, the future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

For the years ended December 31,
2024	$1,589
2025	1,223
2026	811
2027	498
2028	494
Thereafter	158
Total operating lease payments	4,773
Less: Imputed interest	(1,079)
Total operating lease liabilities	$3,694
16.    EMPLOYEE BENEFIT PLAN
The Company sponsors a 401(k) defined contribution plan covering its employees in the United States of America. Participants may contribute a portion of their compensation to the 401(k) plan, subject to limitations under the Internal Revenue Code. The Company does not match contributions to its 401(k) plan.

The Company’s Gratuity Plan in India (the “India Plan”) provides for a lump sum payment to vested employees on retirement or upon termination of employment in an amount based on the respective employee’s salary and years of employment with the Company. Liabilities with regard to the India Plan are determined by actuarial valuation using the projected unit credit method. Current service costs for these plans are accrued in the year to which they relate. Actuarial gains or losses or prior service costs, if any, resulting from amendments to the plans are recognized and reported as personnel expenses in the consolidated statements of operations.

The benefit obligation has been measured as of December 31, 2023, and 2022. The following table sets forth the activity and the funded status of the Gratuity Plans and the amounts recognized in the Company’s consolidated financial statements at the end of the relevant periods (in thousands):

	Year Ended December 31,
	2023	2022
Present value of obligation as at the beginning of the year	$562	$444
Interest cost	29	30
Past service cost	28	—
Current service cost	114	169
Benefits paid	(234)	(142)
Net actuarial (gain)/loss recognized in the year	(214)	113
Effect of exchange rate changes	30	(52)
Present value of obligation as at the end of the year	$315	$562
The following table sets forth the amounts recognized on the consolidated balance sheets (in thousands):

	Year Ended December 31,
	2023	2022
Present value of obligation as at the end of the year	$315	$562
Fair value of plan assets as at the end of the year	—	—
Funded status / (unfunded status)	(315)	(562)
Excess of actual over estimated	—	—
Unrecognized actuarial (gains)/losses	—	—
Net asset/(liability)recognized in consolidated balance sheet	$(315)	$(562)
Current portion	$14	$10
Non-current portion	$301	$552

Accumulated benefit obligation in excess of plan assets were as follows (in thousands):

	Year Ended December 31,
	2023	2022
Accumulated benefit obligation	$91	$146
Components of net periodic benefit costs, were as follows (in thousands):

	Year Ended December 31,
	2023	2022
Current service cost	$114	$169
Past service cost	28	—
Interest cost	29	30
Net actuarial (gain)/loss recognized in the year	(214)	113
Expense (benefit) recognized in the consolidated statement of operations	$(43)	$312
The components of actuarial (gain)/loss on retirement benefits are as follows (in thousands):

	Year Ended December 31,
	2023	2022
Actuarial gain/(loss) on arising from change in financial inputs	$214	$(162)
Actuarial gain/(loss) on arising from experience adjustment	—	49
Total actuarial gain/(loss) on obligation	$214	$(113)
The weighted average actuarial inputs used to determine benefit obligations and net gratuity cost were:

	Year Ended December 31,
	2023	2022
Discount rate	7.35%	7.45%
Rate of compensation increase	9.59%	10.00%
17.    RELATED PARTY TRANSACTIONS
A summary of balances due to and from related parties, and transactions with related parties are as follows (in thousands):

	December 31,
Balances as at Period End	2023	2022
Amount payable to related party(1)	$42	$13
Amount receivable from related party(2)	43	38
Loan receivable from related party(3)	83	—
Note payable to related party(4)	201	197
Rent payable to related parties and an affiliate associated with these related parties and an employee(5)	1,284	—

	Year Ended December 31,
Transactions with Related Parties	2023	2022
Offshore IT and software development services, sales support and other services(6)	$—	$660
Interest income(7)	—	282
Payment made on behalf of Mondee Holdings LLC(8)	—	5,241
Service fees(2)	—	2,379
Loan receivable from related party(3)	83	—
Lease expense(5)	381	169

_________________________

(1)
As of December 31, 2022 Mondee Tech Pvt Ltd had a payable to Metaminds Software, which was settled in the three months ending March 31, 2023. As of December 31, 2023, Interep owes a travel credit to Asi Ginio, a member of the Board of Directors, in exchange for the general advisory services Mr. Ginio provided to the former owners of Interep in connection with the Interep Acquisition.

(2)
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

(3)
In July 2023, the Company provided financing of $0.1 million to its Chief Financial Officer ("CFO") as part of his relocation package. The promissory note bears an annual interest rate of 3.3% per annum and matures at the earlier of April 2026 or when the CFO's employment with the Company terminates. All outstanding principal, inclusive of any accrued and unpaid interest, is slated for settlement upon maturity of the note. The Company has the option to forgive the obligation in one-third increments which is contingent upon the absence of any breach of the CFO's obligations with the Company and his continued service.

(4)
The Company has a note payable to the CEO amounting to $0.2 million and $0.2 million as of December 31, 2023 and December 31, 2022, respectively. The loan is collateralized and carries an interest rate of 2.0% per annum. Principal and interest are due on demand.

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

(6)
Metaminds Technologies Pvt. Ltd. and Metaminds Software Solutions Ltd, corporations limited by shares organized under the laws of India, and Metaminds Global Solutions Inc. (“Metaminds”), provide certain consulting services to Mondee and its subsidiaries in the areas of software development, fulfillment and other support. The CEO co-owns Metaminds with his wife. The CEO is a material shareholder in Mondee, and both the CEO and his wife serve on the Board of Directors of Mondee, Inc. and certain of its subsidiaries. Prior to acquisition of certain assets and liabilities of Metaminds Technologies Pvt Ltd (“Metaminds Technologies”), Mondee hired all employees of Metaminds Technologies and Metaminds Software Solutions Ltd (“Metaminds Software”) in April 2022. There were no services rendered by Metaminds Technologies and Metaminds Software for offshore IT, offshore software development, or sales support for the for the year ended December 31, 2023.

(7)
The Company had a secured promissory note receivable from Mondee Group, bearing an interest rate of 2.3% compounded annually, with a 10-year term, and was secured by 14,708 Class A units in Mondee Holdings, LLC. The note was settled upon the occurrence of the reverse recapitalization with ITHAX, partly by a right to receive the Company’s Class A Common Stock to the extent of $20.3 million and partly by the asset acquisition of Metaminds Technologies (defined below). On March 10, 2023, the Company received — shares of Class A
Common Stock, which were valued at $20.3 million. The shares are reflected as treasury stock on the consolidated balance sheet as the shares have not been retired as of December 31, 2023.

(8)	Corresponds to a payment made to Rocketrip put option holders by the Company on the behalf of Mondee Holdings LLC.
18.    SEGMENT INFORMATION
The Company has the following reportable segments: travel marketplace and SaaS Platform. These reportable segments offer different products and services and are managed separately because the nature of products and services, and methods used to distribute the services are different. Mondee’s primary segment measure is Adjusted EBITDA (Earnings Before Interest, Taxes, Depreciation, and Amortization). Assets, liabilities, one-time legal expenses, income tax expense and other income (expense), net are reviewed on an entity-wide basis by the Chief Operating Decision Maker (“CODM”), and hence are not allocated to these reportable segments. Segment revenue is reported and reviewed by the CODM on a monthly basis.
Such amounts are detailed in our segment reconciliation below (in thousands):

	Year Ended December 31, 2023
	Travel Marketplace	SaaS Platform	Total
Revenue	$222,075	1,250	223,325
Adjusted EBITDA	$23,461	(3,943)	19,518
Depreciation and amortization			(16,068)
Stock-based compensation			(13,787)
Payroll tax expense related to stock-based compensation			(214)
Restructuring (expense) income, net			(2,371)
Acquisition cost			(1,238)
Legal expenses pertaining to acquisitions			(952)
Transaction filing fees and related expenses			(2,687)
Change in fair value of earn-out liability			(2,707)
Operating loss			(20,506)
Total other expense, net			(42,842)
Loss before income taxes			(63,348)
Provision for income taxes			2,531
Net loss			(60,817)

	Year Ended December 31, 2022
	Travel Marketplace	SaaS Platform	Total
Revenue	$157,473	2,011	159,484
Adjusted EBITDA	$12,451	(570)	11,881
Depreciation and amortization			(11,770)
Stock-based compensation			(62,042)
Restructuring and related costs			(2,542)
Sale of export incentives			(760)
Legal expense			(744)
Warrant transaction expense			(326)
Operating loss			(66,303)
Other expense, net			(23,808)
Loss before income taxes			(90,111)
Provision for income taxes			(127)
Net loss			(90,238)
Geographic information
The following table represents revenue by geographic area based on the geographic location of the Company’s subsidiaries (in thousands). Geographic stratification changed in the year ended December 31, 2023 as a result of the impact of acquisitions viewed in comparison to the whole company.

	Year Ended December 31,
	2023	2022
United States	$124,323	$149,782
Brazil	81,696	—
Rest of Americas	17,149	9,702
Asia Pacific	157	—
	$223,325	$159,484
The following table represents the Company's long-lived assets (excluding capitalized software) and operating lease assets by geographic area (in thousands).

	Year Ended December 31,
	2023	2022
United States	$2,432	$1,016
India	979	625
Rest of Americas	710	17
	$4,128	$1,658
19.    CLASS A COMMON STOCK
On July 18, 2022, the Company’s Class A Common Stock and Warrants began trading on Nasdaq Global Market under the ticker symbols “MOND” and “MONDW”, respectively. As described above in Note 4 — Warrants, the public warrants were delisted as all public warrants were tendered or redeemed.
Class A Common Stock
As of December 31, 2023 and 2022, the Company had authorized a total of 500,000,000 shares for issuance of Company Class A Common Stock. As of December 31, 2023, 83,252,040 shares of the Company Class A Common Stock are issued and outstanding. Not reflected in the shares issued and outstanding as of December 31, 2023, is approximately 53,071 related to restricted stock units that vested in 2023 but have not yet been settled and issued. As of December 31, 2022, the Company has 82,266,160 shares of the Company Class A Common Stock issued and outstanding. Not reflected in the shares issued and outstanding is approximately 331,600 shares related to RSUs that vested in 2022, but had not been settled and issued.
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
Liquidation Rights
Subject to the rights of holders of the preferred stock, in the event of any liquidation, dissolution or winding up of the Company's affairs, whether voluntary or involuntary, after payment or provision for payment of the Company's debts and any other payments required by law and amounts payable upon shares of the preferred stock ranking senior to the shares of the Company Class A Common Stock upon such dissolution, liquidation or winding up, if any, the Company's remaining net assets will be distributed to the holders of the shares of the Company Class A Common Stock and the holders of any other class or series of capital stock ranking equally with the shares of the Company Class A Common Stock upon such dissolution, liquidation or winding up, equally on a per share basis.
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
Share Repurchases
In 2023, the Company’s Board of Directors (the “Board”) authorized a share repurchase program to purchase up to $40.0 million of the Company’s outstanding shares of Class A Common Stock. The amount and timing of repurchases is determined at the Company’s discretion, depending on market and business conditions, and prevailing stock prices among other factors. Open market repurchases will be structured to occur in accordance with applicable federal securities laws, including insider trading laws. The program is not subject to any self-imposed Company trading restrictions or blackout periods and has no expiration date.
During the year ended December 31, 2023, the Company repurchased 2,389,954 shares of its Class A Common Stock for a total of $10.0 million. The repurchase was at a weighted-average price of $4.16 per share when excluding commissions, and are recorded to treasury stock on the Company’s consolidated balance sheets. As of December 31, 2023, $30.0 million remained available under the Share Repurchase Program.
20.    STOCK-BASED COMPENSATION
Class D Incentive Units
In February 2021, the Board of Managers of the Mondee Stockholder approved the amended and restated 2013 Class D Incentive Unit Plan. The plan authorizes 91,177,477 Class D Incentive Units of the Mondee Stockholder for issuance to the Company’s employees. During 2021, 42,288,769 units were granted to certain employees, consultants of Metaminds Software Solutions Ltd, consultants of Metaminds Technologies Pvt Ltd, and other external consultants. During the year ended December 31, 2022, the Company recognized stock-based compensation from Class D Incentive Units granted in 2018 and 2021.

Class D incentive units are estimated using the “Black-Scholes” option pricing model. The “Black-Scholes” model requires the use of inputs, including expected volatility and expected term, which greatly affect the calculated values and require significant analysis and judgment to develop. The expected term of Class D incentive units was calculated as the weighted average of the time to vesting. The risk-free rate is based on the rates in effect at the time of grant for zero coupon U.S. Treasury notes with maturities approximately equal to each award's expected term. The expected volatility is based on the volatility of publicly traded industry peer companies. A dividend yield of zero is applied since Mondee Stockholder has not historically paid dividends and has no intention to pay dividends in the near future.

The per unit fair value of the Class D incentive units granted during and prior to fiscal year 2018 were estimated at the date of grant using “the Black-Scholes” option pricing model, using the following inputs:

2018, 2017, and 2016 Grants
Expected term (in years)	0 – 2.5
Risk-free interest rate	2.9%
Selected volatility	26.0%
Expected dividend rate	0%
Weighted-average contractual term (years)	0 – 2.5
The per unit fair value of Class D incentive units granted during the year ended December 31, 2021 ranged between $0.002 and $0.13 and was estimated as of grant date using the following inputs:

2021 Grants
Expected term (in years)	0 – 2.5
Risk-free interest rate	0.81% – 1.26%
Selected volatility	50.92% – 53.85%
Expected dividend rate	0%
Weighted-average contractual term (years)	0 – 2.5

There were no Class D incentive units granted subsequent to the year ended December 31, 2021 under the Class D Incentive Unit Plan.

As of December 31, 2022, 100% of the Management Incentive Units for Class D units were fully vested as a result of the change in control event that is the consummation of the Business Combination. As of December 31, 2022, the total unrecognized stock-based compensation expense related to the incentive units outstanding was $0.

The following table summarizes the Class D Incentive Units activity for the year ended December 31, 2022:

	Number of Class D Incentive Units Outstanding	Weighted average grant date fair value of units	Weighted average remaining contractual life (Years)	Weighted average exercise price
Unvested – December 31, 2021	10,278,486	$0.13	2.00	$0.03
Granted	—	—	—	—
Vested	(10,228,486)	0.127	2.40	0.03
Forfeited or canceled	(50,000)	0.004	—	0.01
Unvested – December 31, 2022	—	—	0	—
The Company recognized stock-based compensation related to the Class D incentive units for $1.1 million for the year ended December 31, 2022.

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
Earn-out Shares
Following the closing of the Business Combination, holders of earn-out shares are entitled to the right to receive up to an aggregate amount of 9,000,000 shares of the Company Class A Common Stock that would vest (in part) in equal thirds if the trading price of shares of the Company Class A Common Stock was greater than or equal to $12.50, $15.00, and $18.00 for any 20 trading days in any 30 consecutive trading day period at any time during the period beginning on the first anniversary of the closing of the Business Combination and ending on the fourth anniversary of the closing of the Business Combination.

In the event of a company sale during the vesting period that will result in the holders of shares of the Company Class A Common Stock receiving a per share value equal to or in excess of the applicable price per share set forth above, then immediately prior to the consummation of the company sale, any such vesting of earn-out shares that has not previously occurred shall be deemed to have occurred and the holders of such earn-out shares shall be eligible to participate in such company sale. In the event of any merger, sale, consolidation, recapitalization, equity transfer, restructuring, reorganization or other similar business transaction that does not constitute a company sale, any remaining unvested earn-out shares shall not be forfeited, shall remain outstanding, and shall remain subject to the remaining applicable vesting triggering events set forth above.

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

As the terms of the earn-out shares do not give the holders a right to require the Company to redeem them, the underlying shares are not redeemable outside of the Company’s control, and the earn-out shares are settled through vesting, a fixed number of shares, the earn-out shares are not a liability within the scope of ASC 480, Distinguishing Liabilities from Equity. Further, although the earn-out shares meet the definition of a derivative, they qualify for the equity-scope exception to derivative accounting because they meet the criteria for equity indexation and equity classification under ASC 815-40, Contracts in Entity’s Own Equity. Note that if a company sale occurs as a result of a cash offer, the calculation of the share price used to determine if the applicable stock price level set forth above has been achieved would include the earn-out shares. Lastly, the earn-out shares are indexed to the company’s own stock, as there are no other events that would accelerate the vesting of such shares other than the share price being in excess of the applicable stock price levels set forth above or a company sale. Accordingly, these earn-out shares are equity classified.

In accordance with terms of the Business Combination and upon closing, the Company approved a total of 9,000,000 earn-out shares of Company Class A Common Stock (the "earn-out shares"), which were allocated as follows at December 31, 2023.

Shareholder Type	Grant Date	Number of Shares
Employee	7/18/2022	6,000,000
Investor	7/18/2022	500,000
Employee	9/7/2022	900,000
Non-employee	9/12/2022	200,000
Employee	4/20/2023	180,000
Forfeit add back	10/11/2023	(200,000)
Employee	12/31/2023	1,353,333
Unallocated shares	—	66,667
Total		9,000,000
Except for the 1,533,000 earn-out shares allocated, net of forfeitures, on April 20, 2023 and December 31, 2023, the remaining earn-out shares have been legally issued to the respective shareholders and have restrictions that prohibit the shareholders from transferring them until the vesting market conditions are met. These earn-out shares in escrow are not considered outstanding for accounting purposes until resolution of the earn-out contingency.

The estimated fair value of the allocated earn-out shares were determined using a Monte Carlo simulation valuation model. Inputs used in the valuation of allocated shares at Closing Date were as follows:

July 18, 2022
Fair Value of Class A Common Stock	$10.13
Selected Volatility	60%
Risk-free interest rate	3.14%
Contractual terms (years)	4.0
Of the initial allocated shares, 500,000 earn-out shares were allocated to key investors for participation and approvals of the business combination agreement. As such, these earn-out shares meet the definition of a derivative, however, they qualify for the equity-scope exception to derivative accounting because they meet the criteria for equity indexation and equity classification under ASC 815-40, Contracts in Entity's Equity. As such, the fair value impacts totaling $4.2 million were recorded within equity under Additional paid in capital owing to insufficient retained earnings balances as of the date of issuance of the earn-out.

Further, 6,000,000 of the earn-out shares were issued to the Chief Executive Officer of the Company, which were determined to be equity settled in accordance with Topic 480. The Chief Executive Officer was awarded earn out shares primarily to lead and direct activities contributing to the successful close of the business combination in his capacity of an executive officer responsible for oversight with no future services required. Additionally such incremental payments were offered only to specific and identified employees of Mondee, accordingly the Company determined his awards to be compensatory in nature owing to his service agreement and oversight role in the Business Combination. The Company recorded compensation expenses upon completion of the Business Combination totaling $50.1 million within the consolidated statement of operations for the year ended December 31, 2022.

Subsequent to the Closing Date of the Business Combination, the Company allocated an additional 1,100,000 earn-out shares, of which 900,000 were issued to an employee for his continued services and 200,000 were allocated, but will be issued subject to a requisite service period condition. These earn-out shares require future service to secure the option which confirms that these earn-outs are compensatory in nature in accordance with topic 718. The stock based compensation expense for employee earn-out shares were recognized over the derived service period. For non-employee earn-out shares, the Company recorded share based compensation expense on a monthly basis over the longest period between the implicit or derived service period. The Company recorded an additional $6.8 million of compensation expense for employee to personnel expenses within the consolidated statement of operations for the year ended December 31, 2022. The non-employee is an advisor to the company and its share based compensation expense of $0.4 million were recorded to general and administrative expenses within the consolidated statement of operations for the year ended December 31, 2022.

The grant-date fair values of the earn-outs, subsequent to the Closing Date, granted to employees and non-employees were determined using the Monte Carlo simulation method. Inputs used in the valuation were as follows:

September 2022
Fair value of Class A Common Stock	$10.19-$12.32
Selected volatility	61.0%-61.1%
Risk-free interest rate	3.48%-3.56%
Contractual terms (years)	3.8-3.9
For the year ended December 31, 2023, the Company utilized its remaining capacity to allocate earn-out shares and granted as follows:

The Company granted 180,000 shares on April 20, 2023. The estimated grant date fair value of shares allocated in April 2023 was determined using the Monte Carlo simulation method. Inputs used in the valuation were as follows:

April 20, 2023
Fair value of Class A Common Stock	$10.70
Selected volatility	65.0%
Risk-free interest rate	3.9%
Contractual term (years)	3.2
The Company granted 1,353,000 shares on December 31, 2023. The estimated grant date fair value of shares allocated in December 2023 was determined using the Monte Carlo simulation method. Inputs used in the valuation were as follows:

December 31, 2023
Fair value of Class A Common Stock	$2.76
Selected volatility	80.0%
Risk-free interest rate	4.1%
Contractual term (years)	2.5
The Company recognized $4.1 million of compensation expense for employees related to personnel expenses within the consolidated statement of operations for the year ended December 31, 2023. The non-employee is an advisor. The Company recognized $1.1 million of compensation expense in general and administrative expenses within the consolidated statement of operations for the year ended December 31, 2023.

As of December 31, 2023, unrecognized earn-out compensation expense totaled $1.8 million expected to be recorded over the balance term. As of date of issuance of this report there are 66,667 earn-out shares that remain unallocated.
Restricted Stock Units
On the Closing Date, the Company granted 331,600 RSUs to three employees under the 2022 Plan. The RSUs became fully vested as of the date of grant and entitle the holders to receive shares of Company Class A Common Stock six months from the grant date. The issuance of the shares are not subject to continued employment through the applicable 6-month period and accordingly the total compensation cost recorded on the fully vested RSUs amount to $3.3 million. The RSUs granted were equity-classified and recorded in accordance with ASC 718 “Compensation - Stock Compensation." The Company valued the RSUs using the market price of the shares of the Company Class A Common Stock at the time of the Business Combination.

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

A summary of the Company’s RSU activity during the year ended December 31, 2023 was as follows:

	Number of Restricted Stock Incentive Units Outstanding	Weighted-Average Grant Date Fair Value
Unvested – December 31, 2022	105,000	$9.40
Granted	3,158,078	7.25
Vested	459,426	8.54
Forfeited or canceled	79,600	7.51
Unvested – December 31, 2023	2,724,052	$5.91
The Company recorded stock-based compensation expense related to the RSUs of $6.7 million and $3.7 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, the Company had 2,724,052 granted but unvested RSUs with unamortized stock-based compensation expense of $16.1 million remaining to be recognized over a weighted-average period of 2.13 years.

The Company did not recognize any tax benefits related to stock-based compensation expense during the year ended December 31, 2023 or December 31, 2022.
Secondary Sale
In June 2023, the Company facilitated the sale of 5,250,000 shares of the Company’s Class A Common Stock at a price of $10.00 per share to investors for an aggregate purchase price of $52.5 million. Of the 5,250,000 shares that were sold in the transaction, 2,148,783 shares of common stock were sold by current and former employees. The Company did not receive any proceeds from the secondary sale, however, as the shares were sold above fair value, the Company recognized the excess purchase price paid above fair value to current and former employees as stock-based compensation expense. The Company recognized $1.8 million in personnel expense on the consolidated statement of operations for the year ended December 31, 2023.

Of the 5,250,000 shares sold, 2,122,529 shares, or an aggregate purchase price of $21.2 million, were sold by related parties of the Company.
Stock Options
The committee administering the 2022 Plan (the "Committee") shall have the authority to grant to any eligible employee one or more Incentive Stock Options, Non-Qualified Stock Options, or both types of Stock Options to eligible employees. The exercise price per share subject to a Stock Option shall be determined by the Committee at the time of grant, provided that the per share exercise price of a Stock Option shall not be less than 100% of the Fair Market Value (as defined in the 2022 Plan) at the time of grant. The term of each Stock Option shall be fixed by the Committee, but shall not be greater than 10 years after the date such Stock Option is granted. As of December 31, 2023, no stock option awards have been issued under the 2022 Plan.

Stock Appreciation Rights
SARs may be granted alone or in conjunction with all or part of any Stock Option granted under the 2022 Plan. The exercise price per share of Class A Common Stock subject to a SAR shall be determined by the Committee at the time of grant, provided that the per share exercise price of a SAR shall not be less than 100% of the Fair Market Value (as defined in the 2022 Plan) at the time of grant. The term of each free standing SAR shall be fixed by the Committee, but shall not be greater than 10 years after the date such SAR is granted. The SARs shall be exercised at such time or times to such terms and conditions determined by the Committee at the time of the grant. As of December 31, 2023, no SAR awards had been granted under the 2022 Plan.
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
As of December 31, 2023, under the ESPP, 30,727 shares have been issued. Stock-based compensation under the ESPP for the year ended December 31, 2023 was not material.
21. NET LOSS PER SHARE
The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders for the years ended December 31, 2023 and 2022 (in thousands, except for stock and per share data):

	Year Ended December 31,
	2023	2022
Numerator:
Net loss	$(60,817)	$(90,238)
Cumulative dividends allocated to preferred stockholders	(11,557)	—
Net loss attributable to common stockholders	$(72,374)	$(90,238)
Denominator:
Weighted average shares outstanding, basic and diluted	77,213,602	67,368,620
Basic and diluted net loss per share	$(0.94)	$(1.34)
The basic and diluted net loss per share for the year ended December 31, 2023 and 2022 has been computed to give effect to the conversion of the Mondee shares outstanding into shares of the Company’s Class A Common Stock as though the conversion had occurred as of the beginning of the earliest period presented.

Basic and diluted net loss per share attributable to common stockholders are the same for the years ended December 31, 2023 and 2022, as the inclusion of potential shares of the Company’s Class A Common Stock would have been anti-dilutive for the periods presented.

The following table presents the potential shares of common stock outstanding that were excluded from the computation of diluted net loss per share as of the periods presented because including them would be anti-dilutive:

	December 31,
	2023	2022
Common stock warrants	1,677,000	1,507,500
Outstanding earn-out shares	8,933,333	7,600,000
Consolid earnout shares	400,000	—
Skypass earnout shares	1,800,000	—
Purple Grids earnout shares	2,542,857	—
Restricted stock units	2,724,052	105,000
Potential common shares excluded from diluted net loss per share	18,077,242	9,212,500
22. RESTRUCTURING EXPENSE, NET
During the years ended December 31, 2023 and 2022, the Company took actions to reduce the size of its workforce to optimize efficiency and reduce costs.

During the years ended December 31, 2023 and 2022, the Company recorded expenses of and $2.4 million and $2.5 million, respectively, in restructuring expense, net on the consolidated statements of operations. These expenses are one-time and are related to employee severance and other termination benefits, as well as impairment charges on right-of-use assets. During the year ended December 31, 2023, the Company terminated an office lease in India and recognized a gain of $0.3 million.

During the years ended December 31, 2023 and 2022, the Company made employee severance and other termination benefits cash payments of $2.1 million and $1.7 million and accelerated amortization of right-of-use assets of $0.0 million and $0.9 million, respectively. Outstanding restructuring charges at the reporting period are recorded in accrued expenses and other current liabilities, on the Company's consolidated balance sheets.

Activities related to our restructuring impacted our travel marketplace segment. The following is a roll forward of the outstanding restructuring charges by cost type for the year ended December 31, 2023 (in thousands):

	Balance as of December 31, 2022	Additions	Adjustments	Cash Payments	Balance as of December 31, 2023
Severance costs	$—	$2,447	$(14)	$(1,859)	$574
Other exit costs	—	277	(2)	(250)	25
Total	$—	$2,724	$(16)	$(2,109)	$599
Costs anticipated to incur subsequent to the year ended December 31, 2023 are immaterial.
23.    SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the consolidated financial statements were issued. Based upon this review, other than as described below, the Company did not identify any additional subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

On January 17, 2024, the Company executed a twelfth amendment to the Term Loan (the “Twelfth Amendment”). The Twelfth Amendment (1) provided consent to the Company’s acquisition of Purple Grids; (2) required that the Company pledge 100% of the equity interests of Purple Grids; (3) defers a portion of the principal and interest payments due in December 2023 to the termination of the Term Loan; (4) defers certain refinancing milestones and modifies certain liquidity requirements; (5) modifies the payment of certain administrative fees to quarterly rather than annually; and (7) provides for the payment of certain fees.

On March 11, 2024, the Company executed a thirteenth amendment to the Term Loan (the “Thirteenth Amendment”). The Thirteenth Amendment (1) provided an extension of the maturity on the Term Loan to March 31, 2025 while the Company works to finalize a long-term facility; (2) no event of default for any refinancing milestone; (iii) extends the date on which a refinancing fee is potentially payable to April 30, 2024; (iv) defers a portion of the principal amortization due in March 2024 to the earlier of the date of the refinancing of the credit facility or June 30, 2024, and capitalizes a part of interest due in March 2024; (v) waives any events of default that may have occurred prior to the Amendment; and (vi) a fee of $0.4 million “paid in kind” and added to the outstanding principal of the Term Loan.