Form 10-Q
period 2024-03-31
Mondee Holdings, Inc.
filed 2024-05-10
CIK 1828852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2024
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of the last practicable date May 3, 2024, there were 85,474,459 shares of Class A common stock, par value $0.0001 per share issued and outstanding.

MONDEE HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q
MARCH 31, 2024

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

MONDEE HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except par value and share data) (unaudited)
	March 31, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$38,889	$27,994
Restricted cash and short-term investments	8,493	7,993
Accounts receivable, net of allowance of $3,426 and $5,185 as of March 31, 2024 and December 31, 2023, respectively	103,589	116,632
Contract assets, net of allowance of $7 and $7 as of March 31, 2024 and December 31, 2023, respectively	14,903	13,228
Amounts receivable from related parties, current portion	43	—
Prepaid expenses and other current assets	6,338	7,250
Total current assets	172,255	173,097
Property and equipment, net	19,949	17,311
Goodwill	87,522	88,056
Intangible assets, net	96,905	102,029
Amounts receivable from related parties, excluding current portion	—	43
Operating lease right-of-use assets	3,298	3,232
Deferred income taxes	752	752
Other non-current assets	8,585	7,871
TOTAL ASSETS	$389,266	$392,391
Liabilities, Redeemable Preferred Stock and Stockholders’ Deficit
Current liabilities
Accounts payable	$124,458	$114,989
Amounts payable to related parties	42	42
Government loans, current portion	21	66
Accrued expenses and other current liabilities	29,602	25,115
Earn-out liability, net, current portion	852	4,843
Deferred revenue, current portion	5,420	5,686
Long-term debt, current portion	11,645	10,828
Total current liabilities	172,040	161,569
Deferred income taxes	11,968	12,334
Note payable to related party	202	201
Government loans, excluding current portion	133	142
Earn-out liability, net, excluding current portion	5,219	4,322
Warrant liability	95	137
Long-term debt, excluding current portion	154,549	150,679
Deferred revenue, excluding current portion	11,149	11,797
Operating lease liabilities, excluding current portion	2,118	2,561
Other long-term liabilities	8,176	8,073
Total liabilities	365,649	351,815

MONDEE HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except par value and share data) (unaudited)
	March 31, 2024	December 31, 2023

Commitments and contingencies (Note 10)

Redeemable preferred stock
Series A preferred stock – 250,000,000 shares authorized, $0.0001 par value, 96,300 shares issued and outstanding as of March 31, 2024 and December 31, 2023 (liquidation preference $113,984 and $110,180 as of March 31, 2024 and December 31, 2023, respectively)	110,796	105,804

Stockholders’ deficit
Common stock – 500,000,000 Class A and 250,000,000 Class C shares authorized, $0.0001 par value, 85,197,929 and 83,252,040 Class A shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	9	8
Treasury stock - 4,623,532 and 4,623,532 shares of Class A Common Stock as of March 31, 2024 and December 31, 2023, respectively	(32,088)	(32,088)
Additional paid-in capital	306,836	306,326
Accumulated other comprehensive (losses) gains	(1,406)	1,598
Accumulated deficit	(360,530)	(341,072)
Total stockholders’ deficit	(87,179)	(65,228)
TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT	$389,266	$392,391
    The accompanying notes are an integral part of these condensed consolidated financial statements.

MONDEE HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except stock and per share data) (unaudited)

	Three Months Ended March 31,
	2024	2023
Revenues, net	$58,021	$49,929
Operating expenses
Sales and marketing expenses	40,267	37,445
Personnel expenses, including stock-based compensation of $5,246 and $2,156, respectively	13,216	7,466
General and administrative expenses, including non-employee stock-based compensation of $55 and $405, respectively	5,785	4,494
Information technology expenses	2,069	923
Provision for credit losses, net	(403)	(667)
Depreciation and amortization	5,563	3,386
Restructuring expense, net	(289)	1,529
Total operating expenses	66,208	54,576
Loss from operations	(8,187)	(4,647)
Other income (expense)
Interest income	169	347
Interest expense	(9,932)	(8,217)
Changes in fair value of warrant liability	42	(21)
Other (expense) income, net	(905)	322
Total other expense, net	(10,626)	(7,569)
Loss before income taxes	(18,813)	(12,216)
Provision for income taxes	(645)	(699)
Net loss	(19,458)	(12,915)
Cumulative dividends allocated to preferred stockholders	(3,805)	—
Net loss attributable to common stockholders	$(23,263)	$(12,915)
Net loss attributable per share to common stockholders
Basic and diluted	$(0.30)	$(0.15)
Weighted-average shares used to compute net loss attributable per share to common stockholders
Basic and diluted	78,468,479	83,748,712
The accompanying notes are an integral part of these condensed consolidated financial statements.

MONDEE HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss
(In thousands) (unaudited)

	Three Months Ended March 31,
	2024	2023
Net loss	$(19,458)	$(12,915)
Other comprehensive (loss), net of tax
(Loss) on currency translation adjustment	(3,004)	(9)
Comprehensive loss	$(22,462)	$(12,924)
The accompanying notes are an integral part of these condensed consolidated financial statements.

MONDEE HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Mezzanine Equity and Stockholders’ Deficit
For the three months ended March 31, 2024 and 2023
(In thousands, except stock and par value data) (unaudited)

	Mezzanine Equity		Stockholders' Deficit
	Preferred stock		Class A Common Stock		Treasury Stock		Additional Paid-in- Capital	Accumulated Other Comprehensive Gains (Losses)	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2023	96,300	$105,804	83,252,040	$8	4,623,532	$(32,088)	$306,326	$1,598	$(341,072)	$(65,228)
Stock-based compensation	—	—	—	—	—	—	5,301	—	—	5,301
Issuance of common stock through employee stock plans	—	—	64,087	—	—	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	—	—	(18,197)	—	—	—	(59)	—	—	(59)
Currency translation adjustments	—	—	—	—	—	—	—	(3,004)	—	(3,004)
Net loss	—	—	—	—	—	—	—	—	(19,458)	(19,458)
Acquisition of Purplegrids	—	—	1,899,999	1	—	—	—	—	—	1
Accrual of dividends and accretion of redeemable Series A preferred stock, net	—	4,992	—	—	—	—	(4,732)	—	—	(4,732)
Balance at March 31, 2024	96,300	$110,796	85,197,929	$9	4,623,532	$(32,088)	$306,836	$(1,406)	$(360,530)	$(87,179)

MONDEE HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Mezzanine Equity and Stockholders’ Deficit
For the three months ended March 31, 2024 and 2023
(In thousands, except stock and par value data) (unaudited)

	Mezzanine Equity		Stockholders' Deficit
	Preferred Stock		Class A Common Stock		Shareholder Receivable	Additional Paid-in-Capital	Accumulated Other Comprehensive Gains (Losses)	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	85,000	82,597	82,266,160	7	(20,336)	271,883	(621)	(280,255)	(29,322)
Stock based compensation	—	—	—	—	—	2,561	—	—	2,561
Currency translation adjustment	—	—	—	—	—	—	(9)	—	(9)
Net loss	—	—	—	—	—	—	—	(12,915)	(12,915)
Settlement of shareholder receivable	—	—	—	—	20,336	—	—	—	—
Shares in escrow for Orinter acquisition	—	—	1,726,405	1	—	16,037	—	—	16,038
Accrual of dividends and accretion of redeemable series A preferred stock	—	3,058	—	—	—	(3,058)	—	—	(3,058)
Balance at March 31, 2023	85,000	$85,655	83,992,565	$8	$—	$287,423	$(630)	$(293,170)	$(26,705)

Dividends accrued for preferred stockholders were $39.51 and $29.15 per share for the three months ended March 31, 2024 and 2023.

MONDEE HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands) (unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(19,458)	$(12,915)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	5,563	3,386
Deferred taxes	—	11
Provision for credit losses, net	(403)	(667)
Stock-based compensation	5,301	2,561
Non-cash lease expense	326	—
Amortization of loan origination fees	1,867	2,035
Payment in kind interest expense	5,482	1,381
Unrealized (gain) loss on foreign currency exchange derivatives	(3)	12
Change in the estimated fair value of earn-out consideration and warrants	1,197	192
Changes in operating assets and liabilities:
Accounts receivable	10,668	(17,935)
Contract assets	(1,675)	1,294
Prepaid expenses and other current assets	922	(550)
Operating lease right-of-use assets	—	(331)
Other non-current assets	(771)	(278)
Amounts payable to related parties	—	164
Accounts payable	14,761	10,950
Accrued expenses and other liabilities	(3,363)	449
Deferred revenue	(914)	(2)
Operating lease liabilities	(839)	264
Net cash provided by (used in) operating activities	18,661	(9,979)
Cash flows from investing activities
Capital expenditures	(4,881)	(1,968)
Cash paid for acquisitions, net of cash acquired	—	(18,304)
Purchase of restricted short term investments	—	(235)
Sale of restricted short term investments	—	62
Net cash used in investing activities	(4,881)	(20,445)
Cash flows from financing activities
Repayment of debt	(1,152)	(2,063)
Payment of preferred stock offering costs	(28)	(2,222)
Loan origination fee for long term debt	(79)	(616)
Payments of tax on vested restricted stock units	(743)	—
Proceeds from long term debt	—	15,000
Net cash (used in) provided by financing activities	(2,002)	10,099
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(370)	(14)
Net increase (decrease) in cash and cash equivalents and restricted cash	11,408	(20,339)
Cash and cash equivalents and restricted cash at beginning of period	34,665	78,841
Cash and cash equivalents and restricted cash at end of period	$46,073	$58,502

MONDEE HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands) (unaudited)

	Three Months Ended March 31,
	2024	2023
Supplemental cash flow information
Cash paid for interest	$2,620	$5,025
Cash paid for income taxes, net of refunds	(49)	4
Cash paid for LBF US divestiture and transition service expense	579	—
Non-cash financing and investing activities
Right-of-use assets obtained in exchange for new operating lease liabilities	$398	$572
Fair value of Class A Common Stock issued in connection with acquisitions	—	16,037
Fair value of earn-out liabilities issued in connection with acquisitions	—	3,719
Shares withheld for tax withholding on vesting of restricted stock units	59	—
Accrued Series A preferred stock dividend	3,805	—
Interest capitalized for software development	194	—
Unpaid offering costs	365	—
Unpaid loan origination fee for long term debt	1,500	—
Property and equipment included in accounts payable	75	—
The accompanying notes are an integral part of these condensed consolidated financial statements.

MONDEE HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
1.    NATURE OF OPERATIONS
Mondee Holdings, Inc. is a Delaware corporation. We refer to Mondee Holdings, Inc. and its subsidiaries collectively as “Mondee,” the “Company,” “us,” “we” and “our” in these condensed consolidated financial statements. Mondee is a rapid-growth, travel technology company and marketplace with a portfolio of globally recognized brands in the leisure and corporate travel sectors.
2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial reporting and the rules and regulations of the Securities and Exchange Commission (“SEC”), including the instructions to Regulation S-X. We have included all adjustments necessary for a fair presentation of the results of the interim period. These adjustments consist of normal recurring items. Our interim unaudited condensed consolidated financial statements are not necessarily indicative of results that may be expected for any other interim period or for the full year. These interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2023, previously filed with the SEC.
The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, including acquired businesses from the dates of acquisition. All intercompany accounts and transactions have been eliminated in consolidation. The functional currency of the Company’s subsidiaries is generally the respective local currency. For international operations, assets and liabilities are translated into U.S. dollars at the rate of exchange existing at the balance sheet date. Income statement amounts are translated at monthly average exchange rates applicable for the period. Translation gains and losses are included as a component of accumulated other comprehensive losses in the accompanying condensed consolidated balance sheets. Foreign currency transaction gains and losses are included in other expense, net in the accompanying condensed consolidated statements of operations.
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

The Company has restricted cash and short-term investments related to letters of credit intended to secure payments for the potential purchase of airline tickets in the ordinary course of business. We have placed short-term certificates of deposits and investments in money market funds with financial institutions as collateral under these arrangements and accordingly, these balances are presented as restricted cash and short-term investments of $8.5 million and $8.0 million on the consolidated balance sheets as of March 31, 2024 and December 31, 2023, respectively.

The following table provides a reconciliation of cash and cash equivalents and restricted cash to amounts reported within the consolidated balance sheets and to the total amounts presented in our condensed consolidated statements of cash flows (in thousands):

	March 31, 2024	December 31, 2023
Cash and cash equivalents	$38,889	$27,994
Restricted cash presented in restricted cash and short-term investments	7,184	6,672
Total cash, cash equivalents and restricted cash	$46,073	$34,666
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
During the three months ended March 31, 2024, the Company recorded a gain of $0.4 million to provision for credit losses, net, due to revision of estimates of expected credit losses on accounts receivables and contract assets and wrote off a total of $1.4 million in accounts receivables.
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
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Significant concentrations are those that represent more than 10% of the Company’s total revenue or total accounts receivable and contract assets. As of March 31, 2024, there was one financial institution with other receivable balances accounted for more than 10% of total accounts receivable and contract assets. As of December 31, 2023 three parties accounted for more than 10% of total accounts receivable and contract assets. The Company performs credit evaluations of its customers and generally does not require collateral for sales on credit. The Company’s accounts receivable comprises of amounts due from affiliates, airline companies, GDS service providers and financing
Recently Issued Accounting Pronouncements Not Yet Adopted
In October 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-06, Disclosure Improvements: Codification Amendments In Response to the SEC’s Disclosure Update and Simplification Initiative, which amends U.S. GAAP to include 14 disclosure requirements that are currently required under SEC Regulation S-X or Regulation S-K. Each amendment will be effective on the date on which the SEC removes the related disclosure requirement from SEC Regulation S-X or Regulation S-K. The adoption is not expected to have a material impact on the Company's consolidated financial statements as these requirements were previously incorporated under the SEC Regulations.
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
The following table sets forth the Company’s financial assets and liabilities that were measured at fair value, on a recurring basis (in thousands):

	March 31, 2024
	Level 1	Level 2	Level 3	Total
Liabilities
Foreign currency exchange derivatives(1)	$—	$31	$—	$31
Private placement warrant liability(2)	—	—	95	95
Orinter earn-out consideration(3)	3,333	—	4,010	7,343
Consolid earn-out consideration(4)	—	—	1,000	1,000
Interep earn-out consideration(5)	1,000	—	1,470	2,470
Skypass earn-out consideration(6)	—	—	147	147
Total liabilities	$4,333	$31	$6,722	$11,086

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Liabilities
Foreign currency exchange derivatives(1)	$—	$300	$—	$300
Private placement warrant liability(2)	—	—	137	137
Orinter earn-out consideration(3)	—	—	6,540	6,540
Consolid earn-out consideration(4)	—	—	780	780
Interep earn-out consideration(5)	—	—	2,240	2,240
Skypass earn-out consideration(6)	—	—	161	161
Total liabilities	$—	$300	$9,858	$10,158
______________________________

(1)
The Company uses foreign currency forwards contracts with maturities of up to 10 months to hedge a portion of anticipated exposures. The foreign currency exchange derivatives are recognized on the condensed consolidated balance sheet at fair value within accrued expenses and other current liabilities.

(2)
On February 1, 2021, with the closing of its initial public offering, ITHAX consummated the sale of 675,000 private placement units, including the exercise by the underwriters of their over-allotment option. As of March 31, 2024, the Company had 232,500 private placement warrants outstanding.

(3)
The Orinter earn-out consideration represents arrangements to pay the former owners of Orinter, which was acquired by the Company in 2023. The undiscounted maximum payment under the arrangement is $10 million. As of March 31, 2024, no payments have been made. The earn-out payable in Level 1 is included in Accrued expenses and other current liabilities; earn-out consideration in Level 3 is included in Earn-out liability, net, excluding current portion on the Company’s condensed consolidated balance sheets.

(4)
The Consolid earn-out consideration represents arrangements to pay the former owners of Consolid, which was acquired by the Company in 2023. The Company may be required to make earn-out payments up to an aggregate of $1 million and 400,000 shares of common stock contingent on Consolid meeting certain adjusted EBITDA targets. As of March 31, 2024, no payments have been made.

(5)
The Interep earn-out consideration represents arrangements to pay the former owners and key executives of Interep, which was acquired by the Company in 2023. The Company may be required to make earn-out payments of up to $3 million contingent upon Interep reaching specified EBITDA targets by the end of fiscal year 2025. As of March 31, 2024, no payments have been made. The earn-out payable in Level 1 is included in Accrued expenses and other current liabilities; earn-out consideration in Level 3 is included in Earn-out liability, net, excluding current portion on the Company’s condensed consolidated balance sheets.

(6)
The Skypass earn-out consideration represents arrangements to pay the former owners of Skypass, which was acquired by the Company in 2023. The Company may be required to make earn-out payments of up to an aggregate of 1,800,000 shares of common stock contingent on Skypass meeting certain adjusted EBITDA targets. In the event the EBITDA target is exceeded, the Company is required to pay on any excess of the EBITDA target, settled in shares. The number of shares payable will be calculated based on the market value of the Company’s Class A Common Stock at settlement date. As of March 31, 2024, no payments have been made.

Short-Term Financial Assets and Liabilities
The fair value of Company’s short-term financial assets and liabilities including cash and cash equivalents, restricted cash and short-term investments, accounts receivable, accounts payable and accrued expenses approximated their carrying values as of March 31, 2024 and December 31, 2023, due to their short-term nature. The Company’s restricted cash and short-term investments comprise of cash and certificate of deposits held at banks. All of the Company’s outstanding debt are recorded on an amortized cost basis.
Foreign Currency Exchange Derivatives
The notional amount of the foreign currency exchange derivatives outstanding as of March 31, 2024 and December 31, 2023 is $4.2 million and $9.6 million, respectively. The notional amount of a foreign currency forward contract is the contracted amount of foreign currency to be exchanged and is not recorded in the balance sheets. The changes in fair value of the foreign currency exchange derivatives are recorded in other expense, net in the condensed consolidated statement of operations. For the three months ended March 31, 2024 and 2023, the Company recorded gains of $0.2 million and $0.1 million, respectively, in other expense, net.
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
Roll-forward of Level 3 Recurring Fair Value Measurements
The following tables summarizes the fair value adjustments for liabilities measured using significant unobservable inputs (Level 3) (in thousands):
Earn-out consideration

	Three Months Ended March 31,
	2024	2023
Balance, beginning of period	$9,721	$—
Additions of earn-out consideration with the acquisition of Orinter	—	3,719
Change in the estimated fair value of earn-out consideration	1,239	171
Transfer to Level 1 earn-out payable	(4,333)	—
Balance, end of the period	$6,627	$3,890
The earn-out consideration consists of the fair values of contingent consideration in connection with the Company’s acquisitions. The earn-out considerations are fair valued using the Monte Carlo Method and is a Level 3 measurement because the Company estimates projections during the earn-out period utilizing various potential pay-out scenarios. The Monte Carlo simulation method repeats a process thousands of times in an attempt to predict all the possible future outcomes. At the end of the simulation, several random trials produce a distribution of outcomes that are then analyzed to determine the average present value of the earn-out liability. The valuation model utilized the following assumptions for the valuation of the earn-out liabilities as of March 31, 2024:

	Orinter	Interep	Consolid	Skypass
Cost of equity	23.5%	27.5%	28.0%	21.0%
EBITDA volatility	66.0%	66.0%	59.0%	59.0%
Equity volatility	93.0%	93.0%	95.0%	83.0%
Required metric risk premium	16.5%	19.5%	14.5%	15.0%
Risk-neutral adjustment factor	0.83 - 0.96	0.80 - 0.96	0.97 - 0.99	0.77 - 0.97
In the three months ended March 31, 2024, it was determined that Orinter and Interep achieved the first of multiple operating metrics specified in the purchase agreement and, as a result, a portion of earn-out consideration was transferred to Level 1 as earn-out payable given the certainty of payments, which are recorded in Accrued expense and other current liability on the Company's consolidated balance sheet as of March 31, 2024. In April 2024, the Company paid out $3.3 million and $1.0 million for Orinter and Interep earn-out considerations, respectively.
The Level 3 earn-out consideration is recorded in earn-out liability, net, current portion and earn-out liability, net, excluding current portion on the Company’s condensed consolidated balance sheets. Level 1 earn-out consideration amounts are recorded in accrued expenses and other current liabilities on the Company’s condensed consolidated balance sheets.
Changes to the unobservable inputs do not have a material impact on the Company’s consolidated financial statements. The Company recognized a loss of $1.2 million and $0.2 million for the remeasurement of the earn-out liabilities during the three months ended March 31, 2024 and 2023, respectively, recorded as general and administrative expenses within the condensed consolidated statements of operations.
Private placement warrant liability

	Three Months Ended March 31,
(in thousands)	2024	2023
Balance, beginning of period	$137	$1,293
Change in the estimated fair value of warrants	(42)	21
Balance, end of the period	$95	$1,314
The private placement warrant liability is fair valued using the Black-Scholes option-pricing model. The following table provides quantitative information regarding assumptions used in the Black-Scholes option-pricing model to determine the fair value of the private placement warrants as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Stock price	$2.31	$2.76
Term (in years)	3.3	3.6
Expected volatility	75.0%	73.0%
Risk-free rate	4.5%	4.0%
Dividend yield	—%	—%
Changes to the unobservable inputs do not have a material impact on the Company’s condensed consolidated financial statements. The Company recognized a gain of $0.04 million during the three months ended March 31, 2024, and a loss of $0.02 million during the three months ended March 31, 2023, recorded in changes in fair value of warrant liability within the condensed consolidated statements of operations.

Besides the transfer of the realized earn-out liability amounts discussed above, there were no other transfers between Level 1, Level 2 or Level 3 fair value hierarchy categories of financial instruments for the three months ended March 31, 2024 and 2023.
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
For the three months ended March 31, 2024 and 2023, respectively, the Company has not recorded any impairment charges on non-financial assets.
4.    REVENUE
Disaggregation of Revenue
The Company believes that the disaggregation based on the reportable segments best depicts how the nature, amount, timing and uncertainty of our revenues and cash flows are affected by industry, market, and other factors. As described in Note 12 – Segment Information, the Company has two reportable segments, Travel Marketplace and SaaS Platform.

	Three Months Ended March 31,
(in thousands)	2024	2023
Travel Marketplace revenues	$57,757	$49,549
Travel Transaction revenues	54,444	46,082
Air	28,412	36,760
Travel Package	15,966	6,592
Hotel	7,491	1,804
Other	2,575	926
Fintech Program revenues	3,313	3,467

SaaS Platform revenues	264	380
Subscription services revenue	264	380
Revenues, net	$58,021	$49,929
Revenue by sales channel
The following table presents the Travel Marketplace segment by sales channel for the for the three months ended March 31, 2024 and March 31, 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Transactions through affiliates and with customers	$57,579	$44,554
Transactions from travelers’ direct bookings	178	4,995
Travel Marketplace revenues	$57,757	$49,549
We generate mark up fees and certain commissions from booking reservations directly placed by travelers through our platform. The Transactions through affiliates with customers includes our revenues generated from mark-up fees and commissions via bookings placed by travel agencies. Fintech program revenues which are not differentiated by sales channels.
Contract Balances
The opening and closing balances of accounts receivable, contract assets and deferred revenue are as follows (in thousands):

	Accounts Receivable	Contract Asset	Deferred Revenue
Ending Balance as of December 31, 2023	$116,632	$13,228	$17,483
Increase/(decrease), net	(13,043)	1,675	(914)
Ending Balance as of March 31, 2024	$103,589	$14,903	$16,569
As of March 31, 2024, accounts receivable presented on the consolidated balance sheets includes $2.5 million of accounts receivable from our customers, including travel product suppliers, our Global Distribution System (“GDS”) service providers and banks partnered with our Fintech Program and our Software-as-a-service (“SaaS”) platform users, $68.1 million of other receivables from financing institutions partnered in the receivables process (refer to further discussions below), and $33.0 million of other receivables from affiliated travel agencies and travelers.
In partnering with the financing institutions, the Company has the option to collect payments upfront or receive in installments as they become due. Fees paid to financing institutions for payments received in installments are recorded within sales and marketing expenses, as such expenses are associated with the collection of other receivables due from travelers and travel agencies. Financing fees associated with upfront payments are recorded within interest expense, as the Company pays additional fees to financing institutions as compared to the collection on the scheduled installments. During the three months ended March 31, 2024 and 2023, the Company incurred upfront payment collection fees of $1.8 million and $0.4 million which represents 17% and 5% of the total other expense, net on the consolidated statements of operations.
During the three months ended March 31, 2024, the Company recognized revenue of $0.9 million from the deferred revenue balance as of December 31, 2023.
5.    BUSINESS COMBINATIONS AND DIVESTITURES

Orinter Acquisition

On January 31, 2023, the Company completed the acquisition of Orinter Tour & Travel, S.A. (“Orinter”) for a total purchase price of $40.2 million, consisting of cash, stock and earn-out consideration. The financial results of Orinter have been included in our consolidated financial statements since the date of the acquisition as part of the Company's Travel Marketplace segment.
The allocation of the purchase price to goodwill was completed as of December 31, 2023. The classes of assets and liabilities to which we have allocated the purchase price were as follows (in thousands):

Assets acquired:	Estimated Fair Value
Cash	$624
Accounts receivable	39,960
Prepaid expenses and other current assets	1,447
Property and equipment	336
Goodwill	14,524
Operating lease right-of-use-assets	172
Indemnification asset	2,651
Intangible assets	29,650
Fair value of assets acquired	89,364
Liabilities assumed:

Accounts payable	31,243
Accrued expenses and other current liabilities	6,437
Operating lease liabilities	103
Indemnification liability	2,651
Deferred income tax	8,748
Fair value of liabilities assumed	49,182
Total purchase consideration	$40,182

Goodwill

Goodwill was assigned to the Travel Marketplace segment and was primarily attributed to expected post-acquisition synergies from integrating Orinter’s technology with Mondee’s platform and technology. Goodwill is not amortizable for income tax purposes.

Identifiable intangible assets

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition (in thousands):

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

Interep Acquisition

On May 12, 2023, the Company completed the acquisition of Interep Representações Viagens E Turismo S.A. (“Interep”) for a total purchase price of $9.5 million consisting of cash, stock and earn-out consideration. The financial results of Interep have been included in our consolidated financial statements since the date of the acquisition as part of the Company's Travel Marketplace segment.
The allocation of the purchase price to goodwill was completed as of the quarter ended March 31, 2024. The classes of assets and liabilities to which we have allocated the purchase price were as follows (in thousands):

Assets acquired:	Estimated Fair Value
Cash	$2,925
Accounts receivable	21,989
Prepaid expenses and other current assets	683
Property and equipment	61
Operating lease right-of-use-assets	63
Other non-current assets	9
Goodwill	2,403
Intangible assets	7,570
Indemnification asset	1,844
Fair value of assets acquired	37,547
Liabilities assumed:
Accounts payable	22,962
Accrued expenses and other current liabilities	1,112
Operating lease liabilities	63
Other long-term liabilities	14
Indemnification liability	1,844
Deferred tax liability	2,072
Fair value of liabilities assumed	28,067
Total purchase consideration	$9,480

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

Consolid Acquisition

On May 12, 2023, the Company completed the acquisition of Consolid Mexico Holding, S.A. P.I. de C.V. (“Consolid”) for a total purchase price of $5.2 million consisting of cash and earn-out consideration. The financial results of Consolid have been included in our consolidated financial statements since the date of the acquisition as part of the Company's Travel Marketplace segment.

The Company intends to claw back the net working capital adjustment of $0.6 million net of future earn-out payments, and therefore, the $0.6 million is recorded net against the fair value of the earn-out liability on the condensed consolidated balance sheet since these amounts have the right to offset.

The allocation of the purchase price to goodwill was completed as of December 31, 2023. The classes of assets and liabilities to which we have allocated the purchase price were as follows (in thousands):

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

The intangible assets acquired include customer relationships with a fair value of $0.7 million and an estimated useful life of 8.5 years, as well as trade names with a fair value of $0.5 million and an estimated useful life of 15 years. The Company recorded approximately $1.7 million of goodwill, which is primarily attributed to the assembled workforce and expanded market opportunities obtained through the Consolid acquisition. Goodwill recorded in connection with the acquisition was allocated to the Travel Marketplace segment and is not deductible for income tax purposes.

Skypass Acquisition

On August 12, 2023, the Company completed the acquisition of Skypass Travel Inc., Skypass Travel de Mexico Sa de CV, Skypass Travel Private Limited and Skypass Holidays, LLC (collectively, “Skypass”) for a total purchase price of $10.6 million. The financial results of Skypass have been included in our consolidated financial statements since the date of the acquisition as part of the Company's Travel Marketplace segment.

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

The intangible assets acquired include customer relationships with a fair value of $3.4 million and an estimated useful life of 8.4 years, as well as trade names with a fair value of $0.8 million and an estimated useful life of 15 years. The Company recorded approximately $4.0 million of goodwill, which is primarily attributed to the assembled workforce and expanded market opportunities obtained through the Skypass Acquisition. Goodwill recorded in connection with the acquisition was allocated to the Travel Marketplace segment and is not deductible for income tax purposes.

Pro forma results of operations have not been presented because the effect of the acquisition was not material to the condensed consolidated statements of operations.

Purplegrids Acquisition

On November 13, 2023, the Company completed the acquisition of Purplegrids, Inc. (“Purplegrids”), for a purchase price of $8.7 million, which consisted of $5.5 million in shares of the Company’s Class A Common Stock and an earn-out component of $3.2 million contingent on the achievement of certain revenue and stock price targets. The acquisition was accounted for as an asset acquisition. 1,899,999 shares of Company Class A Common Stock were legally issued to the Purplegrids sellers on January 26, 2024.

As part of the asset acquisition, the Company recorded $10.9 million for developed technology and $0.5 million for assembled workforce with estimated useful lives of seven years and three years, respectively, and assumed $3.1 million in deferred tax liabilities.

LBF US Divestiture

In July 2023, the Company entered into a letter of intent with a former employee to sell LBF Travel Inc, LBF Travel Holdings LLC, Avia Travel and Tours Inc, and Star Advantage Limited (collectively, “LBF US”) for net proceeds of 200,000 shares of the Company’s Class A Common Stock, which was valued at $1.8 million as of the disposal date. The Company allocated $0.5 million of the value of the shares to post-sales support provided to LBF US subsequent to the sale and recognized the remaining $1.3 million as purchase consideration. The divestiture of LBF US closed in September 2023. LBF US was initially acquired by the Company on December 20, 2019 (“2019 Acquisition”) and operated within the Travel Marketplace segment. The buyer was a previous owner of LBF Travel Inc, who then became a Mondee employee along with the 2019 Acquisition until Mondee’s divestiture of LBF US.

In connection with the sale, the Company recognized a net gain of $1.3 million, which was recorded in other expense, net for the year ended December 31, 2023. Additionally, the Company agreed to provide certain short-term transition services to support the divested business through the third quarter of 2023, which was subsequently amended to extend through January 2024. In the three months ended March 31, 2024, the Company incurred $0.2 million of transition service costs and transaction expense for the LBF US divestiture, which was recorded in other expense, net. For the three months ended March 31, 2024, the Company paid $0.6 million for LBF US divestiture and transition service expenses and had $2.1 million payable outstanding as of March 31, 2024. The results of the divested business through date of sale and the transition services provided to LBF US post the sale were reflected within the Travel Marketplace segment.

Unaudited Pro Forma Operating Results

The following unaudited pro forma combined financial information presented the results of operations as if (i) the acquisitions of Orinter, Interep and Consolid and (ii) the divestiture of LBF US were consummated on January 1, 2023 (the beginning of the comparable prior reporting period), including certain pro forma adjustments that were directly attributable to the Orinter, Interep and Consolid acquisitions, including additional amortization adjustments for the fair value of the assets acquired.

These unaudited pro forma results do not reflect any synergies from operating efficiencies post their acquisition dates. Accordingly, these unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations of the combined company would have been if the acquisition had occurred at the beginning of the period presented, nor are they indicative of future results of operations. The unaudited pro forma financial information did not include the effect of the Skypass acquisition due to its insignificant impact to the Company's consolidated operation results.

	Three Months Ended March 31,
(in thousands)	2024	2023
Revenues, net	$58,021	$53,944
Net loss	(19,458)	(11,988)

6.    GOODWILL AND INTANGIBLE ASSETS, NET

The goodwill balances as of December 31, 2023 and March 31, 2024, and the changes in the three months ended March 31, 2024 were as follows:

(in thousands)	Travel Marketplace	SaaS Platform	Total
Balance as of December 31, 2023	$80,635	$7,421	$88,056
Foreign Currency Translation Adjustments	(534)	—	(534)
Balance as of March 31, 2024	$80,101	$7,421	$87,522

Indefinite-lived Intangible Assets. Our indefinite-lived intangible assets relate to trade names acquired in various acquisitions in past periods. Intangible assets, net includes indefinite-life intangible assets of as $10.7 million of March 31, 2024 and $10.7 million as of December 31, 2023, respectively.

Definite-life intangible assets, net consisted of the following as of March 31, 2024:

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$91,634	$(38,401)	$53,233
Trade name	20,793	(6,724)	14,069
Supplier relationships	5,767	(1,634)	4,133
Developed technology	18,403	(4,024)	14,379
Assembled workforce	501	(63)	438
	$137,098	$(50,846)	$86,252

Definite-life intangible assets, net consisted of the following as of December 31, 2023:

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$93,139	$(36,454)	$56,685
Trade name	21,265	(6,408)	14,857
Supplier relationships	5,767	(1,538)	4,229
Developed technology	18,402	(3,276)	15,126
Assembled workforce	501	(22)	479
	$139,074	$(47,698)	$91,376

Amortization expense for intangible assets was $3.1 million and $2.0 million for the three months ended March 31, 2024 and 2023, respectively.

The estimated future amortization expense related to intangible assets with definite lives is as follows (in thousands):

Fiscal years ending December 31,
2024 (remaining 9 months)	$8,850
2025	11,625
2026	11,255
2027	11,110
2028	11,110
Thereafter	32,302
$86,252
7.    DEBT

Term Loan

On December 23, 2019, the Company, entered into a financing agreement with TCW for a $150.0 million term loan (the “Term Loan”), and concurrently entered into a revolving credit facility (“TCW LOC”) with an aggregate principal amount not exceeding $15.0 million. The undrawn balances available under the revolving credit facility are subject to commitment fees of 1%. These facilities are guaranteed by the Company and are secured by substantially all of the assets of the Company. No amounts on the revolving credit facility have been drawn down as of March 31, 2024 and December 31, 2023, respectively.

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

In connection with the ninth amendment to the Term Loan, the Company had the option to increase the Term Loan by $20.0 million under two conditions until January 11, 2024: (i) the Company must have a trailing 12-month EBITDA of at least $25.0 million; and (ii) the Company must draw in increments of at least $5.0 million. The Company did not exercise the option to increase the Wingspire Term Loan.

On January 17, 2024, the Company executed a twelfth amendment to the Term Loan (the “Twelfth Amendment”). The Twelfth Amendment (1) provided consent to the Company’s acquisition of Purplegrids; (2) required that the Company pledge 100% of the equity interests of Purplegrids; (3) defers a portion of the principal and interest payments due in December 2023 to the termination of the Term Loan; (4) defers certain refinancing milestones and modifies certain liquidity requirements; (5) modifies the payment of certain administrative fees to quarterly rather than annually; and (7) provides for the payment of certain fees, including $1.5 million in amendment fees to be paid at the earlier of the termination of the agreement and a future refinancing event.

On March 11, 2024, the Company executed a thirteenth amendment to the Term Loan (the “Thirteenth Amendment”). The Thirteenth Amendment (1) provided an extension of the maturity on the Term Loan and the availability of the TCW LOC to March 31, 2025 while the Company works to finalize a long-term facility; (2) no event of default for any refinancing milestone; (iii) extends the date on which a refinancing fee is potentially payable to April 30, 2024; (iv) defers a portion of the principal amortization due in March 2024 to the earlier of the date of the refinancing of the credit facility or June 30, 2024, and capitalizes a part of interest due in March 2024; (v) waives any events of default that may have occurred prior to the Amendment; and (vi) a fee of $0.4 million “paid in kind” and added to the outstanding principal of the Term Loan.

For the three months ended March 31, 2024 and 2023, the stated interest rate under the Term Loan was SOFR + 8.50%. In addition to the stated rate of interest on the Term Loan pursuant to which interest payments were calculated, debt issuance costs and debt discounts on the Term Loan are amortized over the term of the borrowing arrangement as additional notional interest expense, and added to the calculation of effective interest rate on the Term Loan. Including such additional notional calculations, the effective interest on the Wingspire Term Loan for the three months ended March 31, 2024 and 2023 is 17% and 16%, respectively; and the effective interest on TCW Term Loan for the three months ended March 31, 2024 and 2023 was 23%, respectively.

As of March 31, 2024 and December 31, 2023, the estimated fair value of the TCW Term Loan was $159.1 million and $149.0 million, respectively. As of March 31, 2024 and December 31, 2023, the estimated fair value of the Wingspire Term Loan was $14.3 million and $13.9 million. The fair value of debt was estimated based on Level 3 inputs.

The Term Loan includes provisions for customary events of default including non-payment of obligations, non-compliance with covenants and obligations, default on other material debt, bankruptcy or insolvency events, material judgments, change of control, and certain customary events of default relating to collateral or guarantees. Upon the occurrence of any event of default, subject to the terms of the Term Loan including any cure periods specified therein, customary remedies may be exercised by the Lenders under the Term Loan against the Company. The Company was in compliance with all of its financial covenants under the Term Loan as of March 31, 2024.

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

In December 2023, Orinter entered into a loan agreement (“Orinter short-term loan”) for € 2.2 million with a maturity date of October 2024. All borrowings under the Orinter short-term loan bear interest at a rate of 6.7489% . Orinter’s receivables due from financial institutions comprising the outstanding balance serve as collateral on the loan. The Company was in compliance with all of its financial covenants under the Orinter short-term loan as of March 31, 2024.

The following table summarizes the Company's outstanding borrowing arrangements, excluding governmental loans (in thousands):

	As of March 31,	As of December 31,
	2024	2023
Term Loan	$114,791	$114,708
Payment in kind interest on Term Loan	61,322	56,063
Orinter short-term loan	1,641	2,578
Total outstanding principal balance	177,754	173,349
Less: Unamortized debt issuance costs and discounts	(11,560)	(11,842)
Total debt	166,194	161,507
Less: Current portion of long-term debt	(11,645)	(10,828)
Long-term debt, net of current portion	$154,549	$150,679

8.    EQUITY
Class A Common Stock
As of March 31, 2024 and December 31, 2023, the Company had authorized a total of 500,000,000 shares for issuance of Company Class A Common Stock. As of March 31, 2024, 85,197,929 shares of the Company Class A Common Stock are issued and outstanding. Not reflected in the shares issued and outstanding as of March 31, 2024, is approximately 674,818 related to restricted stock units that vested in 2024 but have not yet been settled and issued. As of December 31, 2023, the Company has 83,252,040 shares of the Company Class A Common Stock issued and outstanding. Not reflected in the shares issued and outstanding is approximately 53,071 shares related to RSUs that vested in 2023, but had not been settled and issued.
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
During the three months ended March 31, 2024 and 2023, the Company did not repurchase shares of its Class A Common Stock. As of March 31, 2024, $30 million remained available under the Share Repurchase Program.

Warrants
As of March 31, 2024 and December 31, 2023, the Company had the following common stock warrants outstanding:

	Warrants	Exercise Price	Issuance Date	Expiration
Private Placement	232,500	$11.50	7/18/2022	7/18/2027
Preferred Stock	1,275,000	$7.50	10/17/2023	9/29/2027
Preferred Stock	169,500	$7.50	12/14/2023	9/29/2027
Total	1,677,000

9.    STOCK-BASED COMPENSATION
2022 Equity Incentive Plan
The Board adopted, and the stockholders of the Company approved the 2022 Equity Incentive Plan (the “2022 Plan”), effective as July 18, 2022, the date of the closing of the transaction contemplated by the agreement dated December 20, 2021, by and among ITHAX, First Merger Sub, Second Merger Sub and Mondee. The maximum number of shares of common stock that may be issued pursuant to the 2022 Plan is 9,615,971.
Restricted Stock Units ("RSU")
RSU activity during the three months ended March 31, 2024 was as follows:

	Number of RSUs Outstanding	Weighted-Average Grant Date Fair Value
Unvested - December 31, 2023	2,724,052	$5.91
Granted	134,205	4.40
Vested	(724,422)	6.53
Forfeited or canceled	(20,500)	6.59
Unvested – March 31, 2024	2,113,335	$5.60
During the three months ended March 31, 2024 and 2023, the Company recorded stock-based compensation expense related to RSUs of $4.1 million and $0.2 million, respectively. As of March 31, 2024, the Company had unamortized stock-based compensation expense of $11.8 million related to RSUs remaining to be recognized over a weighted-average period of 1.8 years.
The Company did not recognize any tax benefits related to stock-based compensation expense during the three months ended March 31, 2024 and 2023.
Earn-out Shares
As of March 31, 2024, the earn-out shares of the Company's Class A Common Stock (“earn-out shares”) were allocated as follows:

Shareholder Type	Grant Date	Number of Shares
Employee	7/18/2022	6,000,000
Investor	7/18/2022	500,000
Employee	9/7/2022	900,000
Non-employee	9/12/2022	200,000
Employee	4/20/2023	180,000
Forfeit add back	10/11/2023	(200,000)
Employee	12/31/2023	1,353,333
Unallocated shares	—	66,667
Total		9,000,000
Excluding the 1,533,333 earn-out shares allocated, net of forfeitures, on September 12, 2022, April 20, 2023 and December 31, 2023, all other earn-out shares have been legally issued to the respective shareholders and have restrictions that prohibit the shareholders from transferring them until the vesting market conditions are met. These earn-out shares in escrow are not considered outstanding for accounting purposes until resolution of the earn-out contingency.
The Company recognized $1.2 million and $2.1 million of compensation expense related to earn-out shares for employees to personnel expenses within the condensed consolidated statement of operations for the three months ended March 31, 2024 and 2023, respectively. The Company recognized $0.3 million of compensation expense related to earn-

out shares issued to a non-employee advisor for the three months ended March 31, 2023, which was recorded to general and administrative expenses within the condensed consolidated statement of operations.
As of March 31, 2024, unrecognized earn-out compensation expense totaled $0.6 million expected to be recorded over the balance term. As of date of issuance of this report, there are 66,667 earn-out shares that remain unallocated.
10.    COMMITMENTS AND CONTINGENCIES
Legal Matters
From time to time, the Company may be a party to litigation and subject to claims incidental to its business. Although the results of litigation and claims cannot be predicted with certainty, the Company currently believes that the final outcome of these matters will not have a material effect on its business. Regardless of the outcome, litigation can have an adverse impact on the Company because of judgment, defense and settlement costs, diversion of management resources, and other factors. As of March 31, 2024, the Company has the following outstanding legal claims that may have a material impact.
Litigation Relating to LBF Acquisition. Thomas DeRosa, a shareholder of LBF Travel Management Corp. (f/k/a LBF Travel, Inc.), the entity that sold LBF Travel Holdings, LLC to Mondee, sued LBF Travel Management Corp. and its CEO to recover a portion of the proceeds of the sale of LBF Travel Holdings, LLC to Mondee. Mondee was later added as a party to this litigation via a third-party complaint that alleges, among other things, that Mondee aided and abetted the directors and officers of LBF Travel Management Corp. in breaches of their fiduciary duties in connection with the acquisition. The Federal Court recently dismissed these specific claims against Mondee, and limited other claims in the case, but has not yet set a trial date. There is a separate state court action that has been stayed. While the Company believes that they will be successful based on their position, it is nevertheless reasonably possible that the Company could be required to pay any assessed amounts in order to contest or litigate the assessment and an estimate for a reasonably possible range of loss of any such payments cannot be made.
Litigation Relating to Restrictive Legends. On December 8, 2023, plaintiff Raja Venkatesh (“Venkatesh”) filed a complaint in the United States District Court for the Southern District of New York against the Company, its Chief Executive Officer and Chairman, Prasad Gundumogula (“Gundumogula” and, together with the Company, the “Mondee Defendants”), and the Company’s transfer agent, Continental Stock Transfer & Trust Company (“CST”). The complaint, which is captioned Raja Venkatesh v. Mondee Holdings, Inc., Prasad Gundumogula, and Continental Stock Transfer & Trust Company, Case No.: 1:23-cv-10734-VEC (S.D.N.Y.) (the “Venkatesh Action”), asserts ten causes of action: (1) violation of Section 10(b) of the Securities Exchange Act and Rule 10b-5 against the Mondee Defendants; (2) violation of 8 Del. C. § 158 against Mondee and CST; (3) violation of 8 Del. C. §§ 8-401 and 8-407 against Mondee and CST; (4) breach of fiduciary duty against the Mondee Defendants; (5) negligence against Mondee and CST; (6) conversion against Mondee and CST; (7) civil conspiracy against all Defendants; (8) breach of contract against Mondee; (9) breach of the implied covenant of good faith and fair dealing against Mondee; and (10) injunction against the Company and CST. The claims asserted in the Venkatesh Action all relate to Plaintiff’s allegations that the Company improperly placed and maintained certain restrictive legends on his shares of common stock in the Company purportedly in violation of the terms of a Registration Rights Agreement, to which Plaintiff and the Company are parties. The relief sought in the complaint includes a permanent injunction requiring the removal of the restrictive legends, compensatory damages for losses allegedly sustained by Venkatesh as a result of defendants’ conduct, punitive damages, and costs and expenses incurred in connection with the Venkatesh Action. On February 12, 2024, the Mondee Defendants filed a motion to dismiss the complaint for lack of subject matter jurisdiction and failure to state a claim. In addition, Gundumogula moved to dismiss the complaint for lack of personal jurisdiction. Also on February 12, 2024, CST filed a motion to dismiss the complaint. Plaintiff filed a memorandum of law in opposition to Mondee Defendants’ and CST’s motions to dismiss on April 11, 2024. In his opposition, Plaintiff withdrew his claims for violation of 6 Del. C. § 8-401 (Count III) and breach of the implied covenant of good faith and fair dealing (Count IX) as against all defendants, his claim for civil conspiracy as against Gundumogula (Count VII), and breach of fiduciary duty as against Mondee (Count IV). Additionally, Plaintiff clarified that his claim for injunction (Count X) is not a cause of action, but rather a request for injunctive relief as a remedy if successful on his other claims. The pretrial conference, which was originally scheduled for February 9, 2024, has been adjourned pending resolution of the pending motions to dismiss. The Company intends to vigorously defend the claims asserted in the Venkatesh Action. At present, the Company is unable to reasonably estimate a possible range of loss, if any, associated with these claims.

On October 13, 2021, Mondee received a summons from Global Collect Services B.V. to appear in the District Court of Amsterdam with respect to a claim of $0.5 million for past dues and outstanding invoices, fees, plus interest and costs of collection. The Company is in current discussions to settle this lawsuit and at this time the Company cannot reasonably estimate the possible loss.
Letters of Credit
The Company had $8.4 million and $7.9 million secured letters of credit outstanding as of March 31, 2024 and December 31, 2023, respectively. These primarily relate to securing the payment for the potential purchase of airline tickets in the ordinary course of business and are collateralized by term deposits, for which the contractual obligation is less than a year.
Commercial Commitments
The Company has commercial commitments arising in the normal course of business of the industry in which it operates. Under the terms of such contracts, the Company receives cash in advance for production goals over a period of several years. In the event of under-performance or termination of the applicable contract, the Company may be obligated to repay amounts still to be earned. At March 31, 2024, the Company had under-performed the required goals of one such contract, where the unearned balance was $8.7 million and is recognized as part of our current and non-current Deferred Revenue balance on the condensed consolidated balance sheets. The Company and counter-party both intend to continue the terms of the contracts.

11.    RELATED PARTY TRANSACTIONS
A summary of balances due to and from related parties, and transactions with related parties are as follows (in thousands):

Balances at Period End	March 31, 2024	December 31, 2023
Amounts payable to related party (1)	$42	$42
Amounts receivable from related party (2)	42	43
Loan receivable from related party (3)	101	83
Note payable to related party (4)	202	201
Rent payable to related parties and an affiliate associated with these related parties and an employee(5)	1,320	1,284

	Three Months Ended March 31,
Transactions with Related Parties	2024	2023
Loan receivable from related party (3)	$18	$—
Note payable to related party (4)	1	—
Lease expense (5)	159	55
_________________________

(1)
As of March 31, 2024 and December 31, 2023, Interep owes a travel credit of $0.04 million to Asi Ginio, a member of the Board of Directors. In connection with the Interep Acquisition, the Company has agreed to provide Mr. Ginio the travel credits in exchange for the general advisory services Mr. Ginio provided to the former owners of Interep.

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

(3)
In July 2023, the Company provided financing of $0.1 million to its Chief Financial Officer (“CFO”) as part of his relocation package. The promissory note bears an annual interest rate of 3.3% per annum and matures at the earlier of April 2026 or when the CFO's employment with the Company terminates. All outstanding principal, inclusive of any accrued and unpaid interest, is slated for settlement upon maturity of the note. The Company has the option to forgive the obligation in one-third increments which is contingent upon the absence of any breach of the CFO's obligations with the Company and his continued service.

(4)
The Company has a note payable to the CEO amounting to $0.2 million and $0.2 million as of March 31, 2024 and December 31, 2023, respectively. The loan is collateralized and carries an interest rate of 2.0% per annum. Principal and interest are due on demand.

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

12.    SEGMENT INFORMATION
We have the following reportable segments: Travel Marketplace and SaaS Platform. These reportable segments offer different products and services and are managed separately because the nature of products and services, and methods used to distribute the services are different. Our primary segment measure is Adjusted EBITDA (Earnings Before Interest, Taxes, Depreciation, and Amortization). Assets, liabilities, income tax expense and certain other expenses are reviewed on an entity-wide basis by the Chief Operating Decision Maker (“CODM”), and hence are not allocated to these reportable segments. Segment revenue is reported and reviewed by the CODM on a monthly basis.
Our segment reconciliation below.

	Three Months Ended March 31, 2024
(in thousands)	Travel Marketplace	SaaS Platform	Total
Revenue	$57,757	$264	$58,021
Adjusted EBITDA	6,122	(1,066)	5,056
Depreciation and amortization			(5,563)
Stock-based compensation and related payroll tax expense			(5,307)
Restructuring expense, net			289
Acquisition and integration related costs			(618)
Financing and refinancing related costs			(625)
Certain other expenses[1]			(180)
Change in fair value of earn-out liabilities			(1,239)
Operating loss			$(8,187)
Total other expense, net			(10,626)
Loss before income taxes			(18,813)
Provision for income taxes			(645)
Net loss			$(19,458)
1Includes expenses primarily related to professional service expenses for other non-core operating activities.

	Three Months Ended March 31, 2023
(in thousands)	Travel Marketplace	SaaS Platform	Total
Revenue	$49,549	$380	$49,929
Adjusted EBITDA	4,101	(115)	3,986
Depreciation and amortization			(3,386)
Restructuring expense, net			(1,529)
Stock-based compensation and related payroll tax expense			(2,561)
Acquisition and integration related costs			(279)
Financing and refinancing related costs			(406)
Certain other expenses[1]			(472)
Operating loss			$(4,647)
Total other expense, net			(7,569)
Loss before income taxes			(12,216)

	Three Months Ended March 31, 2023
(in thousands)	Travel Marketplace	SaaS Platform	Total
Provision for income taxes			(699)
Net loss			$(12,915)
1Includes expenses primarily related to transaction filing fees.
Geographic Information
Geographic stratification changed in the three months ended March 31, 2024 as a result of the impact of the 2023 acquisitions viewed in comparison to the whole company.
Revenue by geographic area, based on the geographic location of the Company’s subsidiaries (in thousands).

	Three Months Ended March 31,
	2024	2023
United States	$27,719	$37,552
Brazil	26,044	9,105
Rest of Americas	4,230	3,272
Asia Pacific	28	—
	$58,021	$49,929
Long-lived assets (excluding capitalized software) and operating lease assets by geographic area is as follows (in thousands):

	March 31,	December 31,
	2024	2023
United States	$2,301	$2,432
India	870	979
Brazil	528	569
Rest of the world	480	148
	$4,179	$4,128

13. NET LOSS PER SHARE
The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders for the three months ended March 31, 2024 and 2023:

$ in thousands, except per share	Three Months Ended March 31,
	2024	2023
Numerator:
Net loss	$(19,458)	$(12,915)
Cumulative dividends allocated to preferred stockholders	(3,805)	—
Net loss attributable to common stockholders, basic and diluted	$(23,263)	$(12,915)
Denominator:
Weighted average shares outstanding, basic and diluted	78,468,479	83,748,712
Basic and diluted net loss per share	$(0.30)	$(0.15)
The following table presents the potential common shares outstanding that were excluded from the computation of diluted net loss per share of common stock as of the periods presented because including them would be anti-dilutive:

	March 31,
	2024	2023
Common stock warrants	1,677,000	1,507,500
Outstanding earn-out shares	8,933,333	7,600,000
Consolid earn-out shares	400,000	—
Skypass earn-out shares	1,800,000	—
Purplegrids earn-out shares	2,542,857	—
Restricted stock units	2,113,335	105,000
Potential common shares excluded from diluted net loss per share	17,466,525	9,212,500
14.    INCOME TAXES
We have assessed our ability to realize our deferred tax assets and have recorded a valuation allowance against such assets to the extent that, based on the weight of all available evidence, it is more likely than not that all or a portion of the deferred tax assets will not be realized. In assessing the likelihood of future realization of our deferred tax assets, we placed significant weight on our history of generating tax losses. As a result, we have recorded a valuation allowance against substantially all of our net deferred tax assets in the United States and certain other jurisdictions. We expect to maintain a valuation allowance in such jurisdictions for the foreseeable future.
We determine our provision for income taxes for interim periods using an estimate of our annual effective tax rate. We record any changes affecting the estimated annual effective tax rate in the interim period in which the change occurs, including discrete items. The tax expense arising on account of tax amortization of indefinite-lived intangible assets and state minimum taxes is calculated based on the discrete approach.
The Company recorded a $0.3 million liability for an income tax contingency related to the acquisition of Interep. At the date of acquisition, we recognized an indemnification asset at the same time and on the same basis as the recognized liability, to the extent that collection is reasonably assured, in accordance with ASC 805.

The following table presents the calculation of effective income tax rate:

	Three Months Ended March 31,
($ in thousands)	2024	2023
Loss before income taxes	$(18,813)	$(12,216)
Provision for income taxes	645	699
Effective income tax rate	(3.43)%	(5.72)%
The effective tax rate differs from the U.S. statutory tax rate primarily due to the valuation allowances on the Company’s deferred tax assets as it is more likely than not that some or all of the Company’s deferred tax assets will not be realized.
15.    SUBSEQUENT EVENTS
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
In April 2024, the Company paid out $3.3 million and $1.0 million for Orinter and Interep earn-out considerations, respectively, as the operating metrics specified per the respective purchase agreements was achieved.
On May 7, 2024, the Company executed a fourteenth amendment to the Term Loan (the “Fourteenth Amendment”). The Fourteenth Amendment provided an extension of the maturity on the Term Loan to June 30, 2025 while the Company works to finalize a long-term facility and specifies the timing of payments of refinancing fees associated with various lenders on the Term Loan.

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

Cautionary Note Regarding Forward-Looking Statements

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
•the ability to maintain the listing of our Class A common stock on the Nasdaq Global Market, and the potential liquidity and trading of our securities;
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
•unfavorable conditions in our industry, the global economy or global supply chain, including financial and credit market fluctuations, international trade relations, pandemics, political turmoil, natural catastrophes, warfare (such as the conflict involving Russia and Ukraine or Israel and Hamas), and terrorist attacks; and
•other factors that are discussed in the section entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations”.

The foregoing factors could cause results or performance to materially differ from those expressed in our forward-looking statements, should not be considered exhaustive, and should be read together with other cautionary statements that are included in this report and those discussed in the section entitled “Risk Factors” of our 2023 Annual Report on Form 10-K, and other filings we may make with the SEC. New risks and uncertainties may emerge from time to time, and it is not possible for us to predict their occurrence or how they will affect us. If one or more of the factors affecting our forward-looking information and statements proves incorrect, then our actual results, performance, or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements contained in this Quarterly Report on Form 10-Q. We disclaim any duty to revise or update the forward-looking statements, whether written or oral, to reflect actual results or changes in the factors affecting the forward-looking statements, except as specifically required by law.

Overview
We are a leading travel technology company, featuring an artificial intelligence (“AI”)-enabled transaction platform that powers our Marketplace for personalized travel experiences. Our Marketplace has achieved nearly $3 billion of annual gross bookings, primarily in the leisure travel market segment originating in North America with international destinations. In addition to our technology platform and marketplace, our competitive moat includes: a Global Content Hub of negotiated rate content from airlines, hotels, cruise lines and other suppliers; a growing Distribution Network of 65,000 travel experts and intermediaries; Abhi, a travel industry leading AI-assisted user experience and process management application; a suite of profitable Ancillary and FinTech solutions; and in-house multi-lingual 24/7 Support and Service Delivery centers. Our competitive cornerstones and continued growth are further complimented by a history of successfully acquiring and integrating nineteen travel companies with complementary content, distribution, and/or technology into our technology-enabled ecosystem.

We provide a state-of-the-art AI platform, in addition to technologies, apps, operating systems and services that seamlessly facilitate travel transactions, as well as the creation of personalized experiences. These platforms are deployed to better serve travelers through travel experts and numerous other emerging channels. Our AI-enabled technology solutions provide the necessary modern traveler engagement services such as collaborative conversational commerce, seamless connectivity and 24/7 assistance, as well as operating systems with modern financial technology, insurance and marketing services. These technology solutions facilitate access to highly perishable global travel content and extensive negotiated travel content, and combined with our distribution network, creating a compelling Travel Marketplace.

We are increasingly focused on rapidly expanding our global presence in, and penetration of, the broader travel market. In addition to the rapid development and enhancement of our modern Travel Marketplace, we are increasingly focused on expanding our penetration of the “gig economy” segment of the travel market. We believe our technology solutions are well-suited to serve gig workers seeking more flexibility, diverse content and travel services.

From the date of founding, our Company began building a leading international wholesale travel business through acquisitions and deployment of our technology platform. We expect to continue pursuing strategic opportunities that strengthen our technology solutions, expand the breadth and depth of our content, and grow our distribution network globally. From recent acquisitions, we have grown our content of hotel and lodging, cruise and tour offerings and plan to expand our travel and experiences packaging capabilities through acquisition candidates with this expertise. Additionally, we expect to increase the Company's international footprint by acquiring distributors, aggregators and platforms beyond North America and Latin America.

We believe the successful execution of our accretive and synergistic acquisition business strategy has enhanced our modern Travel Marketplace and positions us well for emerging travel business opportunities.

We generate revenue primarily from travel-related activity, which is presented as Travel Marketplace segment revenue on the disaggregated revenue disclosure within Note 4 — Revenue, of our condensed consolidated financial statements. The Travel Marketplace segment includes revenue earned from:

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
The remainder of our revenues are generated from subscription contracts for access to our travel management software-as-a service (“SaaS”) platforms. Our SaaS Platform revenues are recognized over the term of the contract.

Macroeconomic Considerations

Weakening conditions in the economy, from rising interest rates and inflation, for example, both in the United States and abroad, may negatively our results of operations. For further discussion on the impact of macroeconomic factors to our business, financial condition and operating results, refer to the section “Risk Factors”.
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
Operating Metrics

Our financial results are driven by certain operating metrics that encompass the business activity generated by our travel-related services. Transactions represent the number of travel reservations that were processed on Mondee’s platform during the period. Gross bookings are defined as the total dollar value, generally inclusive of taxes and fees, of all travel reservations through our platform between a third-party seller or service provider and the traveler booking on our platform, net of cancellations. Revenue may increase as a result of an increase in the number of travelers booking on our platform or as a result of an increase in service fees from higher value services offered on the platform. Take rate is defined as revenues as a percentage of gross bookings.

We consider these operating metrics to correlate to our commission revenues and incentive revenues recognized, and are therefore, useful units of measurement for investors. We also use these operating metrics as part of our overall assessment of the Company’s operational performance and for its preparation of operating budget and forecasts.
Transactions, gross bookings and take rate for the three months ended March 31, 2024 and 2023, respectively, were as follows (gross bookings are disclosed in thousands):

	Three Months Ended March 31,
	2024	2023
Transactions	1,075,437	665,173
Gross bookings	$708,076	$668,079
Take rate	8.2%	7.5%

Components of Results of Operation
Revenues, Net
Our revenues are primarily generated from our Travel Marketplace segment wherein Travel Transaction Revenues are earned by providing online travel reservation services on behalf of our travel product vendors to travelers, and Fintech Program Revenues are earned from banks and financial institutions based on the travel booking spend processed through fintech programs partnered with our platform.
Our Travel Transaction Revenue includes mark-up fees, commissions and incentives, and is recorded net of estimated cancellation and refunds. Our mark-up fees and certain commissions are earned at ticketing, as our performance obligation is satisfied upon issuance of the ticket or reservation details to the traveler. We also earn certain commissions and incentives per booking when the underlying trip is taken by the traveler. Our Travel Transaction Revenues are all priced on a booking basis, where the commission and incentive rates could be either flat fees or tiered fixed percentages and are subject to frequent modifications in a dynamic market. From time to time, we issue credits or refunds to the traveler in the event of cancellations. At ticketing, when a travel booking service is performed and our single performance obligation has been fulfilled, we make an estimate for variable consideration based on cumulative booking, which is calculated per applicable pricing tier. Additionally, when the same travel booking is processed, we make an estimate for variable consideration for the traveler taking the trip, to the extent that there is a risk of significant reversal constraining the variable consideration, until the trip is taken, since the occurrence of the trip can be influenced by outside factors, such as the actions of travelers and weather conditions. We recognize Fintech Program Revenues at a point in time when the payment of the trip booked by traveler is settled through the fintech program partnered with our Company.
We also generate revenue by providing subscription-based platform access that offers businesses and consumers the ability to purchase travel services directly on the platform.
Sales and Marketing Expenses
Sales and marketing expenses are generally variable in nature and consist primarily of: (1) credit cards and other payment processing fees associated with merchant transactions; (2) advertising and affiliate marketing costs; (3) fees paid to third parties that provide call center, website content translations, fraud protection services, and other services; (4) customer relation costs; and (5) customer chargeback provisions.
We rely on marketing channels to generate a significant amount of traffic to our websites. Marketing expenses consist primarily of the costs of (1) advertising, which are expensed as incurred and consist of digital and physical advertising; and (2) affiliate marketing programs.
We utilize affiliate marketing to promote travel product sales and generate bookings through our website and platform. Our platform provides affiliates with technology and access to a wide range of products and services. We pay commission to third-party affiliates for the bookings originated through our website and platform based on targeted merchandising and promotional strategies implemented by us from time to time. We intend to continue making significant investments in marketing to drive additional revenue, increase our market share, and expand our global customer base. As a result, we expect our marketing expenses to increase in absolute dollars as we expect to invest in growing and training our sales force and broadening our brand awareness.
General and Administrative
General and administrative expenses consist primarily of: (1) occupancy and office expenses; (2) fees for outside professionals, including legal and accounting services; (3) audit and tax fees; and (4) other miscellaneous expenses, including changes in the fair value of acquisition earn-outs. We expect to incur additional general and administrative expenses as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the SEC and stock exchange listing standards, additional insurance expenses (including directors’ and officers’ insurance), investor relations activities and other administrative and professional services. We also expect to increase the size of our general and administrative functions to support the growth of our business. However, we anticipate general and administrative expenses to decrease as a percentage of revenue over the long term.
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
Information Technology Expenses
Information Technology expenses consist primarily of: (1) software license and system maintenance fees; (2) outsourced data center and web hosting costs; (3) payments to contractors; and (4) data communications and other expenses associated with operating our services. We expect to incur additional Information Technology expenses as a result of operating, including expanding our operations through growth of our online booking platform and hosting fees. We also expect an increase in Information Technology expenses to support the growth of our business. However, we anticipate Information Technology expenses to decrease as a percentage of revenue over the long term.
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
Other Income (Expense)
Other income (expense) consists primarily of: (1) interest income; (2) interest expense; (3) other income and expense, (4) changes in the fair value of our private placement warrant liability, and (5) net expenses incurred on the divestiture of LBF Travel Inc, LBF Travel Holdings LLC, Avia Travel and Tours Inc, and Star Advantage Limited (collectively, “LBF US”) and LBF US transition services. Other expenses include realized gains and losses on foreign currency exchange.
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

Results of Operations
Comparison of Three Months Ended March 31, 2024 and 2023
We have derived this data from our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report. This information should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report. The results of historical periods are not necessarily indicative of our results of operations for any future period. The following tables set forth our unaudited condensed consolidated statement of operations as well as other financial data that our management considers meaningful for 2024 and 2023:

	Three Months Ended March 31,
($ in thousands)	2024	2023	$ Change	% Change
Revenues, net	$58,021	$49,929	$8,092	16.2%
Operating expenses:
Sales and marketing expenses	40,267	37,445	2,822	7.5%
Personnel expense	13,216	7,466	5,750	77.0%
General and administrative expense	5,785	4,494	1,291	28.7%
Information technology expense	2,069	923	1,146	124.2%
Provision for credit losses, net	(403)	(667)	264	(39.6)%
Depreciation and amortization	5,563	3,386	2,177	64.3%
Restructuring expense, net	(289)	1,529	(1,818)	(118.9)%
Total operating expenses	66,208	54,576	11,632	21.3%
Loss from operations	(8,187)	(4,647)	(3,540)	76.2%

Other income (expense):
Interest income	169	347	(178)	(51.3)%
Interest expense	(9,932)	(8,217)	(1,715)	20.9%
Changes in fair value of warrant liability	42	(21)	63	(300.0)%
Other (expense) income, net	(905)	322	(1,227)	(381.1)%
Total other expense, net	(10,626)	(7,569)	(3,057)	40.4%
Loss before income taxes	(18,813)	(12,216)	(6,597)	54.0%
Provision for income taxes	(645)	(699)	54	(7.7)%
Net loss	$(19,458)	$(12,915)	$(6,543)	50.7%
Revenues, net

	Three Months Ended March 31,
($ in thousands)	2024	2023	$ Change	% Change
Revenue from Travel Marketplace	$57,757	$49,549	$8,208	16.6%
Revenue from SaaS Platform	264	380	(116)	(30.5)%
Revenues, net	$58,021	$49,929	$8,092	16.2%
Revenues, net for the three months ended March 31, 2024, increased by $8.1 million or 16% compared to the same periods in 2023. The increase was primarily driven by the expanded market and business associated with the acquisitions of Orinter Tour & Travel, S.A. (“Orinter”), Interep Representações Viagens E Turismo S.A. (“Interep”), Consolid Mexico Holding, S.A. P.I. de C.V. (“Consolid”), and Skypass Travel Inc, Skypass Travel de Mexico Sa de CV, Skypass Travel

Private Limited and Skypass Holidays, LLC (collectively, “Skypass”), during 2023 on our integrated technology platform. Because we merged customers and supplier relationships from the business acquisitions into consolidated operations, separating revenues specifically from these acquired entities becomes impractical.
The revenues, net increase is primarily contributed by our Travel Marketplace segment. Revenues from our Travel Marketplace segment for the three months ended March 31, 2024 increased by $8.2 million or 17% compared to the same period in 2023, primarily due to an increase of commission revenues earned from mark-up fees on airline ticket sales, travel packages, hotel accommodations, and other travel products and travel services.
The revenue growth in our Travel Marketplace segment in 2024 was primarily impacted by a 6% increase in the value of gross bookings and 62% increase in the number of transactions processed in our Travel Marketplace, during the three months ended March 31, 2024, as compared to the same period in 2023. Refer to our Factors Affecting Our Performance – Operating Metrics for further details.
Operating Expenses and Other (Income) Expense
Sales and Marketing Expenses
Sales and marketing expenses for the three months ended March 31, 2024 increased by $2.8 million or 8% compared to the same period in 2023. The increase was primarily driven by an increase of $6.8 million, or 25%, in affiliate marketing expense for the three months ended March 31, 2024, compared to the same period in 2023 due to additional sales and marketing activities, along with our expanded presence as a result of acquisitions of Orinter, Interep, Consolid and Skypass in 2023. This increase in affiliate marketing expense was offset by a decrease in web advertising expenses of $4.1 million for the three months ended March 31, 2024 compared to the same period in 2023.
Personnel Expenses

Personnel expenses for the three months ended March 31, 2024 increased by $5.8 million or 77% compared to the same period in 2023. The increase was primarily attributable to additional employee headcount from the acquisitions of Orinter, Interep, Consolid, and Skypass during 2023, which contributed to $5.1 million in payroll expense and increase in stock-based compensation of $3.1 million due to restricted stock units (“RSUs”) issued subsequent to the first quarter of 2023. These increases were offset by a decrease in payroll expense incurred by the legacy business of $2.4 million.
General and Administrative Expenses
General and administrative expenses for the three months ended March 31, 2024 increased by $1.3 million or 29% compared to the same period in 2023. The increase was primarily due to an increase in the fair value remeasurement impact of earn-out consideration in the current period.
Information Technology Expenses
Information Technology expenses for the three months ended March 31, 2024, increased by $1.1 million or 124% compared to the same period in 2023. The increase was primarily due to an increase in web hosting cost of $0.5 million, an increase software expenses of $0.4 million and an increase in third-party IT professional services of $0.2 million.
Provision for Credit Losses, Net
Provision for credit losses, net for the three months ended March 31, 2024 increased by $0.3 million, or 40%, compared to the same period in 2023, due to changes in estimated recovery of accounts receivable.
Depreciation and Amortization
Depreciation and amortization expenses for the three months ended March 31, 2024 increased by $2.2 million or 64% compared to the same period in 2023. The increase was primarily due to an increase in amortization from additional capitalized software and an increase in amortization of intangibles as a result of the acquisitions of Orinter, Interep, Consolid, Skypass and Purplegrids subsequent to the first quarter of 2023.

Restructuring Expense, Net
Restructuring expense for the three months ended March 31, 2024 decreased by $1.8 million or 119% compared to the same period in 2023. Restructuring activities were substantially complete in 2023, and amounts recorded to restructuring expense in the first quarter of 2024, were a result of a gain recognized on the early termination of a lease offset by one-time severance payments.
Interest Income
Interest income for the three months ended March 31, 2024 decreased by $0.2 million or 51% compared to the same period in 2023.
Interest Expense
Interest expense for the three months ended March 31, 2024 increased by $1.7 million or 21% compared to the same periods in 2023. The increase was primarily due to interest incurred of $1.8 million for upfront collection of other receivables by Orinter and Interep. The remaining increase was due to market increases in the SOFR benchmark and additional debt amendment fees incurred on our Term Loan.
Changes in Fair Value of Warrant Liability
Changes in fair value of warrant liability for the three months ended March 31, 2024 was a change of $0.1 million. The change was primarily due to the decrease in fair value of the Company’s private warrants during the three months ended March 31, 2024.
Other Expense, net
Other expense, net for the three months ended March 31, 2024 increased by $1.2 million compared to the same period in 2023, primarily due to losses on foreign currency exchange generated in foreign operations as result of the acquisitions of Orinter, Interep and Consolid.
Income Taxes
The following table presents the calculation of the effective income tax rate (dollars in thousands):

	Three Months Ended March 31,
	2024	2023
Loss before income taxes	$(18,813)	$(12,216)
Provision for income tax	645	699
Effective income tax rate	(3.43)%	(5.72)%
The effective tax rate decreased for the three months ended March 31, 2024, as compared to the same period in 2023.
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

Non-GAAP financial information, which is presented for supplemental informational purposes only, has limitations as an analytical tool and should not be considered in isolation or as a substitute for financial information presented in accordance with U.S. GAAP. In addition, other companies, including companies in our industry, may calculate similarly titled non-GAAP measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of our non-GAAP financial measures as tools for comparison. A reconciliation is provided below for the non-GAAP financial measures to the most directly comparable financial measures stated in accordance with U.S. GAAP. Readers are encouraged to review the related U.S. GAAP financial measures and the reconciliation of these non-GAAP financial measures to their most directly comparable U.S. GAAP financial measures, and not to rely on any single financial measure to evaluate our business.
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
Adjusted EBITDA
Adjusted EBITDA is a key performance measure that our management uses to assess our operating performance, which provides useful information to investors, analysts and rating agencies. By reporting Adjusted EBITDA, we provide a basis for comparison of our business operations between current, past and future periods by excluding items that we do not believe are indicative of our core operating performance.
Because Adjusted EBITDA facilitates internal comparisons of our historical operating performance on a more consistent basis, we use this measure for business planning purposes. We define Adjusted EBITDA as net loss before (1) depreciation and amortization; (2) provision for income taxes; (3) interest expense, net; (4) other income (expense), net; (5) stock-based compensation and the related payroll tax expense; (6) restructuring and related costs; (7) acquisition-related costs (including bank fees, due diligence fees, etc.); (8) legal costs pertaining to acquisitions, and other filings which are not ordinary and outside the course of our business; (9) changes in fair value attributable to earn-out and warrant liabilities; and (10) and certain other expenses that could include those expenses that are non-recurring.

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
Some of the limitations of Adjusted EBITDA are as follows: (i) Adjusted EBITDA does not properly reflect capital commitments to be paid in the future; and (ii) although depreciation and amortization are non-cash charges, the underlying assets may need to be replaced. Adjusted EBITDA does not reflect these capital expenditures. In evaluating Adjusted EBITDA, our investors should be aware that in the future we may not incur expenses similar to the adjustments in this presentation. Lastly, Adjusted EBITDA can obfuscate the one-time impacts of events that happen out of the ordinary course of business to the extent those occur.

The following table reconciles net loss to Adjusted EBITDA for the three months ended March 31, 2024 and 2023, respectively:

	Three Months Ended March 31,
($ in thousands)	2024	2023	$ Change	% Change
Net loss	$(19,458)	$(12,915)	$(6,543)	50.7%
Interest expense, (net)	9,763	7,870	1,893	24.1%
Stock-based compensation and related payroll tax expense	5,307	2,561	2,746	107.2%
Depreciation and amortization	5,563	3,386	2,177	64.3%
Restructuring expense, net	(289)	1,529	(1,818)	(118.9)%
Provision for income taxes	645	699	(54)	(7.7)%
Changes in fair value of warrant liabilities	(42)	21	(63)	(300.0)%
Changes in fair value of earn-out liabilities	1,239	—	1,239	100.0%
Acquisition and integration related costs[1]	618	279	339	121.5%
Financing and refinancing related costs	625	406	219	53.9%
Certain other expenses[2]	420	472	(52)	(11.0)%
Foreign currency losses (gains)	665	(322)	987	(306.5)%
Adjusted EBITDA	$5,056	$3,986	$1,070	26.8%
1Beginning in the quarter ended March 31, 2024, we included post-acquisition integration costs.
2During the three months ended March 31, 2024, certain other expenses primarily include $0.2 million related to LBF US divestiture and transition service expenses and $0.2 million for professional service expenses for other non-recurring activities. During the three months ended March 31, 2023, certain other expenses include expenses related to $0.2 million transaction filing fees and $0.3 million for professional service expenses for other non-recurring activities.
Adjusted Net Loss and Adjusted Net Loss Per Share
Adjusted Net Loss and Adjusted Net Loss Per Share are key performance measures that our management uses to assess our operating performance, providing useful information to investors, analysts and rating agencies. By reporting Adjusted Net Loss and Adjusted Net Loss Per Share, we provide a basis for comparison of our business operations between current, past and future periods by excluding items that we do not believe are indicative of our core operating performance.
We define Adjusted Net Loss as net loss before (1) stock-based compensation expense; (2) amortization of intangibles; (3) provision for income taxes; (4) certain other operating expenses.
The following table reconciles net loss to Adjusted Net Loss for the three months ended March 31, 2024 and 2023, respectively:

	Three Months Ended March 31,
($ in thousands)	2024	2023	$ Change	% Change
Net loss	$(19,458)	$(12,915)	$(6,543)	50.7%
Stock-based compensation and related payroll tax expense	5,307	2,561	2,746	107.2%
Amortization of intangibles	3,109	1,960	1,149	58.6%
Income tax provision	645	699	(54)	(7.7)%
Certain other expenses[1]	2,571	2,878	(307)	(10.7)%
Adjusted net loss	$(7,826)	$(4,817)	$(3,009)	62.5%
1 Includes changes in fair value of earn-out liabilities, changes in fair value of warrant liabilities, restructuring expense, acquisition and integration related costs, financing and refinancing related costs and certain other legal expenses for non-recurring transactions.

We define Adjusted Net Loss Per Share as the per share earnings based on the Company’s Adjusted Net Loss attributable to common stockholders, which includes dividends accrued for preferred stockholders, in the respective periods presented. The following table reconciles net loss per share to Adjusted Net Loss per share for the three months ended March 31, 2024 and 2023, respectively:
Adjusted Net Loss Per Share

	Three Months Ended March 31,
$ in thousands, except per share	2024	2023
Net loss	$(19,458)	$(12,915)
Cumulative dividends allocated to preferred stockholders	(3,805)	—
Net loss attributable to common stockholders, basic and diluted	$(23,263)	$(12,915)
Weighted average shares outstanding, basic and diluted	78,468,479	83,748,712
Basic and diluted net loss per share	$(0.30)	$(0.15)

Adjusted net loss	$(7,826)	$(4,817)
Cumulative dividends allocated to preferred stockholders	(3,805)	—
Adjusted net loss attributable to common stockholders, basic and diluted	$(11,631)	$(4,817)
Weighted average shares outstanding, basic and diluted	78,468,479	83,748,712
Adjusted net loss per share	$(0.15)	$(0.06)
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
The following table reconciles net cash used in operating activities to Free Cash Flows for the three months ended March 31, 2024, and 2023, respectively:

	Three Months Ended March 31,
($ in thousands)	2024	2023	$ Change	% Change
Net cash provided by (used in) operating activities (1)(2)	$18,661	$(9,979)	$28,640	(287.0)%
Capital expenditures	(4,881)	(1,968)	(2,913)	148.0%
Free cash flow(1)(2)	$13,780	$(11,947)	$25,727	(215.3)%

(1)	Included cash paid for interest for the three months ended March 31, 2024 and 2023 of $2.6 million and $5.0 million, respectively.
(2)
Included cash paid for LBF US divestiture and transition service expense for the three months ended March 31, 2024 of $0.6 million. No cash was paid for LBF US transition services for the three months ended March 31, 2023.

Liquidity and Capital Resources
Sources of Liquidity
As of March 31, 2024, our principal sources of liquidity were $47.4 million of cash and cash equivalents, restricted cash, and short-term investments, which were held for working capital purposes, as well as our revolving credit facility (“TCW LOC”) available for draw down of $15.0 million. To date, our principal sources of liquidity have been payments received from our revenue arrangements and financing arrangements with banks and financial institutions.
As of March 31, 2024, $21.6 million of our cash and cash equivalents, restricted cash, and short-term investments was held by our foreign subsidiaries outside of the United States. In the event that we repatriate these funds from our foreign subsidiaries, we may need to accrue and pay applicable United States taxes and withholding taxes payable to various countries. As of March 31, 2024, our intent was to permanently reinvest these funds outside of the United States, unless such funds can be repatriated without material tax consequences.
Accordingly, no deferred taxes have been provided for withholding taxes, U.S. state income taxes or other taxes that would result upon repatriation of approximately $23.4 million of undistributed earnings from these foreign subsidiaries as those earnings and any excess of financial reporting over the tax basis of these foreign subsidiaries are indefinitely reinvested. It is not practicable to estimate income tax liabilities that might be incurred if such earnings were remitted to the United States due to the complexity of the underlying calculation. The majority of the undistributed earnings would have been previously-taxed for U.S. federal income taxes as a result of the 2017 U.S. Tax and Jobs Act. Although we have no intention to repatriate the undistributed earnings of our foreign subsidiaries for the foreseeable future, if such funds are needed for operations in the United States, to the extent applicable and material, we will revise future filings to address the potential tax implications.
Although we have incurred both net loss and accumulated deficit and net cash outflow from operations from inception to date, in our opinion, our liquidity position provides sufficient capital resources to meet our foreseeable cash needs. There can be no assurance, however, that the cost or availability of future borrowings, including refinancing activities, if any, will be available on terms acceptable to us.
In addition, we have a shelf registration statement on file with the SEC not yet effective. Specific information on the terms of and the securities being offered will be provided at the time of the applicable offering. Proceeds from any future offerings are expected to be used for corporate purposes or other purposes to be disclosed at the time of offering.
Financial Position
As of March 31, 2024, we had $38.9 million of unrestricted cash and cash equivalents, $8.5 million of restricted cash and short-term investments, and $15.0 million in the unused TCW LOC. Subsequent to March 31, 2024, the Fourteenth Amendment on the Term Loan was executed on May 7, 2024, and provided for an extension of the maturity date to June 30, 2025. The amended Term Loan provides for principal and interest payments on the Term Loan ranging from $32.1 million to $41.6 million due within 12 months from the date of issuance of the consolidated financial statements. We had the option to refinance our Term Loan prior to maturity, and as the Term Loan was not refinanced by April 2024, we were subject to refinancing fees payable on the Term Loan at 0.50% of the outstanding principal balance starting April 2024 and every month thereafter. Additionally, we were obligated to make payments of $4.3 million to the sellers of Orinter and Interep for achieving their first tranche of earn-outs, and such earn-outs have been paid in April 2024 subsequently.

As of the date of issuance of our condensed consolidated financial statements, we believe that the cash on hand, cash generated from operating activities, and access to funds under our TCW LOC will satisfy our working capital and capital requirements for at least the subsequent 12 months.

Term Loan Amendments

On January 17, 2024, we entered into that certain Amendment No. 12 (the “Twelfth Amendment”) to that certain financing agreement with TCW, dated as of December 23, 2019 (as the same may be amended, restated, supplemented, or otherwise modified from time to time, the “Term Loan”. The Twelfth Amendment (1) provided consent to the Company’s acquisition of Purplegrids, Inc. (“Purplegrids)”; (2) required that the Company pledge 100% of the equity interests of Purple Grids; (3) defers a portion of the principal and interest payments due in December 2023 to the termination of the Term Loan; (4) defers certain refinancing milestones and modifies certain liquidity requirements; (5) modifies the payment of certain administrative fees to quarterly rather than annually; and (7) provides for the payment of certain fees.

On March 11, 2024, we executed a thirteenth amendment to the Terms Loan (the “Thirteenth Amendment”). The Thirteenth Amendment (1) provided an extension of the maturity on the Term Loan to March 31, 2025 while the Company works to finalize a long-term facility; (2) no event of default for any refinancing milestone; (iii) extends the date on which a refinancing fee is potentially payable to April 30, 2024; (iv) defers a portion of the principal amortization due in March 2024 to the earlier of the date of the refinancing of the credit facility or June 30, 2024, and capitalizes a part of interest due in March 2024; (v) waives any events of default that may have occurred prior to the Amendment; and (vi) provides for a fee of $0.4 million “paid in kind” and added to the outstanding principal of the Term Loan.
Cash Flow Summary
The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
($ in thousands)	2024	2023
Net cash provided by (used in) operating activities	$18,661	$(9,979)
Net cash used in investing activities	(4,881)	(20,445)
Net cash (used in) provided by financing activities	(2,002)	10,099
Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	(370)	(14)
Net (decrease)/increase in cash, cash equivalents and restricted cash and cash equivalents	$11,408	$(20,339)
Cash Used in Operating Activities
During the three months ended March 31, 2024, cash provided by operating activities was $18.7 million. The primary factors affecting our operating cash flows during this period were our net loss totaling $19.5 million, which was offset by non-cash charges of $19.3 million primarily consisting of depreciation and amortization of $5.6 million, stock-based compensation of $5.3 million, amortization of loan origination fees of $1.9 million, paid in kind (“PIK”) interest expense of $5.5 million. Cash provided by our operating assets and liabilities was $18.8 million, primarily due to a $10.7 million decrease in accounts receivable, a $14.8 million increase in accounts payable, which was offset by a $1.7 million increase in contract assets, a $0.8 million increase in other non-current assets and a $3.4 million increase in accrued expenses and other liabilities.
During the three months ended March 31, 2023, cash used in operating activities was $10.0 million. The primary factors affecting our operating cash flows during this period were our net loss of $12.9 million, which was offset by non-cash charges of $8.9 million primarily consisting of stock-based compensation of $2.6 million, PIK interest expense of $1.4 million and depreciation and amortization of $3.4 million. Cash provided from changes in our operating assets and liabilities was $6.0 million, primarily owing to a $11.0 million increase in accounts payable, and $0.4 million increase in accrued expenses and other current liabilities. These increases were offset by a $17.9 million increase in accounts receivable, $0.6 million increase in prepaid expense and other current assets, and $1.3 million increase in contract assets.
Cash Used in Investing Activities
During the three months ended March 31, 2024, cash used in investing activities was $4.9 million, which was primarily due to the purchase of property, equipment and software.

During the three months ended March 31, 2023, cash used in investing activities was $20.4 million, which was primarily due to cash paid for the Orinter Acquisition and the purchase of property and equipment.
Cash Provided by Financing Activities
During the three months ended March 31, 2024, cash used in financing activities was $2.0 million due to $1.2 million repayment of debt and $0.7 million of payments to tax on vested restricted stock units.
During the three months ended March 31, 2023, cash provided by financing activities was $10.1 million primarily due to $15.0 million in proceeds funded by Wingspire Capital LLC in addition to the already outstanding term loan (the “Wingspire Term Loan”), offset by the repayment of debt and offering costs.
Contractual Obligations and Commitments
During the three months ended March 31, 2024, there have been no material changes, other than extension of the maturity date on the Term Loan, in our material cash requirements from known contractual and other obligations as disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources” in our Annual Report on Form 10-K for the year ended December 31, 2023.
Critical Accounting Policies and Estimates
During the three months ended March 31, 2024, there have been no material changes in our critical accounting policies as disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2023.
Recent Accounting Pronouncements
See “Part I, Item 1, Note 2 – Summary of Significant Accounting Policies” to our condensed consolidated financial statements included elsewhere in this Quarterly Report for recently adopted accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk

We have operations in the United States and internationally, and we are exposed to market risk in the ordinary course of business. Our market risk exposure is primarily the effect of interest rate risk and foreign currency risk.

Interest Rate Risk

Debt

Our debt obligations consist of a variety of financial instruments that expose us to interest rate risk, including, but not limited to the TCW and Wingspire Team Loans (“TCW financing arrangement”). The interest rate on the TCW financing arrangement is tied to short-term interest rate benchmarks including the Adjusted Term SOFR. As of March 31, 2024, the interest rate for the outstanding loan is SOFR + 8.5%. The SOFR is closely related to the Fed Funds and a change in interest rate could potentially change the loan interest rate.

Foreign Currency Risk

Prior to fiscal year ended December 31, 2023, nearly all of our sales and expenses have been denominated in U.S. dollars. Beginning in 2023, a portion of our revenues and operating expenses were incurred outside the United States, denominated in foreign currencies, and subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Brazilian real, Canadian dollars, Mexican Pesos and Indian rupees. The functional currency of each of our foreign subsidiaries is that country’s local currency. Foreign currency transaction gains and losses are recorded to other income (expense), net.

If a hypothetical 10% adverse change in the U.S. dollar against other currencies, the impact for the three months ended March 31, 2024 and three months ended March 31, 2023 would not have been material. Furthermore, many of our travel customers travel internationally and any changes in the exchange rate between their home currency and the currency of their intended destination may influence their travel purchases. Our Brazilian operating entities occasionally enter into hedging transactions, in order to minimize the risks of foreign currency fluctuations. These instruments are typically short-term and are recorded at fair value. As of March 31, 2024, the liability related to these transactions amount was not material and for the three months ended March 31, 2024, the Company recorded a total of $0.2 million gains on other income (expense), net.

Item 4. Controls and Procedures

Evaluation of our Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2024, our disclosure controls and procedures were not effective, due to material weaknesses in our internal control over financial reporting previously identified in Part II, Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”).

Management's Remediation Efforts

Our remediation efforts previously described in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 to address the material weaknesses mentioned are ongoing as we continue to implement and document policies, procedures, and internal controls. While we believe the steps taken to date and those planned for future implementation will improve the effectiveness of our internal control over financial reporting, we have not completed all remediation efforts. The material weaknesses cannot be considered remediated until applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified that occurred during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings

For a description of our material pending legal proceedings, see Note 10 – Commitments and Contingencies to the accompanying unaudited condensed consolidated financial statements for the quarter ended March 31, 2024 included in Part I, Item 1 of this Quarterly Report.

In addition, from time to time, the Company may be a party to claims that arise in the ordinary course of business. None of these matters are expected to have a material adverse effect on the Company’s financial condition or results of operations.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed under Item 1A of the Company’s 2023 Annual Report on Form 10-K. Additional risk or uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or operating results.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.
Unregistered Sales of Equity Securities
During the quarter ended March 31, 2024, the Company did not issue any of its Class A Common Stock or other equity securities that were not registered under the Securities Act of 1933, as amended.

Purchase of Equity Securities by Issuer and Affiliated Purchasers
The table below sets forth market repurchases of our Class A Common Stock and Class A Common Stock retained in connection with net settlement of RSUs during the quarter ended March 31, 2024.

(Dollars in thousands, except price per share data	Total Number of Shares Purchased	Average Price Paid Per Share[1]	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
Stock Repurchases[12]
Quarter Ended March 31, 2024
January 1 to January 31	—	$—	—	$30,030
February 1 to February 29	—	—	—	30,030
March 1 to March 31	—	—	—	30,030
For the three months ended March 31	—	$—	—	$30,030

Stocks Retained in Net Settlement[3]
January 1 to January 31	15,760
February 1 to February 29	1,315
March 1 to March 31	1,122
For the three months ended March 31	18,197
1 Includes broker commissions.
2 On September 21, 2023, the Board authorized a share repurchase program, and later approved an upsize, to purchase up to $40 million of the Company’s Class A Common Stock (the “Share Repurchase Program”). The Share Repurchase Program has no expiration date.
3 The Company’s Stock Plan permits net settlement of stock issuances relating to equity awards for purposes of settling a grantee’s tax withholding obligations. Stock Retained in Net Settlement was at the vesting price of the corresponding restricted stock unit.

Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

During the three months ended March 31, 2024, none of our officers or directors adopted, modified or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended.

Item 6. Exhibits

Exhibit Number	Description of Exhibit	Incorporated By Reference To
10.1	Form of Award Agreement for Earn-Out Shares	Exhibit 10.1 to the Current Report on 8-K filed on January 8, 2024
10.2	Amendment No. 12 to the Financing Agreement, dated January 17, 2024	Exhibit 10.2 to the Current Report on 8-K filed on January 19, 2024
10.3	Amendment No. 13 to the Financing Agreement, dated March 11, 2024	Exhibit 10.2 to the Current Report on 8-K filed on March 12, 2024
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.1*	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith.
32.2*	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith.
101.INS	Inline XBRL Instance Document	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document	Filed herewith.
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document	Filed herewith.
101.LAB	Inline XBRL Taxonomy Label Linkbase Document	Filed herewith.
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document	Filed herewith.
104	Cover Page Interactive Data File	Formatted as Inline XBRL and contained in Exhibit 101
*
The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONDEE HOLDINGS, INC.
(Registrant)

Date: May 10, 2024	By:	/s/ Prasad Gundumogula
	Name:	Prasad Gundumogula
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2024	By:	/s/ Jesus Portillo
	Name:	Jesus Portillo
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)