Form 10-Q
period 2024-06-30
Mondee Holdings, Inc.
filed 2024-08-14
CIK 1828852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2024
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

(866) 855-9630
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

As of the last practicable date August 8, 2024, there were 87,416,133 shares of Class A common stock, par value $0.0001 per share issued and outstanding.

MONDEE HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q
JUNE 30, 2024

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

MONDEE HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except par value and share data) (unaudited)
	June 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$23,337	$27,994
Restricted cash and short-term investments	8,951	7,993
Accounts receivable, net of allowance of $3,621 and $5,185 as of June 30, 2024 and December 31, 2023, respectively	94,347	116,632
Contract assets, net of allowance of $7 and $7 as of June 30, 2024 and December 31, 2023, respectively	15,459	13,228
Amounts receivable from related parties, current portion	59	—
Prepaid expenses and other current assets	6,732	7,250
Total current assets	148,885	173,097
Property and equipment, net	23,831	17,311
Goodwill	82,758	88,056
Intangible assets, net	92,288	102,029
Amounts receivable from related parties, excluding current portion	—	43
Operating lease right-of-use assets	4,024	3,232
Deferred income taxes	752	752
Other non-current assets	10,266	7,871
TOTAL ASSETS	$362,804	$392,391
Liabilities, Redeemable Preferred Stock and Stockholders’ Deficit
Current liabilities
Accounts payable	$121,838	$114,989
Amounts payable to related parties	41	42
Government loans, current portion	20	66
Accrued expenses and other current liabilities	25,853	25,115
Earn-out liability, net, current portion	4,013	4,843
Deferred revenue, current portion	5,213	5,686
Long-term debt, current portion	5,182	10,828
Total current liabilities	162,160	161,569
Deferred income taxes	8,473	12,334
Note payable to related party	203	201
Government loans, excluding current portion	127	142
Earn-out liability, net, excluding current portion	2,116	4,322
Warrant liability	102	137
Long-term debt, excluding current portion	164,104	150,679
Deferred revenue, excluding current portion	10,490	11,797
Operating lease liabilities, excluding current portion	2,825	2,561
Other long-term liabilities	8,088	8,073
Total liabilities	358,688	351,815

MONDEE HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except par value and share data) (unaudited)
	June 30, 2024	December 31, 2023

Commitments and contingencies (Note 10)

Redeemable preferred stock
Series A preferred stock – 250,000,000 shares authorized, $0.0001 par value, 96,300 shares issued and outstanding as of June 30, 2024 and December 31, 2023 (liquidation preference $117,921 and $110,180 as of June 30, 2024 and December 31, 2023, respectively)	115,734	105,804

Stockholders’ deficit
Common stock – 500,000,000 Class A and 250,000,000 Class C shares authorized, $0.0001 par value, 86,034,886 and 83,252,040 Class A shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	9	8
Treasury stock – 4,623,532 and 4,623,532 shares of Class A Common Stock as of June 30, 2024 and December 31, 2023, respectively	(32,088)	(32,088)
Additional paid-in capital	312,770	306,326
Accumulated other comprehensive (losses) gains	(6,267)	1,598
Accumulated deficit	(386,042)	(341,072)
Total stockholders’ deficit	(111,618)	(65,228)
TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT	$362,804	$392,391
    The accompanying notes are an integral part of these condensed consolidated financial statements.

MONDEE HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except weighted-average shares and net loss per share data) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues, net	$58,326	$56,771	$116,347	$106,700
Operating expenses
Sales and marketing expenses	38,107	40,060	78,374	77,505
Personnel expenses, including stock-based compensation of $10,922, $4,467, $16,168, and $6,623, respectively	22,072	12,359	35,288	19,825
General and administrative expenses, including non-employee stock-based compensation of $590, $337, $645, and $742, respectively	4,020	5,227	9,805	9,721
Information technology expenses	268	1,376	2,337	2,299
Provision for credit losses, net	349	(34)	(54)	(701)
Depreciation and amortization	3,653	3,803	9,216	7,189
Restructuring expense, net	158	(168)	(131)	1,361
Total operating expenses	68,627	62,623	134,835	117,199
Loss from operations	(10,301)	(5,852)	(18,488)	(10,499)
Other (expense) income
Interest income	200	290	369	637
Interest expense	(12,818)	(8,415)	(22,750)	(16,632)
Changes in fair value of warrant liability	(7)	393	35	372
Other (expense) income, net	(2,590)	984	(3,495)	1,306
Total other expense, net	(15,215)	(6,748)	(25,841)	(14,317)
Loss before income taxes	(25,516)	(12,600)	(44,329)	(24,816)
Benefit (provision) for income taxes	4	(2,008)	(641)	(2,707)
Net loss	(25,512)	(14,608)	(44,970)	(27,523)
Cumulative dividends allocated to preferred stockholders	(3,937)	(2,686)	(7,742)	(5,164)
Net loss attributable to common stockholders	$(29,449)	$(17,294)	$(52,712)	$(32,687)
Net loss attributable per share to common stockholders
Basic and diluted	$(0.36)	$(0.22)	$(0.66)	$(0.43)
Weighted-average shares used to compute net loss attributable per share to common stockholders
Basic and diluted	80,722,160	77,197,805	79,595,320	76,774,455
The accompanying notes are an integral part of these condensed consolidated financial statements.

MONDEE HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss
(In thousands) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(25,512)	$(14,608)	$(44,970)	$(27,523)
Other comprehensive (loss), net of tax
(Loss) gain on currency translation adjustment	(4,861)	2,913	(7,865)	2,904
Comprehensive loss	$(30,373)	$(11,695)	$(52,835)	$(24,619)
The accompanying notes are an integral part of these condensed consolidated financial statements.

MONDEE HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Mezzanine Equity and Stockholders’ Deficit
For the three and six months ended June 30, 2024 and 2023
(In thousands, except share data) (unaudited)

	Mezzanine Equity		Shareholders' Equity
	Preferred Stock		Class A Common Stock		Treasury Stock		Additional Paid-in-Capital	Accumulated Other Comprehensive Gains (Losses)	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at March 31, 2024	96,300	$110,796	85,197,929	$9	4,623,532	$(32,088)	$306,836	$(1,406)	$(360,530)	$(87,179)
Issuance of common stock related to vesting of restricted stock units	—	—	1,119,664	—	—	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	—	—	(327,798)	—	—	—	(724)	—	—	(724)
Issuance of common stock through employee stock purchase plan	—	—	45,091	—	—	—	84	—	—	84
Stock based compensation	—	—	—	—	—	—	11,512	—	—	11,512
Currency translation adjustment	—	—	—	—	—	—	—	(4,861)	—	(4,861)
Net loss	—	—	—	—	—	—	—	—	(25,512)	(25,512)
Accrual of dividends and accretion of redeemable series A preferred stock	—	4,938	—	—	—	—	(4,938)	—	—	(4,938)
Balance at June 30, 2024	96,300	$115,734	86,034,886	$9	4,623,532	$(32,088)	$312,770	$(6,267)	$(386,042)	$(111,618)

	Mezzanine Equity		Shareholders' Equity
	Preferred Stock		Class A Common Stock		Treasury Stock		Additional Paid-in-Capital	Accumulated Other Comprehensive Gains (Losses)	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2023	96,300	$105,804	83,252,040	$8	4,623,532	$(32,088)	306,326	$1,598	$(341,072)	$(65,228)
Issuance of common stock related to vesting of restricted stock units	—	—	1,183,751	—	—	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	—	—	(345,995)	—	—	—	(783)	—	—	(783)
Issuance of common stock through employee stock purchase plan	—	—	45,091	—	—	—	84	—	—	84
Stock based compensation	—	—	—	—	—	—	16,813	—	—	16,813
Currency translation adjustment	—	—	—	—	—	—	—	(7,865)	—	(7,865)
Net loss	—	—	—	—	—	—	—	—	(44,970)	(44,970)
Acquisition of Purplegrids	—	—	1,899,999	1	—	—	—	—	—	1
Accrual of dividends and accretion of redeemable series A preferred stock	—	9,930	—	—	—	—	(9,670)	—	—	(9,670)
Balance at June 30, 2024	96,300	$115,734	86,034,886	$9	4,623,532	$(32,088)	$312,770	$(6,267)	$(386,042)	$(111,618)

Dividends accrued for preferred stockholders were $40.88 and $80.39 per share for the three and six months ended June 30, 2024.

MONDEE HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Mezzanine Equity and Stockholders’ Deficit
For the three and six months ended June 30, 2024 and 2023
(In thousands, except stock and par value data) (unaudited)

	Mezzanine Equity			Shareholders' Equity
	Preferred Stock			Class A Common Stock		Treasury Stock		Shareholder Receivable	Additional Paid-in-Capital	Accumulated Other Comprehensive Gains (Losses)	Accumulated Deficit	Total Stockholders' Deficit
	Shares		Amount	Shares	Amount	Shares	Amount
Balance at March 31, 2023	85,000		$85,655	83,992,565	$8	2,033,578	(20,336)	$—	$287,423	$(630)	$(293,170)	$(26,705)
Issuance of common stock related to vesting of restricted stock units	—		—	355,100	—	—	—	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	—		—	(104,898)	—	—	—	—	(1,015)	—	—	(1,015)
Stock based compensation	—		—	—	—	—	—	—	4,804	—	—	4,804
Currency translation adjustment	—	\	—	—	—	—	—	—	—	2,913	—	2,913
Net loss	—		—	—	—	—	—	—	—	—	(14,608)	(14,608)
Shares in escrow for Interep Acquisition	—		—	—	—	—	—	—	3,097	—	—	3,097
Accrual of dividends and accretion of redeemable series A preferred stock	—		3,305	—	—	—	—	—	(3,305)	—	—	(3,305)
Balance at June 30, 2023	85,000		$88,960	84,242,767	$8	2,033,578	$(20,336)	$—	$291,004	$2,283	$(307,778)	$(34,819)

	Mezzanine Equity			Shareholders' Equity
	Preferred Stock			Class A Common Stock		Treasury Stock		Shareholder Receivable	Additional Paid-in-Capital	Accumulated Other Comprehensive Gains (Losses)	Accumulated Deficit	Total Stockholders' Deficit
	Shares		Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2022	85,000		$82,597	82,266,160	$7	—	$—	$(20,336)	$271,883	$(621)	$(280,255)	$(29,322)
Issuance of common stock related to vesting of restricted stock units	—		—	355,100	—	—	—	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	—		—	(104,898)	—	—	—	—	(1,015)	—	—	(1,015)
Stock based compensation	—		—	—	—	—	—	—	7,365	—	—	7,365
Currency translation adjustment	—	\	—	—	—	—	—	—	—	2,904	—	2,904
Net loss	—		—	—	—	—	—	—	—	—	(27,523)	(27,523)
Settlement of shareholder receivable	—		—	—	—	2,033,578	(20,336)	20,336	—	—	—	—
Shares in escrow for Orinter Acquisition	—		—	1,726,405	1	—	—	—	16,037	—	—	16,038
Shares in escrow for Interep Acquisition	—		—	—	—	—	—	—	3,097	—	—	3,097
Accrual of dividends and accretion of redeemable series A preferred stock	—		6,363	—	—	—	—	—	(6,363)	—	—	(6,363)
Balance at June 30, 2023	85,000		$88,960	84,242,767	$8	2,033,578	$(20,336)	$—	$291,004	$2,283	$(307,778)	$(34,819)

Dividends accrued for preferred stockholders were $31.60 and $60.75 per share for the three and six months ended June 30, 2023.
The accompanying notes are an integral part of these condensed consolidated financial statements.

MONDEE HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands) (unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net loss	$(44,970)	$(27,523)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	9,216	7,189
Deferred taxes	427	62
Provision for credit losses, net	(54)	(701)
Stock-based compensation	16,813	7,365
Non-cash lease expense and lease impairment charges	914	457
Amortization of loan origination fees	4,183	4,126
Payment in kind interest expense	6,498	2,807
Gain on termination of lease	(458)	(337)
Unrealized (gain) loss on foreign currency exchange derivatives	(570)	129
Change in the estimated fair value of earn-out consideration and warrants	1,262	329
Payment of earn-out consideration in excess of acquisition date fair value	(1,873)	—
Changes in operating assets and liabilities:
Accounts receivable	12,189	(20,468)
Amounts receivable from related parties	(16)	—
Contract assets	(4,871)	(8,795)
Prepaid expenses and other current assets	787	494
Other non-current assets	(419)	(377)
Amounts payable to related parties	—	25
Accounts payable	13,280	24,667
Accrued expenses and other liabilities	1,357	(262)
Deferred revenue	(1,780)	(985)
Operating lease liabilities	(853)	(608)
Net cash provided by (used in) operating activities	11,062	(12,406)
Cash flows from investing activities
Capital expenditures	(7,785)	(4,474)
Cash paid for acquisitions, net of cash acquired	(139)	(21,919)
Purchase of restricted short term investments	—	(231)
Net cash used in investing activities	(7,924)	(26,624)
Cash flows from financing activities
Repayment of debt	(1,900)	(2,063)
Payment of preferred stock offering costs	(28)	—
Loan origination fee for long term debt	(79)	(615)
Payments of tax on vested restricted stock units	(793)	—
Proceeds from common stock issued in connection with employee stock purchase plan	84	—
Payment of earn-out consideration up to acquisition date fair value	(2,460)	—
Payment of deferred consideration for Interep acquisition	(120)	—
Payment of offering costs	—	(3,672)
Proceeds from long term debt	—	15,000
Net cash (used in) provided by financing activities	(5,296)	8,650

MONDEE HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands) (unaudited)

	Six Months Ended June 30,
	2024	2023
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(1,523)	528
Net decrease in cash, cash equivalents, and restricted cash	(3,681)	(29,852)
Cash, cash equivalents, and restricted cash at beginning of period	34,666	78,841
Cash, cash equivalents and restricted cash at end of period	$30,985	$48,989

Supplemental cash flow information
Cash paid for interest	$5,472	$5,476
Cash paid for income taxes, net of refunds	244	85
Cash paid for LBF US divestiture and transition service expense	702	—
Non-cash financing and investing activities
Increase to operating right-of-use assets and lease liabilities from new operating leases and lease modifications	$1,720	$246
Unpaid offering costs	365	—
Unpaid preferred stock offering costs	228	—
Unpaid loan origination fee for long term debt	1,500	—
Property and equipment included in accounts payable	1,822	22
Fair value of Class A Common Stock issued in connection with acquisitions	—	19,134
Fair value of earn-out liabilities issued in connection with acquisitions	—	7,629
Deferred consideration in connection with acquisition of Interep	—	683
Shares withheld for tax withholding on vesting of restricted stock units	783	1,015
Accrued Series A preferred stock dividend	7,742	5,164
Unpaid consideration in connection with Tailor asset acquisition	501	—
Interest capitalized for software development	326	123
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

The Company has restricted cash and short-term investments related to letters of credit intended to secure payments for the purchase of airline tickets in the ordinary course of business. We have placed short-term certificates of deposits with financial institutions as collateral under these arrangements and accordingly, these balances are presented as restricted cash and short-term investments of $9.0 million and $8.0 million on the consolidated balance sheets as of June 30, 2024 and December 31, 2023, respectively.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash as reported on the consolidated balance sheets to the total amounts presented in our condensed consolidated statements of cash flows:

(in thousands)	June 30, 2024	December 31, 2023
Cash and cash equivalents	$23,337	$27,994
Restricted cash presented in restricted cash and short-term investments	7,648	6,672
Total cash, cash equivalents and restricted cash	$30,985	$34,666
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
During the six months ended June 30, 2024, the Company recorded a gain of $0.1 million to provision for credit losses, net, due to revision of estimates of expected credit losses on accounts receivables and contract assets and wrote off a total $1.5 million in accounts receivables.
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
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of contract assets and accounts receivable. Significant concentrations are those that represent more than 10% of the Company’s total revenue, total accounts receivable, or total contract assets. As of June 30, 2024, there were two financial institutions with other receivable balances that accounted for more than 10% of total accounts receivable and there were two customers with contract asset balances that accounted for more than 10% of total contract assets. As of December 31, 2023 three parties accounted for more than 10% of total accounts receivable and contract assets. The Company performs credit evaluations of its customers and generally does not require collateral for sales on credit. The Company’s accounts receivable comprises of amounts due from our customers, including airline companies, GDS service providers and banks partnered with our Fintech Program and our SaaS platform users, financial institutions partnered in our receivable process, as well as affiliates.
Recently Issued Accounting Pronouncements
In October 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-06, Disclosure Improvements: Codification Amendments In Response to the SEC’s Disclosure Update and Simplification Initiative, which amends U.S. GAAP to include 14 disclosure requirements that are currently required under SEC Regulation S-X or Regulation S-K. Each amendment will be effective on the date on which the SEC removes the related disclosure requirement from SEC Regulation S-X or Regulation S-K. This standard is effective for annual consolidated financial statements for the year ending December 31, 2024 and for interim periods beginning in 2025. The adoption of this guidance will modify disclosures, but will not impact financial position nor results of operations.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which amends disclosure requirements relating to segment reporting, primarily through enhanced disclosure about significant segment expenses and by requiring disclosure of segment information on an annual and interim basis. This standard is effective for annual consolidated financial statements for the year ending December 31, 2024 and for interim periods beginning in 2025. The adoption of this guidance will modify disclosures, but will not impact financial position nor results of operations.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires entities to annually (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income (loss) by the applicable statutory income tax rate). This standard is effective for annual consolidated financial statements for years ending after December 31, 2024, with early adoption permitted. The adoption of this guidance will modify disclosures, but will not impact financial position nor results of operations.
3.    FAIR VALUE MEASUREMENT
The Company evaluates assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period.
The following table sets forth the Company’s financial assets and liabilities that were measured at fair value, on a recurring basis:

	June 30, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Foreign currency exchange derivatives[1]	$—	$392	$—	$392
Total assets	$—	$392	$—	$392
Liabilities
Private placement warrant liability[2]	$—	$—	$102	$102
Orinter earn-out consideration[3]	—	—	4,570	4,570
Consolid earn-out consideration[4]	—	—	390	390
Interep earn-out consideration[5]	—	—	1,620	1,620
Skypass earn-out consideration[6]	—	—	105	105
Total liabilities	$—	$—	$6,787	$6,787

	December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Liabilities
Foreign currency exchange derivatives[1]	$—	$300	$—	$300
Private placement warrant liability[2]	—	—	137	137
Orinter earn-out consideration[3]	—	—	6,540	6,540
Consolid earn-out consideration[4]	—	—	780	780
Interep earn-out consideration[5]	—	—	2,240	2,240
Skypass earn-out consideration[6]	—	—	161	161
Total liabilities	$—	$300	$9,858	$10,158
______________________________

1
The Company uses foreign currency forwards contracts with maturities of up to 10 months to hedge a portion of anticipated exposures. The foreign currency exchange derivatives are recognized on the condensed consolidated balance sheet at fair value within prepaid expenses and other current assets.

2
On February 1, 2021, with the closing of its initial public offering, ITHAX consummated the sale of 675,000 private placement units, including the exercise by the underwriters of their over-allotment option. As of June 30, 2024, the Company had 232,500 private placement warrants outstanding.

3
The Orinter earn-out consideration represents arrangements to pay the former owners of Orinter, which was acquired by the Company in 2023. The undiscounted maximum payment under the arrangement is $10 million contingent on Orinter meeting certain adjusted EBITDA targets through the end of fiscal year 2025. As of June 30, 2024, $3.3 million has been paid out.

4
The Consolid earn-out consideration represents arrangements to pay the former owners of Consolid, which was acquired by the Company in 2023. The Company may be required to make earn-out payments up to an aggregate of $1 million and 400,000 shares of common stock contingent on Consolid meeting certain adjusted EBITDA targets by the end of fiscal year 2024. As of June 30, 2024, no payments have been made.

5
The Interep earn-out consideration represents arrangements to pay the former owners and key executives of Interep, which was acquired by the Company in 2023. The Company may be required to make earn-out payments of up to $3 million contingent upon Interep reaching specified EBITDA targets by the end of fiscal year 2025. As of June 30, 2024, $1.0 million has been paid out.

6
The Skypass earn-out consideration represents arrangements to pay the former owners of Skypass, which was acquired by the Company in 2023. The Company may be required to make earn-out payments of up to an aggregate of 1,800,000 shares of common stock contingent on Skypass meeting certain adjusted EBITDA targets through August 2026. In the event the EBITDA target is exceeded, the Company is required to pay on any excess of the EBITDA target, settled in shares. The number of shares payable will be calculated based on the market value of the Company’s Class A Common Stock at settlement date. As of June 30, 2024, no payments have been made.

Short-Term Financial Assets and Liabilities
The carrying values of the Company’s short-term financial assets and liabilities including cash and cash equivalents, restricted cash and short-term investments, accounts receivable, accounts payable and accrued expenses approximated their fair values as of June 30, 2024 and December 31, 2023, due to their short-term nature. The Company’s restricted cash and short-term investments comprise of cash and certificate of deposits held at banks. All of the Company’s outstanding debt are recorded on an amortized cost basis.
Foreign Currency Exchange Derivatives
The notional amount of the foreign currency exchange derivatives outstanding as of June 30, 2024 and December 31, 2023 is $7.8 million and $9.6 million, respectively. The notional amount of a foreign currency forward contract is the contracted amount of foreign currency to be exchanged and is not recorded in the balance sheets. The changes in fair value of the foreign currency exchange derivatives are recorded in other expense, net in the condensed consolidated statement of operations. For the three and six months ended June 30, 2024, the Company recorded gains of $1.0 million and $1.2 million, respectively, in other expense, net. For the three and six months ended June 30, 2023, the Company recorded gains of $0.1 million and $0.1 million, respectively, in other expense, net.
These contracts are not designated as hedging instruments and changes in fair value are recorded in other expense, net on the condensed consolidated statement of operations. Realized gains and losses from the settlement of the derivative assets and liabilities are classified as operating activities on the condensed consolidated statement of cash flows.
Roll-forward of Level 3 Recurring Fair Value Measurements
The following tables summarize the fair value adjustments for liabilities measured using significant unobservable inputs (Level 3):

Earn-out consideration

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Balance, beginning of period	$6,627	$3,890	$9,721	$—
Additions of earn-out consideration with the acquisition of Orinter	—	—	—	3,719
Additions of earn-out consideration with the acquisition of Interep	—	1,390	—	1,390
Additions of earn-out consideration with the acquisition of Consolid	—	2,520	—	2,520
Change in the estimated fair value of earn-out consideration	58	530	1,297	701
Transfer to Level 1 earn-out payable	—	—	(4,333)	—
Balance, end of the period	$6,685	$8,330	$6,685	$8,330
The earn-out consideration consists of the fair values of contingent consideration in connection with the Company’s acquisitions. The earn-out considerations are fair valued using the Monte Carlo Method and is a Level 3 measurement because the Company estimates projections during the earn-out period utilizing various potential pay-out scenarios. The Monte Carlo simulation method repeats a process thousands of times in an attempt to predict all the possible future outcomes. At the end of the simulation, several random trials produce a distribution of outcomes that are then analyzed to determine the average present value of the earn-out liability. The valuation model utilized the following assumptions for the valuation of the earn-out liabilities as of June 30, 2024:

	Orinter	Interep	Consolid	Skypass
Cost of equity	20.9%	26.9%	28.0%	20.9%
EBITDA volatility	57.0%	57.0%	34.0%	59.0%
Equity volatility	88.0%	88.0%	68.0%	89.0%
Required metric risk premium	13.5%	17.5%	11.5%	14.0%
Risk-neutral adjustment factor	0.88 - 0.97	0.85 - 0.96	0.97	0.81 - 0.99
In the six months ended June 30, 2024, it was determined that Orinter and Interep achieved the first of multiple operating metrics specified in the purchase agreement and, as a result, a portion of earn-out consideration was transferred to Level 1 as earn-out payable given the certainty of payments. In April 2024, the Company paid out $3.3 million and $1.0 million for Orinter and Interep earn-out considerations, respectively.
The Level 3 earn-out consideration is recorded in earn-out liability, net, current portion and earn-out liability, net, excluding current portion on the Company’s condensed consolidated balance sheets.
Changes to the unobservable inputs do not have a material impact on the Company’s consolidated financial statements. The Company recognized a loss of $0.1 million and $1.3 million for the remeasurement of the earn-out liabilities during the three and six months ended June 30, 2024, respectively, recorded as general and administrative expenses within the condensed consolidated statements of operations. The Company recognized a loss of $0.5 million and $0.7 million for the for the remeasurement of the earn-out liabilities during the three and six months ended June 30, 2023, respectively, recorded as general and administrative expenses within the condensed consolidated statements of operations.
Private placement warrant liability

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Balance, beginning of period	$95	$1,314	$137	$1,293
Change in the estimated fair value of warrants	7	(393)	(35)	(372)
Balance, end of the period	$102	$921	$102	$921

The private placement warrant liability is fair valued using the Black-Scholes option-pricing model. The following table provides quantitative information regarding inputs used in the Black-Scholes option-pricing model to determine the fair value of the private placement warrants as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Stock price	$2.40	$2.76
Term (in years)	3.1	3.6
Expected volatility	78.0%	73.0%
Risk-free rate	4.6%	4.0%
Dividend yield	—%	—%
Changes to the unobservable inputs do not have a material impact on the Company’s condensed consolidated financial statements. The Company recognized a $7 thousand loss and $35 thousand gain during the three and six months ended June 30, 2024, and a gain of $0.4 million and $0.4 million during the three and six months ended June 30, 2023, recorded in changes in fair value of warrant liability within the condensed consolidated statements of operations.
Besides the transfer of the realized earn-out liability amounts discussed above, there were no other transfers between Level 1, Level 2 or Level 3 fair value hierarchy categories of financial instruments for the three and six months ended June 30, 2024 and 2023.
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
For the three and six months ended June 30, 2024 and 2023, respectively, the Company has not recorded any impairment charges on non-financial assets.
4.    REVENUE
Disaggregation of Revenue
The Company believes that the disaggregation based on the reportable segments best depicts how the nature, amount, timing and uncertainty of our revenues and cash flows are affected by industry, market, and other factors. As described in Note 12 – Segment Information, the Company has two reportable segments, Travel Marketplace and SaaS Platform.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Travel Marketplace revenues	$58,003	$56,652	$115,760	$106,201
Travel Transaction revenues	55,675	52,875	110,119	98,957
Air	30,645	32,887	59,057	69,647
Travel Package	16,573	11,228	32,539	17,820
Hotel	6,158	6,564	13,649	8,368
Other	2,299	2,196	4,874	3,122
Fintech Program revenues	2,328	3,777	5,641	7,244

SaaS Platform revenues	323	119	587	499
Subscription services revenue	323	119	587	499
Revenues, net	$58,326	$56,771	$116,347	$106,700

Revenue by sales channel
The following table presents the Travel Marketplace segment by sales channel for the for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Transactions through affiliates and with customers	$58,003	$53,806	$115,663	$98,360
Transactions from travelers’ direct bookings	—	2,846	97	7,841
Travel Marketplace revenues	$58,003	$56,652	$115,760	$106,201
The Company generates mark-up fees and certain commissions from booking reservations directly placed by travelers through our platform. Amounts for transactions through affiliates and with customers includes revenues generated from mark-up fees and commissions via bookings placed by travel agencies.
Contract Balances
The opening and closing balances of accounts receivable, contract assets and deferred revenue are as follows:

(in thousands)	Accounts Receivable	Contract Asset	Deferred Revenue
Ending Balance as of December 31, 2023	$116,632	$13,228	$17,483
Increase/(decrease), net	(22,285)	6,476	(1,780)
Ending Balance as of June 30, 2024	$94,347	$19,704	$15,703
As of June 30, 2024, accounts receivable presented on the consolidated balance sheets includes $1.0 million of accounts receivable from our customers, including travel product suppliers, our Global Distribution System (“GDS”) service providers, our bank partners that partake in our Fintech Program and our Software-as-a-service (“SaaS”) platform users; $61.6 million of other receivables from financing institutions that we partner with (refer to further discussions below), and $31.7 million of other receivables from affiliated travel agencies and travelers.
In partnering with financing institutions, the Company has the option to collect payments upfront or receive in installments as they become due. Fees paid to financing institutions for payments received in installments are recorded within sales and marketing expenses, as such expenses are associated with the collection of other receivables due from travelers and travel agencies. Financing fees associated with upfront payments are recorded within interest expense, as the Company pays additional fees to financing institutions as compared to the collection on the scheduled installments. During the three and six months ended June 30, 2024, the Company incurred upfront payment collection fees of $1.0 million and $2.8 million, respectively, which represents 6% and 11% of the total other expense, net on the consolidated statements of operations. During the three and six months ended June 30, 2023, the Company incurred upfront payment collection fees of $0.7 million and $1.1 million, respectively, which represents 10% and 8% of the total other expense, net on the consolidated statements of operations.
During the six months ended June 30, 2024, the Company recognized revenue of $1.7 million from the deferred revenue balance as of December 31, 2023.
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

The allocation of the purchase price to goodwill was completed as of December 31, 2023. The classes of assets and liabilities to which we have allocated the purchase price were as follows:

Assets acquired (in thousands):	Estimated Fair Value
Cash	$624
Accounts receivable	39,960
Prepaid expenses and other current assets	1,447
Property and equipment	336
Goodwill	14,524
Operating lease right-of-use-assets	172
Indemnification asset	2,651
Intangible assets	29,650
Fair value of assets acquired	89,364
Liabilities assumed:
Accounts payable	31,243
Accrued expenses and other current liabilities	6,437
Operating lease liabilities	103
Indemnification liability	2,651
Deferred income tax	8,748
Fair value of liabilities assumed	49,182
Total purchase consideration	$40,182

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

Identifiable intangible assets

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition:

(in thousands)	Useful life (years)	Fair value
Customer relationships	11	$22,000
Trade names	15	7,650
Total acquired intangibles		$29,650

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

The allocation of the purchase price to goodwill was completed as of the quarter ended March 31, 2024. The classes of assets and liabilities to which we have allocated the purchase price were as follows:

Assets acquired (in thousands):	Estimated Fair Value
Cash	$2,925
Accounts receivable	21,989
Prepaid expenses and other current assets	683
Property and equipment	61
Operating lease right-of-use-assets	63
Other non-current assets	9
Goodwill	2,403
Intangible assets	7,570
Indemnification asset	1,844
Fair value of assets acquired	37,547
Liabilities assumed:
Accounts payable	22,962
Accrued expenses and other current liabilities	1,112
Operating lease liabilities	63
Other long-term liabilities	14
Indemnification liability	1,844
Deferred tax liability	2,072
Fair value of liabilities assumed	28,067
Total purchase consideration	$9,480

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

The allocation of the purchase price to goodwill was completed as of December 31, 2023. The classes of assets and liabilities to which we have allocated the purchase price were as follows:

Assets acquired (in thousands):	Estimated Fair Value
Cash	$4,050
Accounts receivable	3,569
Prepaid expenses and other current assets	1,236
Deferred income tax assets	690
Property and equipment	90
Goodwill	1,662
Operating lease right-of-use-assets	143
Intangible assets	1,174
Other non-current assets	41
Fair value of assets acquired	12,655
Liabilities assumed:
Accounts payable	5,441
Accrued expenses and other current liabilities	1,534
Operating lease liability	143
Other long-term liabilities	311
Fair value of liabilities assumed	7,429
Total purchase consideration	$5,226

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

The following table summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date:

Assets acquired (in thousands):	Estimated Fair Value
Cash	$1,746
Accounts receivable	2,797
Prepaid expenses and other current assets	25
Goodwill	4,009
Operating lease right-of-use-assets	1,006
Intangible assets	4,135
Fair value of assets acquired	13,718
Liabilities assumed:
Accounts payable	668
Accrued expenses and other current liabilities	684
Operating lease liabilities	714
Deferred income tax	1,100
Fair value of liabilities assumed	3,166
Total purchase consideration	$10,552

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

Purple Grids Acquisition

On November 13, 2023, the Company completed the acquisition of Purple Grids Inc (“Purplegrids”), for a purchase price of $8.7 million, which consisted of $5.5 million in shares of the Company’s Class A Common Stock and an earn-out component of $3.2 million contingent on the achievement of certain revenue and stock price targets. The acquisition was accounted for as an asset acquisition. 1,899,999 shares of Company Class A Common Stock were legally issued to the Purplegrids sellers on January 26, 2024.

As part of the asset acquisition, the Company recorded $10.9 million for developed technology and $0.5 million for assembled workforce with estimated useful lives of seven years and three years, respectively, and assumed $3.1 million in deferred tax liabilities.

Tailor Acquisition

On April 30, 2024, the Company completed the acquisition of Tailor Travel Services Agências De Viagens LTDA. (“Tailor”) for a purchase price of $0.7 million. The acquisition was accounted for as an asset acquisition. As part of the asset acquisition, the Company recorded $0.8 million for supplier relationships with an estimated useful life of 15 years.

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

In connection with the sale, the Company recognized a net gain of $1.3 million, which was recorded in other expense, net for the year ended December 31, 2023. Additionally, the Company agreed to provide certain short-term transition services to support the divested business through the third quarter of 2023, which was subsequently amended to extend through January 2024. In the three and six months ended June 30, 2024, the Company incurred $0.0 million and $0.2 million of transition service costs and transaction expense for the LBF US divestiture, which was recorded in other expense, net. For the three and six months ended June 30, 2024, the Company paid $0.1 million and $0.7 million for LBF US divestiture and transition service expenses and had $2.0 million payable outstanding as of June 30, 2024. The results of the divested business through date of sale and the transition services provided to LBF US post the sale were reflected within the Travel Marketplace segment.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Revenues, net	$58,326	$52,333	$116,347	$105,053
Net loss	(25,512)	(13,713)	(44,970)	(25,099)

6.    GOODWILL AND INTANGIBLE ASSETS, NET

The goodwill balances as of December 31, 2023 and June 30, 2024, and the changes in the six months ended June 30, 2024 were as follows:

(in thousands)	Travel Marketplace	SaaS Platform	Total
Balance as of December 31, 2023	$80,635	$7,421	$88,056
Foreign Currency Translation Adjustments and Other	(5,298)	—	(5,298)
Balance as of June 30, 2024	$75,337	$7,421	$82,758

Our indefinite-lived intangible assets relate to trade names acquired in various acquisitions in past periods. Intangible assets, net includes indefinite-life intangible assets of $10.7 million as of June 30, 2024 and $10.7 million as of December 31, 2023, respectively.

Definite-life intangible assets, net consisted of the following as of June 30, 2024:

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$89,341	$(39,832)	$49,509
Trade name	19,847	(6,909)	12,938
Supplier relationships	6,526	(1,739)	4,787
Developed technology	18,402	(4,399)	14,003
Assembled workforce	501	(103)	398
	$134,617	$(52,982)	$81,635

Definite-life intangible assets, net consisted of the following as of December 31, 2023:

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$93,139	$(36,454)	$56,685
Trade name	21,265	(6,408)	14,857
Supplier relationships	5,767	(1,538)	4,229
Developed technology	18,402	(3,276)	15,126
Assembled workforce	501	(22)	479
	$139,074	$(47,698)	$91,376

Amortization expense for intangible assets was $2.7 million and $2.3 million for the three months ended June 30, 2024 and 2023, respectively and $5.9 million and $4.3 million for the six months ended June 30, 2024 and 2023, respectively.

The estimated future amortization expense related to intangible assets with definite lives is as follows:

(in thousands)
Fiscal years ending December 31,
2024 (remaining 6 months)	$5,782
2025	11,391
2026	11,018
2027	10,876
2028	10,873
Thereafter	31,695
$81,635
7.    DEBT

Term Loan

On December 23, 2019, the Company, entered into a financing agreement with TCW for a $150.0 million term loan (the “Term Loan”), and concurrently entered into a revolving credit facility (“TCW LOC”) with an aggregate principal amount not exceeding $15.0 million. The undrawn balances available under the revolving credit facility are subject to commitment fees of 1%. These facilities are guaranteed by the Company and are secured by substantially all of the assets of the Company. No amounts on the revolving credit facility have been drawn down as of June 30, 2024 and December 31, 2023, respectively.

On January 11, 2023, the Company executed a ninth Amendment to the Term Loan (the “Ninth Amendment”), wherein Wingspire Capital LLC (“Wingspire”) became a party to the Term Loan. The amendment resulted in the redesignation of $15.0 million under the Term Loan from other lenders to Wingspire (the “TCW Term Loan”). Concurrently, Wingspire funded an additional $15.0 million on top of the already outstanding Term Loan (the “Wingspire Term Loan”), with a total of $30.0 million contributed by Wingspire as part of this amendment. Further, pursuant to the ninth Amendment, Wingspire consented to take over the TCW LOC for a principal amount not to exceed $15.0 million. Both the TCW Term Loan and Wingspire Term Loan are referenced herein as the Term Loan.

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

On January 17, 2024, the Company executed a twelfth amendment to the Term Loan (the “Twelfth Amendment”). The Twelfth Amendment (1) provided consent to the Company’s acquisition of Purplegrids; (2) required that the Company pledge 100% of the equity interests of Purplegrids; (3) deferred a portion of the principal and interest payments due in December 2023 to the termination of the Term Loan; (4) deferred certain refinancing milestones and modified certain liquidity requirements; (5) modified the payment of certain administrative fees to quarterly rather than annually; and (6) provided for the payment of certain fees, including $1.5 million in amendment fees to be paid at the earlier of the termination of the agreement or a future refinancing event.

On March 11, 2024, the Company executed a thirteenth amendment to the Term Loan (the “Thirteenth Amendment”). The Thirteenth Amendment (1) provided an extension of the maturity on the Term Loan and the availability of the TCW LOC to March 31, 2025 while the Company worked to finalize a long-term facility; (2) no event of default for any refinancing milestone; (3) extended the date on which a refinancing fee is potentially payable to April 30, 2024; (4) deferred a portion of the principal amortization due in March 2024 to the earlier of the date of the refinancing of the credit facility or June 30, 2024, and capitalized a part of interest due in March 2024; (5) waived any events of default that may have occurred prior to the Amendment; and (6) a fee of $0.4 million “paid in kind” was added to the outstanding principal of the Term Loan. Beginning April 30, 2024, the Company is required to make payments for the refinancing fee in the amount of 0.5% of the outstanding principal amount of the Term Loan. Payments will be due on the last day of each fiscal month, through the earlier of the maturity date or termination of the Term Loan.

On May 7, 2024, the Company executed the fourteenth amendment to the Term Loan (the “Fourteenth Amendment”). The Amendment memorialized certain agreements made by the parties, including, among other items, the following: (1) extended the final maturity date of the credit facility, including the TWC LOC, to June 30, 2025, while the Company advances further to finalize a long term facility; and (2) extended the date on which $0.7 million of the April 30, 2024 refinancing fees are payable to the earlier date of the refinancing of the credit facility or June 30, 2024.

During June 2024, the Company executed the fifteenth and sixteenth amendments to the Term Loan (collectively, the "Fifteenth and Sixteenth Amendments"). The Fifteenth and Sixteenth Amendments provided an extension to the timing of payments for refinancing fees, principal, and interest on the Term Loan, while the Company works to finalize a long-term facility with various lenders of the Term Loan. Subsequent to June 30, 2024, the Company executed the seventeenth, eighteenth, nineteenth, twentieth and twenty-first amendments to the Term Loan. See Note 15 – Subsequent Events for further details on the amendments.

For the six months ended June 30, 2024 and 2023, the stated interest rate under the Term Loan was SOFR + 8.50%. In addition to the stated rate of interest on the Term Loan pursuant to which interest payments were calculated, debt issuance costs and debt discounts on the Term Loan are amortized over the term of the borrowing arrangement as additional notional interest expense, and added to the calculation of effective interest rate on the Term Loan. Including such additional notional calculations, the effective interest on the Wingspire Term Loan for the six months ended June 30, 2024 and 2023 was 22% and 17%, respectively; and the effective interest on TCW Term Loan for the six months ended June 30, 2024 and 2023 was 30% and 24%, respectively.

As of June 30, 2024 and December 31, 2023, the estimated fair value of the TCW Term Loan was $160.0 million and $149.0 million, respectively. As of June 30, 2024 and December 31, 2023, the estimated fair value of the Wingspire Term Loan was $14.3 million and $13.9 million, respectively. The fair value of debt was estimated based on Level 3 inputs.

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

As of June 30, 2024, the Company was in breach of the liquidity financial covenant on the Term Loan. On August 14, 2024, the Company executed the twenty-first amendment on the Term Loan that waived the breach of the liquidity financial covenant as of June 30, 2024. See Note 15 – Subsequent Events for further details on the amendment.

Orinter Short-Term Loan

In partnering with financing institutions in Brazil, the Company has the option to collect payments from travelers and travel agencies upfront or receive payments through scheduled installments. The Company is also able to collateralize the outstanding receivable balances from these financial institutions to make bank advances through financing agreements. The Company elects options based on the bank fee terms as part of its regular cash management process.

In December 2023, Orinter entered into a loan agreement (“Orinter short-term loan”) for €2.2 million with a maturity date of October 2024. All borrowings under the Orinter short-term loan bear interest at a rate of 6.75%. Orinter’s receivables due from financial institutions, up to the value of the outstanding short-term loan, serve as collateral against the outstanding loan balance. The Company was in compliance with respect to all requirements to have guarantees in place under the Orinter short-term loan as of June 30, 2024.

The following table summarizes the Company's outstanding borrowing arrangements, excluding governmental loans:

	As of June 30,	As of December 31,
(in thousands)	2024	2023
Term Loan	$114,791	$114,708
Payment in kind interest on Term Loan	62,897	56,063
Orinter short-term loan	842	2,578
Total outstanding principal balance	178,530	173,349
Less: Unamortized debt issuance costs and discounts	(9,244)	(11,842)
Total debt	169,286	161,507
Less: Current portion of long-term debt	(5,182)	(10,828)
Long-term debt, net of current portion	$164,104	$150,679

8.    EQUITY
Class A Common Stock
As of June 30, 2024 and December 31, 2023, the Company had authorized a total of 500,000,000 shares for issuance of the Company's Class A Common Stock. As of June 30, 2024 and December 31, 2023, 86,034,886 and 83,252,040 shares of the Company's Class A Common Stock were issued and outstanding, respectively.
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
During the three and six months ended June 30, 2024 and 2023, the Company did not repurchase shares of its Class A Common Stock. As of June 30, 2024, $30 million remained available under the Share Repurchase Program.

Warrants
As of June 30, 2024 and December 31, 2023, the Company had the following common stock warrants outstanding:

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
Restricted Stock Units (“RSU”)
RSU activity during the six months ended June 30, 2024 was as follows:

	Number of RSUs Outstanding	Weighted-Average Grant Date Fair Value
Unvested - December 31, 2023	2,724,052	$5.91
Granted	5,515,438	2.32
Vested	(5,193,206)	3.17
Forfeited or canceled	(122,482)	3.86
Unvested – June 30, 2024	2,923,802	$4.10
During the three and six months ended June 30, 2024, the Company recorded stock-based compensation expense related to RSUs of $11.3 million and $15.4 million, respectively. During the three and six months ended June 30, 2023 the Company recorded stock-based compensation expense related to RSUs of $1.4 million and $1.4 million, respectively. As of June 30, 2024, the Company had unamortized stock-based compensation expense of $12.0 million related to RSUs remaining to be recognized over a weighted-average period of 1.37 years.
The Company did not recognize any tax benefits related to stock-based compensation expense during the three and six months ended June 30, 2024 and 2023.
Earn-out Shares
As of June 30, 2024, the earn-out shares of the Company's Class A Common Stock (“earn-out shares”) were allocated as follows:

Shareholder Type	Grant Date	Number of Shares
Employee	7/18/2022	6,000,000
Investor	7/18/2022	500,000
Employee	9/7/2022	900,000
Non-employee	9/12/2022	200,000
Employee	4/20/2023	180,000
Forfeit add back	10/11/2023	(200,000)
Employee	12/31/2023	1,353,333
Forfeit add back	4/13/2024	(20,000)
Unallocated shares	—	86,667
Total		9,000,000
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
The Company recognized $0.2 million and $1.4 million of compensation expense related to earn-out shares for employees to personnel expenses within the condensed consolidated statement of operations for the three and six months ended June 30, 2024, respectively. The Company recognized $1.2 million and $3.3 million of compensation expense related to earn-out shares for employees to personnel expenses within the condensed consolidated statement of operations for the three and six months ended June 30, 2023, respectively. The Company recognized $0.3 million and $0.6 million of compensation expense related to earn-out shares issued to a non-employee advisor for the three and six months ended June 30, 2023, which was recorded to general and administrative expenses within the condensed consolidated statement of operations.
As of June 30, 2024, unrecognized earn-out compensation expense totaled $0.4 million expected to be recorded over the balance term. As of June 30, 2024, there are 86,667 earn-out shares that remain unallocated.
10.    COMMITMENTS AND CONTINGENCIES
Legal Matters
From time to time, the Company may be a party to litigation and subject to claims incidental to its business. Although the results of litigation and claims cannot be predicted with certainty, the Company currently believes that the final outcome of these matters will not have a material effect on its business. Regardless of the outcome, litigation can have an adverse impact on the Company because of judgment, defense and settlement costs, diversion of management resources, and other factors. As of June 30, 2024, the Company has the following outstanding legal claims that may have a material impact.
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
Letters of Credit
The Company had $7.7 million and $7.9 million secured letters of credit outstanding as of June 30, 2024 and December 31, 2023, respectively. These primarily relate to securing the payment for the potential purchase of airline tickets in the ordinary course of business and are collateralized by term deposits, for which the contractual obligation is less than a year.
Commercial Commitments
The Company has commercial commitments arising in the normal course of business of the industry in which it operates. Under the terms of such contracts, the Company receives cash in advance for production goals over a period of several years. In the event of under-performance or termination of the applicable contract, the Company may be obligated to repay amounts still to be earned. As of June 30, 2024, the Company had under-performed the required goals of one such contract, where the unearned balance was $8.3 million and is recognized as part of the current and non-current Deferred Revenue balance on the condensed consolidated balance sheets. The Company and counter-party both intend to continue the terms of the contracts.

11.    RELATED PARTY TRANSACTIONS
A summary of balances due to and from related parties, and transactions with related parties are as follows:

Balances at Period End (in thousands)	June 30, 2024	December 31, 2023
Amounts payable to related party [1]	$41	$42
Amounts receivable from related party [2]	59	43
Loan receivable from related party [3]	101	83
Note payable to related party [4]	203	201
Rent payable to related parties and an affiliate associated with these related parties and an employee[5]	1,212	1,284

	Three Months Ended June 30,		Six Months Ended June 30,
Transactions with Related Parties (in thousands)	2024	2023	2024	2023
Interest income on loan receivable from related party [3]	$18	$—	$36	$—
Interest expense on note payable to related party [4]	1	—	2	—
Lease expense [5]	159	55	318	110
_________________________

1
As of June 30, 2024 and December 31, 2023, Interep owes a travel credit of $41 thousand to Asi Ginio, a member of the Board of Directors. In connection with the Interep Acquisition, the Company has agreed to provide Mr. Ginio the travel credit in exchange for the general advisory services Mr. Ginio provided to the former owners of Interep.

2
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

3
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

4
The Company has a note payable to the CEO amounting to $0.2 million and $0.2 million as of June 30, 2024 and December 31, 2023, respectively. The loan is collateralized and carries an interest rate of 2.0% per annum. Principal and interest are due on demand.

5
The Company currently leases office space from Metaminds Software, a Company that the CEO co-owns with his wife. The lease commencement date for this lease was April 1, 2022. The lease had an original lease term of 11 months, and has been renewed, and the monthly minimum base rent is immaterial. From August 2023, the Company started leasing office spaces from certain employees and entities associated with these employees. These leases were recognized on the Skypass Closing Date and have 3.0 year terms. The monthly minimum base rent is immaterial.

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
Our segment reconciliation is included below.

	Three Months Ended June 30, 2024
(in thousands)	Travel Marketplace	SaaS Platform	Total
Revenue	$58,003	$323	$58,326
Adjusted EBITDA	4,604	1,507	6,111
Depreciation and amortization			(3,653)
Stock-based compensation and related payroll tax expense			(11,991)
Restructuring expense, net			(158)
Acquisition and integration related costs			(15)
Financing and refinancing related costs			(9)
Certain other expenses[1]			(528)
Change in fair value of earn-out liabilities			(58)
Operating loss			$(10,301)
Total other expense, net			(15,215)
Loss before income taxes			(25,516)
Benefit (provision) for income taxes			4
Net loss			$(25,512)
1Includes expenses primarily related to professional service expenses for other non-core operating activities, including LBF US divestiture and transition service expense and legal service expenses.

	Three Months Ended June 30, 2023
(in thousands)	Travel Marketplace	SaaS Platform	Total
Revenue	$56,652	$119	$56,771
Adjusted EBITDA[1]	4,948	(510)	4,438
Depreciation and amortization			(3,803)
Restructuring income (expense), net			168
Stock-based compensation and related payroll tax expense			(4,890)
Acquisition and integration related costs			(365)
Financing and refinancing related costs			(139)
Certain other expenses[2]			(731)
Change in fair value of earn-out liabilities			$(530)
Operating loss			$(5,852)
Total other expense, net			(6,748)
Loss before income taxes			(12,600)
Benefit (provision) for income taxes			(2,008)
Net loss			$(14,608)

1Adjusted EBITDA has been conformed to the current period presentation for period over period comparability.
2Includes expenses primarily related to transaction filing fees.

	Six Months Ended June 30, 2024
(in thousands)	Travel Marketplace	SaaS Platform	Total
Revenue	$115,760	$587	$116,347
Adjusted EBITDA	10,726	441	11,167
Depreciation and amortization			(9,216)
Stock-based compensation and related payroll tax expense			(17,298)
Restructuring (income) expense, net			131
Acquisition and integration related costs			(633)
Financing and refinancing related costs			(634)
Certain other expenses[1]			(708)
Change in fair value of earn-out liabilities			(1,297)
Operating loss			$(18,488)
Total other expense, net			(25,841)
Loss before income taxes			(44,329)
Benefit (provision) for income taxes			(641)
Net loss			$(44,970)
1Includes expenses primarily related to professional service expenses for other non-core operating activities, including LBF US divestiture and transition service expense and legal service expenses.

	Six Months Ended June 30, 2023
(in thousands)	Travel Marketplace	SaaS Platform	Total
Revenue	$106,201	$499	$106,700
Adjusted EBITDA[1]	8,984	(389)	8,595
Depreciation and amortization			(7,189)
Restructuring expense, net			(1,361)
Stock-based compensation and related payroll tax expense			(7,451)
Acquisition and integration related costs			(644)
Financing and refinancing related costs			(545)
Certain other expenses			(1,203)
Change in fair value of earn-out liabilities			(701)
Operating loss			$(10,499)
Total other expense, net			(14,317)
Loss before income taxes			(24,816)
Benefit (provision) for income taxes			(2,707)
Net loss			$(27,523)
1Adjusted EBITDA has been conformed to the current period presentation for period over period comparability.
Geographic Information

Geographic stratification changed subsequent to 2023, as a result of the impact of the 2023 acquisitions viewed in comparison to the whole company.
Revenue by geographic area, based on the geographic location of the Company’s subsidiaries is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
United States	$29,273	$33,025	$56,992	$70,577
Brazil	24,817	19,760	50,861	28,864
Rest of Americas	4,212	3,986	8,442	7,259
Asia Pacific	24	—	52	—
	$58,326	$56,771	$116,347	$106,700
Long-lived assets (excluding capitalized software) and operating lease assets by geographic area is as follows:

	June 30,	December 31,
(in thousands)	2024	2023
United States	$3,230	$2,432
India	776	979
Brazil	451	569
Rest of the world	385	148
	$4,842	$4,128

13. NET LOSS PER SHARE
The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders for the three and six months ended June 30, 2024 and 2023:

(in thousands, except share and per share data)	Three Months Ended June 30, 2024		Six Months Ended June 30,
	2024	2023	2024		2023
Numerator:
Net loss	$(25,512)	$(14,608)	$(44,970)		$(27,523)
Cumulative dividends allocated to preferred stockholders	(3,937)	(2,686)	(7,742)		(5,164)
Net loss attributable to common stockholders, basic and diluted	$(29,449)	$(17,294)	$(52,712)	$—	$(32,687)
Denominator:
Weighted average shares outstanding, basic and diluted	80,722,160	77,197,805	79,595,320		76,774,455
Basic and diluted net loss per share	$(0.36)	$(0.22)	$(0.66)		$(0.43)
The following table presents the potential common shares outstanding that were excluded from the computation of diluted net loss per share of common stock as of the periods presented because including them would be anti-dilutive:

	June 30,
	2024	2023
Common stock warrants	1,677,000	1,507,500
Outstanding earn-out shares	8,913,333	7,780,000
Consolid earn-out shares	400,000	400,000
Skypass earn-out shares	1,800,000	—
Purplegrids earn-out shares	2,542,857	—
Restricted stock units	2,923,802	536,906
ESPP shares	—	556
Potential common shares excluded from diluted net loss per share	18,256,992	10,224,962
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
We determine our benefit (provision) for income taxes for interim periods using an estimate of our annual effective tax rate. We record any changes affecting the estimated annual effective tax rate in the interim period in which the change occurs, including discrete items. The tax expense arising on account of tax amortization of indefinite-lived intangible assets and state minimum taxes is calculated based on the discrete approach.
The Company recorded a $0.2 million liability for an income tax contingency related to the acquisition of Interep. At the date of acquisition, we recognized an indemnification asset at the same time and on the same basis as the recognized liability, to the extent that collection is reasonably assured, in accordance with ASC 805.

The following table presents the calculation of our effective income tax rate:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
Loss before income taxes	$(25,516)	$(12,600)	$(44,329)	$(24,816)
(Benefit) provision for income taxes	(4)	2,008	641	2,707
Effective income tax rate	0.02%	(15.94)%	(1.45)%	(10.91)%
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
On July 12, July 19, July 26, 2024 and August 2, 2024, the Company executed the seventeenth, eighteenth, nineteenth and twentieth amendments to the Term Loan, respectively. The amendments provided payment extensions for refinancing fees, principal and interest while the Company works to finalize a long-term facility with various lenders on the Term Loan.
On August 14, 2024, the Company executed the twenty-first amendment (“Twenty-first Amendment”) to the Term Loan. The amendment provided for the following terms: (1) extension of the Term Loan and TCW LOC maturity date to August 31, 2025 and provide that the maturity date will be automatically extended to June 30, 2028 if the Company executes a letter of credit facility in the aggregate face amount of $15.0 million (“L/C Facility”); (2) additional term loans with net proceeds of $5.0 million contingent on the closing of the L/C Facility; (3) specifies the timing of payments of principal and interest on the Term Loan, waives a portion of the July 31, 2024 refinancing fees, and removes the requirement to pay refinancing fees on the outstanding Term Loan balance after July 31, 2024; (4) specifies additional amendment fees associated with the Term Loan; and (5) amends certain financial covenants of the Term Loan.
On August 14, 2024 (the “Closing Date”), the Company executed an amended and restated the Certificate of Designation of Preferences, Rights and Limitations of Series A-1, Series A-2 and Series A-3 Preferred Stock. The amendment will become effective upon the Company meeting certain contingency conditions, including the execution of the L/C Facility as well as the Company's receipt of Term Loan proceeds from the Twenty-first Amendment of the Term Loan (the first date upon which all such conditions shall have been satisfied being hereinafter referred to as the “Amendment Effective Date”). Following the Amendment Effective Date, the amendment extends the put right date on the Company’s preferred stock to December 31, 2028, and removes the provision that accelerates the put right date to March 31, 2026 in the event the Company does not achieve at least $50.0 million in Adjusted EBITDA for fiscal year 2025. The amendment also includes quarterly financial covenants for the outstanding shares of preferred stock. In conjunction with preferred stock amendment, the Company executed a warrant agreement for the issuance of common stock warrants for up to 10% of shares of common stock outstanding as of the Closing Date. These common stock warrants are to be issued on specified dates on or after the Amendment Effective Date and at various strike prices, based on terms governing the warrant agreement.

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
•the expected changes to our capital structure;
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

Overview
We are a leading travel technology company, featuring an artificial intelligence (“AI”)-enabled transaction platform that powers our Marketplace for personalized travel experiences. Our Marketplace has achieved nearly $3 billion of annual gross bookings, primarily in the leisure travel market segment originating in North America with international destinations. In addition to our technology platform and marketplace, our competitive moat includes: a Global Content Hub of negotiated rate content from airlines, hotels, cruise lines and other suppliers; a growing Distribution Network of 65,000 travel experts and intermediaries; Abhi, a travel industry leading AI-assisted user experience and process management application; a suite of profitable Ancillary and FinTech solutions; and in-house multi-lingual 24/7 Support and Service Delivery centers. Our competitive cornerstones and continued growth are further complemented by a history of successfully acquiring and integrating twenty travel companies with complementary content, distribution, and/or technology into our technology-enabled ecosystem.

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

We generate revenue primarily from travel-related activity, which is presented as Travel Marketplace segment revenue on the disaggregated revenue disclosure within Note 4 — Revenue, of our condensed consolidated financial statements. The Travel Marketplace segment includes revenue earned from:

•Commissions revenue, including mark-up fees and commissions on airline ticket sales and to a lesser extent, on hotel accommodations and booking of car rentals, and other travel services;
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
Transactions, gross bookings and take rate for the three and six months ended June 30, 2024 and 2023, respectively, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
Transactions	1,134	721	2,209	1,387
Gross bookings	$677,957	$679,244	$1,385,992	$1,347,323
Take rate	8.6%	8.4%	8.4%	7.9%

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
Our Travel Transaction Revenue includes mark-up fees, commissions and incentives, and is recorded net of estimated cancellation and refunds. Our mark-up fees and certain commissions are earned at ticketing, as our performance obligation is satisfied upon issuance of the ticket or reservation details to the traveler. We also earn certain commissions and incentives per booking when the underlying trip is taken by the traveler. Our Travel Transaction Revenues are all priced on a per booking basis, where the commission and incentive rates could be either flat fees or tiered fixed percentages and are subject to frequent modifications in a dynamic market. From time to time, we issue credits or refunds to the traveler in the event of cancellations. At ticketing, when a travel booking service is performed and our single performance obligation has been fulfilled, we make an estimate for variable consideration based on cumulative booking, which is calculated per applicable pricing tier. Additionally, when the same travel booking is processed, we make an estimate for variable consideration for the traveler taking the trip, to the extent that there is a risk of significant reversal constraining the variable consideration, until the trip is taken, since the occurrence of the trip can be influenced by outside factors, such as the actions of travelers and weather conditions. We recognize Fintech Program Revenues at a point in time when the payment of the trip booked by traveler is settled through the fintech program partnered with our Company.
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
Information Technology Expenses
Information Technology expenses consist primarily of: (1) software license and system maintenance fees; (2) outsourced data center and web hosting costs; (3) payments to contractors; and (4) data communications and other expenses associated with operating our services. We expect to incur additional Information Technology expenses as a result of expanding our operations through growth of our online booking platform in order to support the growth of our business. However, we anticipate Information Technology expenses to decrease as a percentage of revenue over the long term.
Depreciation and Amortization
Depreciation and amortization expenses consist primarily of: (1) amortization of intangible assets with determinable lives; (2) amortization of internally developed and purchased software; and (3) depreciation of furniture, computer equipment and office equipment. We expect to incur additional depreciation and amortization expenses as a result of operating as a public company, including expanding our operations through capital expenditures and purchases of long-lived assets, as well as potential impacts of our continued mergers and acquisitions strategy. However, we anticipate depreciation and amortization expenses to decrease as a percentage of revenue over the long term.
Other Income (Expense)
Other income (expense) consists primarily of: (1) interest income; (2) interest expense; (3) other income and expense, (4) changes in the fair value of our private placement warrant liability, and (5) net expenses incurred on the divestiture of LBF Travel Inc, LBF Travel Holdings LLC, Avia Travel and Tours Inc, and Star Advantage Limited (collectively, “LBF US”) and LBF US transition services. Other income and expense includes realized gains and losses on foreign currency and our foreign currency derivative instruments.
Benefit (Provision) for Income Taxes
We are subject to payment of federal and state income taxes in the U.S. and other forms of income taxes in other jurisdictions. Consequently, we determine our consolidated benefit (provision) for income taxes based on tax obligations incurred using the asset and liability method. Under this method, deferred tax assets and liabilities are calculated based upon the temporary differences between the condensed consolidated financial statements and income tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. The deferred tax assets are recorded net of a valuation allowance when, based on the weight of available evidence, we believe it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods.

We evaluate uncertain tax positions to determine if it is more likely than not that such tax positions would be sustained upon examination. We record a liability when such uncertainties fail to meet the more likely than not threshold.

A U.S. shareholder is subject to current tax on “global intangible low-taxed income” (“GILTI”) of its controlled foreign corporations (“CFCs”). We are subject to tax under GILTI provisions and include our CFCs’ income in our U.S. income tax benefit (provision) in the period that the CFCs earn the income.

Results of Operations
Comparison of Three and Six Months Ended June 30, 2024 and 2023
We have derived this data from our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report. This information should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report. The results of historical periods are not necessarily indicative of our results of operations for any future period. The following tables set forth our unaudited condensed consolidated statement of operations as well as other financial data that our management considers meaningful for 2024 and 2023:

	Three Months Ended June 30,				Six Months Ended June 30,
($ in thousands)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Revenues, net	$58,326	$56,771	$1,555	2.7%	$116,347	$106,700	$9,647	9.0%
Operating expenses:
Sales and marketing expenses	38,107	40,060	(1,953)	(4.9)%	78,374	77,505	869	1.1%
Personnel expense	22,072	12,359	9,713	78.6%	35,288	19,825	15,463	78.0%
General and administrative expense	4,020	5,227	(1,207)	(23.1)%	9,805	9,721	84	0.9%
Information technology expense	268	1,376	(1,108)	(80.5)%	2,337	2,299	38	1.7%
Provision for credit losses, net	349	(34)	383	(1126.5)%	(54)	(701)	647	(92.3)%
Depreciation and amortization	3,653	3,803	(150)	(3.9)%	9,216	7,189	2,027	28.2%
Restructuring expense, net	158	(168)	326	(194.0)%	(131)	1,361	(1,492)	(109.6)%
Total operating expenses	68,627	62,623	6,004	9.6%	134,835	117,199	17,636	15.0%
Loss from operations	(10,301)	(5,852)	(4,449)	76.0%	(18,488)	(10,499)	(7,989)	76.1%

Other income (expense):
Interest income	200	290	(90)	(31.0)%	369	637	(268)	(42.1)%
Interest expense	(12,818)	(8,415)	(4,403)	52.3%	(22,750)	(16,632)	(6,118)	36.8%
Changes in fair value of warrant liability	(7)	393	(400)	(101.8)%	35	372	(337)	(90.6)%
Other (expense) income, net	(2,590)	984	(3,574)	(363.2)%	(3,495)	1,306	(4,801)	(367.6)%
Total other expense, net	(15,215)	(6,748)	(8,467)	125.5%	(25,841)	(14,317)	(11,524)	80.5%
Loss before income taxes	(25,516)	(12,600)	(12,916)	102.5%	(44,329)	(24,816)	(19,513)	78.6%
Benefit (provision) for income taxes	4	(2,008)	2,012	(100.2)%	(641)	(2,707)	2,066	(76.3)%
Net loss	$(25,512)	$(14,608)	$(10,904)	74.6%	$(44,970)	$(27,523)	$(17,447)	63.4%
Revenues, net

	Three Months Ended June 30,				Six Months Ended June 30,
($ in thousands)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Revenue from Travel Marketplace	$58,003	$56,652	$1,351	2.4%	$115,760	$106,201	$9,559	9.0%
Revenue from SaaS Platform	323	119	204	171.4%	587	499	88	17.6%
Revenues, net	$58,326	$56,771	$1,555	2.7%	$116,347	$106,700	$9,647	9.0%

Three Months ended June 30, 2024 Compared to June 30, 2023
Revenues, net for the three months ended June 30, 2024, increased by $1.6 million or 3% compared to the same period in 2023. The increase was primarily driven by the expanded market and business associated with the acquisitions of Orinter Tour & Travel, S.A. (“Orinter”), Interep Representações Viagens E Turismo S.A. (“Interep”), Consolid Mexico Holding, S.A. P.I. de C.V. (“Consolid”), and Skypass Travel Inc, Skypass Travel de Mexico Sa de CV, Skypass Travel Private Limited and Skypass Holidays, LLC (collectively, “Skypass”), during 2023 on our integrated technology platform. This was partially offset from revenue lost of approximately $9.5 million from the sale of LBF. Because we merged customers and supplier relationships from the business acquisitions into consolidated operations, separating revenues specifically from these acquired entities becomes impractical.
The revenues, net increase is primarily contributed by our Travel Marketplace segment. The revenue growth in our Travel Marketplace segment in 2024 was limited by working capital constraints as a result of our Term Loan refinancing activities in the current quarter. Due to this, we were not able to fully utilize the Fintech Program and accommodate transactions that could have generated higher gross bookings. Despite these limitations, revenue increased by $1.4 million or 2% and compared to the same period in 2023, primarily due to an increase of commission revenues earned from mark-up fees on airline ticket sales, travel packages, hotel accommodations, and other travel products and travel services.
The revenue growth in our Travel Marketplace segment in 2024 was primarily impacted by a 57% increase in the number of transactions processed in our Travel Marketplace during the three months ended June 30, 2024, as compared to the same period in 2023. Refer to our Factors Affecting Our Performance – Operating Metrics for further details.
Operating Expenses and Other (Income) Expense
Sales and Marketing Expenses
Sales and marketing expenses for the three months ended June 30, 2024 decreased by $2.0 million or 5% compared to the same period in 2023. The decrease was primarily driven by a decrease of $1.8 million in advertising and marketing expense for the three months ended June 30, 2024, compared to the same period in 2023 due to decreased marketing spend focused on the business-to-consumer (“B2C") travel market subsequent to the LBF divestiture.
Personnel Expenses

Personnel expenses for the three months ended June 30, 2024 increased by $9.7 million, or 79% compared to the same period in 2023. The increase was primarily attributable to an increase in stock-based compensation of $6.5 million during the three months ended June 30, 2024 due to restricted stock units (“RSUs”) issued subsequent to the second quarter of 2023 and through the second quarter of 2024 not included in the prior year. The remaining increase was due to additional employee headcount from the Company's 2023 acquisitions of Orinter, Consolid, Interep, Skypass, and the 2024 acquisition of Tailor Travel.
General and Administrative Expenses
General and administrative expenses for the three months ended June 30, 2024 decreased by $1.2 million or 23% compared to the same period in 2023. The decrease was primarily due to a decrease of $0.5 million in the fair value remeasurement impact of earn-out consideration in the current period and a decrease of $0.7 million in professional services due to the acquisitions of Interep and Orinter, which incurred external consulting costs during the three months ended June 30, 2023.
Information Technology Expenses
Information technology expenses for the three months ended June 30, 2024, decreased by $1.1 million, or 81% compared to the same period in 2023. The decrease during the three months ended June 30, 2024 was primarily due an increase of $1.8 million in software costs capitalized during three months ended June 30, 2024, which was partially offset by an increase of $0.4 million in artificial intelligence (“AI”) related platform development costs.

Provision for Credit Losses, Net
Provision for credit losses, net for the three months ended June 30, 2024 increased by $0.4 million or 1126%, compared to the same period in 2023, due to changes in estimated recovery of accounts receivable during the three months ended June 30, 2023.
Depreciation and Amortization
Depreciation and amortization expenses for the three months ended June 30, 2024 decreased by $0.2 million or 4% compared to the same period in 2023. The decrease was primarily due to weakening of the Brazilian real against the U.S. dollar in the three months ended June 30, 2024.
Restructuring Expense, Net
Restructuring expense for the three months ended June 30, 2024 increased by $0.3 million, or 194%, compared to the same period in 2023. Restructuring expense for the three months ended June 30, 2024 was a net expense of $0.2 million due to one time severance payments. Restructuring expense for the three months ended June 30, 2023 was a net benefit of $0.2 million due to gain recognized on the early termination of a lease offset by one-time severance payments.
Interest Income
Interest income for the three months ended June 30, 2024 was flat from no material change as compared to the same period in 2023.
Interest Expense
Interest expense for the three months ended June 30, 2024 increased by $4.4 million or 52% compared to the same periods in 2023. The increase was primarily due to market increases in the SOFR benchmark and additional debt amendment fees of approximately $2.0 million incurred on our Term Loan subsequent to 2023, which will be recognized as additional interest expense over the term of the loan. The remaining increase is due to interest incurred of $1.0 million for upfront collection of other receivables by Orinter and Interep during the three months ended June 30, 2024.
Changes in Fair Value of Warrant Liability
Changes in fair value of warrant liability for the three months ended June 30, 2024 totaled $0.4 million. The change was primarily due to a nominal increase in fair value of the Company’s private warrants driven by the market price of the Company's common stock during the three months ended June 30, 2024 as compared to a decrease in fair value of the Company’s private warrants driven by the market price of the Company's common stock during the same period in 2023.
Other Expense, Net
Other expense, net for the three months ended June 30, 2024 increased by $3.6 million compared to the same period in 2023, primarily due to losses on foreign currency exchange generated in our foreign operations.

Income Taxes
The following table presents the calculation of the effective income tax rate:

	Three Months Ended June 30,
($ in thousands)	2024	2023
Loss before income taxes	$(25,516)	$(12,600)
(Benefit) provision for income taxes	(4)	2,008
Effective income tax rate	0.02%	(15.94)%
The effective tax rate increased for the three months ended June 30, 2024, as compared to the same period in 2023.

Six Months ended June 30, 2024 Compared to June 30, 2023

Revenues, net for the six months ended June 30, 2024, increased by $9.6 million or 9% compared to the same period in 2023. The increase was primarily driven by the expanded market and business associated with the acquisitions of Orinter, Interep, Consolid, and Skypass, during 2023 on our integrated technology platform. This was partially offset from revenue lost of approximately $20.3 million from the sale of LBF. Because we merged customers and supplier relationships from the business acquisitions into consolidated operations, separating revenues specifically from these acquired entities becomes impractical.
The revenues, net increase is primarily contributed by our Travel Marketplace segment. Revenues from our Travel Marketplace segment for the six months ended June 30, 2024 increased by $9.6 million or 9% compared to the same period in 2023, primarily due to an growth of commission revenues earned from mark-up fees on airline ticket sales, travel packages, hotel accommodations, and other travel products and travel services.
The revenue growth in our Travel Marketplace segment in 2024 was primarily impacted by a 3% increase, respectively in the value of gross bookings and 59% increase in the number of transactions processed in our Travel Marketplace, respectively, during the six months ended June 30, 2024 , as compared to the same period in 2023. Refer to our Factors Affecting Our Performance – Operating Metrics for further details.
Operating Expenses and Other (Income) Expense
Sales and Marketing Expenses
Sales and marketing expenses for the six months ended June 30, 2024 increased by $0.9 million or 1% compared to the same period in 2023. The increase was primarily driven by an increase of $8.4 million, or 12%, in affiliate marketing expense for the six months ended June 30, 2024, compared to the same period in 2023 due to additional sales and marketing activities, along with our expanded presence as a result of acquisitions of Orinter, Interep, Consolid and Skypass in 2023. This increase in affiliate marketing expense was offset by a decrease in advertising expenses of $5.3 million due to decreased advertising spend subsequent to the LBF divestiture, a decrease in chargebacks of $1.3 million, and a decrease in marketing expenses of $0.7 million for the six months ended June 30, 2024 compared to the same period in 2023.
Personnel Expenses

Personnel expenses for the six months ended June 30, 2024 increased by $15.5 million, or 78% compared to the same period in 2023. The increase was primarily attributable to increase in stock-based compensation of $9.5 million during the six months ended June 30, 2024 due to restricted stock units (“RSUs”) issued subsequent to the second quarter of 2023 as well as additional employee headcount from the acquisitions of Orinter, Interep, Consolid, Skypass, and Tailor Travel during 2023, which contributed to $5.0 million in payroll expense.
General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2024 increased by $0.1 million or 1% compared to the same period in 2023. The increase was primarily due to $0.6 million increase in fair value remeasurement impact of earn-out consideration in the current period, and an increase of $0.5 million in rent expense, which was partially offset by a decrease of $0.7 million in professional service expenses due to the acquisitions of Interep and Orinter, which incurred third-party consulting costs during the six months ended June 30, 2023.
Information Technology Expenses
Information Technology expenses for the six months ended June 30, 2024, increased by $38 thousand or 2% compared to the same period in 2023. The increase during the six months ended June 30, 2024 was primarily due to an increase of $0.8 million in AI related platform development costs, an increase of $0.6 million in web hosting costs, and an increase of $0.3 million in off shore IT costs, which was partially offset by an increase of $1.8 million of software costs capitalized during six months ended June 30, 2024.
Provision for Credit Losses, Net
Provision for credit losses, net for the six months ended June 30, 2024 increased by $0.6 million, or 92%, compared to the same period in 2023, due to changes in estimated recovery of accounts receivable during the six months ended June 30, 2023.
Depreciation and Amortization
Depreciation and amortization expenses for the six months ended June 30, 2024 increased by $2.0 million or 28% compared to the same period in 2023. The increase was primarily due to an increase in amortization from additional capitalized software and an increase in amortization of intangibles as a result of the acquisitions of Orinter, Interep, Consolid, Skypass and Purplegrids subsequent to the second quarter of 2023.
Restructuring Expense, Net
Restructuring expense for the six months ended June 30, 2024 decreased by $1.5 million, or 110% compared to the same period in 2023. Restructuring expense for the six months ended June 30, 2024 was a net benefit of $0.1 million due to gain recognized on the early termination of a lease offset by one-time severance payments. Restructuring expense during the six months ended June 30, 2023 was a net expense of $1.4 million due to employee severance and other termination benefits activities that took place during the six months ended June 30, 2023.
Interest Income
Interest income for the six months ended June 30, 2024 decreased by $0.3 million or 42% compared to the same period in 2023 due to a decrease in cash balances.
Interest Expense
Interest expense for the six months ended June 30, 2024 increased by $6.1 million or 37% compared to the same periods in 2023. The increase was primarily due to increase was due to market increases in the SOFR benchmark and additional debt amendment fees incurred on our Term Loan. The remaining interest incurred of $2.8 million for upfront collection of other receivables by Orinter and Interep during the six months ended June 30, 2024.
Changes in Fair Value of Warrant Liability
Changes in fair value of warrant liability for the six months ended June 30, 2024 totaled $0.3 million. The change in the fair value of the warrant liability is driven by changes in the market price of the Company's common stock.
Other Expense, Net
Other expense, net for the six months ended June 30, 2024 increased by $4.8 million compared to the same period in 2023, primarily due to losses on foreign currency exchange generated in our foreign operations.

Income Taxes
The following table presents the calculation of the effective income tax rate:

	Six Months Ended June 30,
($ in thousands)	2024	2023
Loss before income taxes	$(44,329)	$(24,816)
(Benefit) provision for income taxes	641	2,707
Effective income tax rate	(1.45)%	(10.91)%
The effective tax rate increased for the six months ended June 30, 2024, as compared to the same period in 2023 primarily due to a decrease in the tax rate used to estimate taxes for our Brazil operating entities.
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
Because Adjusted EBITDA facilitates internal comparisons of our historical operating performance on a more consistent basis, we use this measure for business planning purposes. We define Adjusted EBITDA as net loss before (1)

depreciation and amortization; (2) benefit (provision) for income taxes; (3) interest expense, net; (4) other income (expense), net; (5) stock-based compensation and the related payroll tax expense; (6) restructuring and related costs; (7) acquisition-related costs (including bank fees, due diligence fees, etc.); (8) legal costs pertaining to acquisitions, and other filings which are not ordinary and outside the course of our business; (9) changes in fair value attributable to earn-out and warrant liabilities; and (10) and certain other expenses that could include expenses that are non-recurring.

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
Some of the limitations of Adjusted EBITDA are as follows: (1) Adjusted EBITDA does not properly reflect capital commitments to be paid in the future; and (2) although depreciation and amortization are non-cash charges, the underlying assets may need to be replaced. Adjusted EBITDA does not reflect these capital expenditures. In evaluating Adjusted EBITDA, our investors should be aware that in the future we may not incur expenses similar to the adjustments in this presentation. Lastly, Adjusted EBITDA can obfuscate the one-time impacts of events that happen out of the ordinary course of business to the extent those occur.

The following table reconciles net loss to Adjusted EBITDA for the three and six months ended June 30, 2024 and 2023, respectively:

	Three Months Ended June 30,				Six Months Ended June 30,
($ in thousands)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Net loss	$(25,512)	$(14,608)	$(10,904)	74.6%	$(44,970)	$(27,523)	$(17,447)	63.4%
Interest expense, (net)	12,618	8,125	4,493	55.3%	22,381	15,995	6,386	39.9%
Stock-based compensation and related payroll tax expense	11,991	4,890	7,101	145.2%	17,298	7,451	9,847	132.2%
Depreciation and amortization	3,653	3,803	(150)	(3.9)%	9,216	7,189	2,027	28.2%
Restructuring expense, net	158	(168)	326	(194.0)%	(131)	1,361	(1,492)	(109.6)%
(Benefit) provision for income taxes	(4)	2,008	(2,012)	(100.2)%	641	2,707	(2,066)	(76.3)%
Changes in fair value of warrant liabilities	7	(393)	400	(101.8)%	(35)	(372)	337	(90.6)%
Changes in fair value of earn-out liabilities	58	530	(472)	(89.1)%	1,297	701	596	85.0%
Acquisition and integration related costs[1]	15	365	(350)	(95.9)%	633	644	(11)	(1.7)%
Financing and refinancing related costs	9	139	(130)	(93.5)%	634	545	89	16.3%
Certain other expenses[2]	506	731	(225)	(30.8)%	926	1,203	(277)	(23.0)%
Foreign currency losses (gains)	2,612	(984)	3,596	(365.4)%	3,277	(1,306)	4,583	(350.9)%
Adjusted EBITDA[3]	$6,111	$4,438	$1,673	37.7%	$11,167	$8,595	$2,572	29.9%
1For the quarter ended March 31, 2024, we included post-acquisition integration costs.
2During the three and six months ended June 30, 2024, certain other expenses primarily include $0.2 million and $0.4 million, respectively, for professional service expenses for other non-recurring activities, and $0 and $0.2 million, respectively, for LBF divestiture and transition service expenses. During the three and six months ended June 30, 2023, certain other expenses include $0.7 million and $1.2 million, respectively, for professional service expenses for other non-recurring activities.
3Adjusted EBITDA has been conformed to the current period presentation for period over period comparability.
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
We define Adjusted Net Loss as net loss before (1) stock-based compensation expense; (2) amortization of intangibles; (3) provision for income taxes; and (4) certain other operating expenses.
The following table reconciles net loss to Adjusted Net Loss for the three and six months ended June 30, 2024 and 2023, respectively:

	Three Months Ended June 30,				Six Months Ended June 30,
($ in thousands)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Net loss	$(25,512)	$(14,608)	$(10,904)	74.6%	$(44,970)	$(27,523)	$(17,447)	63.4%
Stock-based compensation and related payroll tax expense	11,991	4,804	7,187	149.6%	17,298	7,451	9,847	132.2%
Amortization of intangibles	2,742	2,329	413	17.7%	5,851	4,290	1,561	36.4%
(Benefit) provision for income taxes	(4)	2,008	(2,012)	(100.2)%	641	2,707	(2,066)	(76.3)%
Certain other expenses[1]	753	1,204	(451)	(37.5)%	3,324	4,082	(758)	(18.6)%
Adjusted net loss	$(10,030)	$(4,263)	$(5,767)	135.3%	$(17,856)	$(8,993)	$(8,863)	98.6%

1 Includes changes in fair value of earn-out liabilities, changes in fair value of warrant liabilities, restructuring expense, acquisition and integration related costs, financing and refinancing related costs, and certain other expenses.
We define Adjusted Net Loss Per Share as the per share earnings based on the Company’s Adjusted Net Loss attributable to common stockholders, which includes dividends accrued for preferred stockholders, in the respective periods presented. The following table reconciles net loss per share to Adjusted Net Loss per share for the three and six months ended June 30, 2024 and 2023, respectively:
Adjusted Net Loss Per Share

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2024	2023	2024	2023
Net loss	$(25,512)	$(14,608)	$(44,970)	$(27,523)
Cumulative dividends allocated to preferred stockholders	(3,937)	(2,686)	(7,742)	(5,164)
Net loss attributable to common stockholders, basic and diluted	$(29,449)	$(17,294)	$(52,712)	$(32,687)
Weighted average shares outstanding, basic and diluted	80,722,160	77,197,805	79,595,320	76,774,455
Basic and diluted net loss per share	$(0.36)	$(0.22)	$(0.66)	$(0.43)

Adjusted net loss	$(10,030)	$(4,263)	$(17,856)	$(8,993)
Cumulative dividends allocated to preferred stockholders	(3,937)	(2,686)	(7,742)	(5,164)
Adjusted net loss attributable to common stockholders, basic and diluted	$(13,967)	$(6,949)	$(25,598)	$(14,157)
Weighted average shares outstanding, basic and diluted	80,722,160	77,197,805	79,595,320	76,774,455
Adjusted net loss per share	$(0.17)	$(0.09)	$(0.32)	$(0.18)
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
The following table reconciles net cash used in operating activities to Free Cash Flows for the three and six months ended June 30, 2024, and 2023, respectively (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
($ in thousands)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Net cash provided by (used in) operating activities (1)(2)	$(7,599)	$(2,427)	$(5,172)	213.1%	$11,062	$(12,406)	$23,468	(189.2)%
Capital expenditures	(2,904)	(2,506)	(398)	15.9%	(7,785)	(4,474)	(3,311)	74.0%
Free cash flow(1)(2)	$(10,503)	$(4,933)	$(5,570)	112.9%	$3,277	$(16,880)	$20,157	(119.4)%

(1)	Included cash paid for interest for the three and six months ended June 30, 2024 and 2023 of $2.9 million and $5.5 million and $0.5 million and $5.5 million, respectively.
(2)
Included cash paid for LBF US divestiture and transition service expense for the three and six months ended June 30, 2024 of $0.7 million and $0.7 million, respectively. No cash was paid for LBF US transition services for the three and six months ended June 30, 2023.

Liquidity and Capital Resources
Sources of Liquidity
As of June 30, 2024, our principal sources of liquidity were $32.3 million of cash and cash equivalents, restricted cash, and short-term investments, which were held for working capital purposes, as well as our revolving credit facility (“TCW LOC”) available for draw down of $15.0 million. To date, our principal sources of liquidity have been payments received from our revenue arrangements and financing arrangements with banks and financial institutions.
As of June 30, 2024, $19.7 million of our cash and cash equivalents, restricted cash, and short-term investments was held by our foreign subsidiaries outside of the United States. In the event that we repatriate these funds from our foreign subsidiaries, we may need to accrue and pay applicable United States taxes and withholding taxes payable to various countries. As of June 30, 2024, our intent was to permanently reinvest these funds outside of the United States, unless such funds can be repatriated without material tax consequences.
Accordingly, no deferred taxes have been provided for withholding taxes, U.S. state income taxes or other taxes that would result upon repatriation of approximately $23.8 million of undistributed earnings from these foreign subsidiaries as those earnings and any excess of financial reporting over the tax basis of these foreign subsidiaries are indefinitely reinvested. It is not practicable to estimate income tax liabilities that might be incurred if such earnings were remitted to the United States due to the complexity of the underlying calculation. The majority of the undistributed earnings would have been previously-taxed for U.S. federal income taxes as a result of the 2017 U.S. Tax and Jobs Act. Although we have no intention to repatriate the undistributed earnings of our foreign subsidiaries for the foreseeable future, if such funds are needed for operations in the United States, to the extent applicable and material, we will revise future filings to address the potential tax implications.
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
Financial Position
As of June 30, 2024, we had $23.3 million of unrestricted cash and cash equivalents, $9.0 million of restricted cash and short-term investments, and $15.0 million in the unused TCW LOC. Subsequent to June 30, 2024, the Twenty-first

Amendment on the Term Loan was executed on August 13, 2024 and provided for an extension of the maturity date for the Term Loan and TCW LOC to August 31, 2025, provided that the maturity date will be automatically extended to June 30, 2028 if the Company executes a letter of credit facility in the aggregate face amount of $15.0 million within 60 days of the Twenty-first Amendment going effective. As a result of the Twenty-first Amendment, the Company is no longer required to make refinancing fees payable on the outstanding principal balance on the Term Loan.
The amended Term Loan provides for principal and interest payments on the Term Loan of $19.3 million due within 12 months from the date of issuance of the consolidated financial statements. The Company may incur additional fees on the Term Loan depending on the timing of the consummation of the L/C Facility, which will result in changes to the principal and interest payments on the Term Loan in the 12 months from the date of issuance of the consolidated financial statements.

As of the date of issuance of our condensed consolidated financial statements, we believe that the cash on hand, cash generated from operating activities, and access to funds under our TCW LOC will satisfy our working capital and capital requirements for at least the subsequent 12 months.
Term Loan Amendments

On January 17, 2024, we entered into Amendment No. 12 (the “Twelfth Amendment”) to that certain financing agreement with TCW, dated as of December 23, 2019 (as the same may be amended, restated, supplemented, or otherwise modified from time to time, the “Term Loan”. The Twelfth Amendment (1) provided consent to the Company’s acquisition of Purple Grids Inc (“Purplegrids”); (2) required that the Company pledge 100% of the equity interests of Purplegrids; (3) defers a portion of the principal and interest payments due in December 2023 to the termination of the Term Loan; (4) defers certain refinancing milestones and modifies certain liquidity requirements; (5) modifies the payment of certain administrative fees to quarterly rather than annually; and (6) provides for the payment of certain fees.

On March 11, 2024, we executed a thirteenth amendment to the Term Loan (the “Thirteenth Amendment”). The Thirteenth Amendment (1) provided an extension of the maturity on the Term Loan to March 31, 2025 while the Company works to finalize a long-term facility; (2) no event of default for any refinancing milestone; (3) extends the date on which a refinancing fee is potentially payable to April 30, 2024; (4) defers a portion of the principal amortization due in March 2024 to the earlier of the date of the refinancing of the credit facility or June 30, 2024, and capitalizes a part of interest due in March 2024; (5) waives any events of default that may have occurred prior to the Amendment; and (6) provides for a fee of $0.4 million “paid in kind” and added to the outstanding principal of the Term Loan.

On May 7, 2024, we executed the fourteenth amendment to the Term Loan (the “Fourteenth Amendment”). The Fourteenth Amendment provided an extension of the maturity on the Term Loan to June 30, 2025 while the Company works to finalize a long-term facility and specifies the timing of payments of refinancing fees associated with various lenders on the Term Loan.

During June 2024, we executed the fifteenth and sixteenth amendments to the Term Loan (collectively, the “Fifteenth and Sixteenth Amendments”). The Fifteenth and Sixteenth Amendments provided an extension to the timing of payments for refinancing fees, principal, and interest on the Term Loan, while we work to finalize a long-term facility with various lenders of the Term Loan.

During July and August 2024, we executed the seventeenth, eighteenth, nineteenth and twentieth amendments to the Term Loan (collectively, the “Seventeenth, Eighteenth, Nineteenth and Twentieth Amendments”). The Seventeenth, Eighteenth, Nineteenth and Twentieth Amendments provided an extension to the timing of payments for refinancing fees, principal, and interest as well as the Maturity Date was extended to August 31, 2025 on the Term Loan, while we work to finalize a long-term facility with various lenders of the Term Loan.
On August 13, 2024, we executed the twenty-first amendment (“Twenty-first Amendment”) to the Term Loan. The amendment provided for the following terms: (i) extension of the Term Loan and TCW LOC maturity date to August 31, 2025 and provide that the maturity date will be automatically extended to June 30, 2028 if we execute a letter of credit facility in the aggregate face amount of $15.0 million (“L/C Facility”); (ii) additional term loans with net proceeds of $5.0 million contingent on the closing of the L/C Facility; (iii) specifies the timing of payments of principal and interest on the Term Loan, waives a portion of the July 31, 2024 refinancing fees, and removes the requirement to pay refinancing fees on the outstanding Term Loan balance after July 31, 2024; (iv) specifies additional amendment fees associated with the

Term Loan; (v) amends certain financial covenants of the Term Loan; and (vi) waives the breach of the liquidity financial covenant to the Term Loan as of June 30, 2024.
As of June 30, 2024, we were in breach of the liquidity financial covenant on the Term Loan. In August 2024, we executed the Twenty-first Amendment on the Term Loan that waived the breach of the liquidity financial covenant as of June 30, 2024. Our compliance with financial covenants is measured on a quarterly basis on the last calendar day of each quarter. If we were to fail a financial covenant, we would seek a waiver from our lenders. If we were unable to obtain a waiver and the default remained uncured after any applicable grace period, we would be in breach of the Term Loan, and the lenders would be entitled to declare all outstanding borrowings immediately due and payable. In the event the borrowings are repaid prior to the maturity date after December 31, 2025, there will be a prepayment penalty of 2% on the outstanding Term Loan principal balance.
Cash Flow Summary
The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
($ in thousands)	2024	2023
Net cash provided by (used in) operating activities	$11,062	$(12,406)
Net cash used in investing activities	(7,924)	(26,624)
Net cash (used in) provided by financing activities	(5,296)	8,650
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(1,523)	528
Net decrease in cash, cash equivalents and restricted cash	$(3,681)	$(29,852)
Cash Used in Operating Activities
During the six months ended June 30, 2024, cash provided by operating activities was $11.1 million. The primary factors affecting our operating cash flows during this period were our net loss totaling $45.0 million, which was offset by non-cash charges of $36.7 million primarily consisting of depreciation and amortization of $9.2 million, stock-based compensation of $16.8 million, amortization of loan origination fees of $4.2 million, paid in kind (“PIK”) interest expense of $6.5 million. Cash provided by our operating assets and liabilities was $19.7 million, primarily due to a $12.2 million decrease in accounts receivable, a $13.3 million increase in accounts payable, and a $1.4 million increase in accrued expenses and other liabilities, which was partially offset by a $4.9 million increase in contract assets, a $0.4 million increase in other non-current assets, and a $1.8 million decrease in deferred revenue.
During the six months ended June 30, 2023, cash used in operating activities was $12.4 million. The primary factors affecting our operating cash flows during this period were our net loss of $27.5 million, which was offset by non-cash charges of $21.4 million primarily consisting of stock-based compensation of $7.4 million, PIK interest expense of $2.8 million and depreciation and amortization of $7.2 million. Cash provided from changes in our operating assets and liabilities was $6.3 million, primarily owing to a $20.5 million increase in accounts receivable, a $8.8 million increase in contract assets, a $0.4 million increase in other non-current assets, and a $0.3 million decrease in accrued expenses and other liabilities. These changes were offset by a $24.7 million increase in accounts payable. The increase in accounts receivable and accounts payable was primarily due to the acquisitions of Orinter, Interep, and Consolid.
Cash Used in Investing Activities
During the six months ended June 30, 2024, cash used in investing activities was $7.9 million, which was primarily due to the purchase of property, equipment and software.
During the six months ended June 30, 2023, cash used in investing activities was $26.6 million, which was primarily due to cash paid or the acquisitions of Orinter, Interep, and Consolid and the purchase of property and equipment.

Cash Provided by Financing Activities
During the six months ended June 30, 2024, cash used in financing activities was $5.3 million due to $2.5 million payment of earn out consideration, $1.9 million repayment of debt, and $0.8 million of payments to tax on vested restricted stock units.
During the six months ended June 30, 2023, cash provided by financing activities was $8.7 million primarily due to $15.0 million in proceeds funded by Wingspire Capital LLC in addition to the already outstanding term loan (the “Wingspire Term Loan”), offset by the repayment of debt and offering costs.
Contractual Obligations and Commitments
During the six months ended June 30, 2024, there were no material changes, other than the extension of the maturity date on the Term Loan, in our material cash requirements from known contractual and other obligations as disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources” in our Annual Report on Form 10-K for the year ended December 31, 2023.
Critical Accounting Policies and Estimates
During the six months ended June 30, 2024, there were no material changes in our critical accounting policies as disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2023.
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

Interest Rate Risk

Debt

Our debt obligations consist of a variety of financial instruments that expose us to interest rate risk, including, but not limited to the TCW and Wingspire Team Loans (“TCW financing arrangement”). The interest rate on the TCW financing arrangement is tied to short-term interest rate benchmarks including the Adjusted Term SOFR. As of June 30, 2024, the interest rate for the outstanding loan is SOFR + 8.5%. The SOFR is closely related to the Fed Funds rate and a change in interest rate could potentially change the loan interest rate.

Foreign Currency Risk

Prior to fiscal year ended December 31, 2023, nearly all of our sales and expenses were denominated in U.S. dollars. Beginning in 2023, a more substantial portion of our revenues and operating expenses were incurred outside the United States, denominated in foreign currencies, and subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Brazilian real. The functional currency of each of our foreign subsidiaries is that country’s local currency. Foreign currency transaction gains and losses are recorded to other income (expense), net.

In the event of a hypothetical 10% adverse change in the U.S. dollar against the Brazilian real, the impact for the six months ended June 30, 2024 would have been an increase of $5.1 million to our revenues, net and an increase of $0.4 million to our net profit (loss). Furthermore, many of our travel customers travel internationally and any changes in the exchange rate between their home currency and the currency of their intended destination may influence their travel purchases. Our Brazilian operating entities occasionally enter into foreign currency forward contracts, in order to minimize the risks of foreign currency fluctuations. These contracts are typically short-term and are recorded at fair value. As of

June 30, 2024, the asset related to these transactions amount was not material and for the six months ended June 30, 2024, the Company recorded a total of $1.0 million gains on other income (expense), net.

Item 4. Controls and Procedures

Evaluation of our Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2024, our disclosure controls and procedures were not effective, due to material weaknesses in our internal control over financial reporting previously identified in Part II, Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”).

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified that occurred during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings

For a description of our material pending legal proceedings, see Note 10 – Commitments and Contingencies to the accompanying unaudited condensed consolidated financial statements for the quarter ended June 30, 2024 included in Part I, Item 1 of this Quarterly Report.

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
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.
Unregistered Sales of Equity Securities
During the quarter ended June 30, 2024, the Company did not issue any of its Class A Common Stock or other equity securities that were not registered under the Securities Act of 1933, as amended.

Purchase of Equity Securities by Issuer and Affiliated Purchasers
The table below sets forth market repurchases of our Class A Common Stock and Class A Common Stock retained in connection with net settlement of RSUs during the quarter ended June 30, 2024.

(Dollars in thousands, except price per share data)	Total Number of Shares Purchased	Average Price Paid Per Share[1]	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
Stock Repurchases[2]
Quarter Ended June 30, 2024
April 1 to April 30	—	$—	—	$30,030
May 1 to May 31	—	—	—	30,030
June 1 to June 30	—	—	—	30,030
For the three months ended June 30	—	$—	—	$30,030

Stocks Retained in Net Settlement[3]
April 1 to April 30	126,454
May 1 to May 31	125,951
June 1 to June 30	75,393
For the three months ended June 30	327,798
1 Includes broker commissions.
2 On September 21, 2023, the Board authorized a share repurchase program, and later approved an upsize, to purchase up to $40 million of the Company’s Class A Common Stock (the “Share Repurchase Program”). The Share Repurchase Program has no expiration date.
3 The Company’s 2022 Equity Incentive Plan permits net settlement of stock issuances relating to equity awards for purposes of settling a grantee’s tax withholding obligations. Stock Retained in Net Settlement was at the vesting price of the corresponding restricted stock unit.

Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

During the three months ended June 30, 2024, none of our officers or directors adopted, modified or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended.

Item 6. Exhibits

Exhibit Number	Description of Exhibit	Incorporated By Reference To
10.1	Amendment No. 14 to the Financing Agreement, dated May 7, 2024	Exhibit 10.2 to the Current Report on 8-K filed on May 8, 2024
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.1*	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith.
32.2*	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith.
101.INS	Inline XBRL Instance Document	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document	Filed herewith.
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document	Filed herewith.
101.LAB	Inline XBRL Taxonomy Label Linkbase Document	Filed herewith.
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document	Filed herewith.
104	Cover Page Interactive Data File	Formatted as Inline XBRL and contained in Exhibit 101
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

MONDEE HOLDINGS, INC.
(Registrant)

Date: August 14, 2024	By:	/s/ Prasad Gundumogula
	Name:	Prasad Gundumogula
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2024	By:	/s/ Jesus Portillo
	Name:	Jesus Portillo
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)